Form 10-Q
period 2004-07-04
BLUE NILE INC
filed 2004-08-06
CIK 1091171

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2004

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number 000-50763

BLUE NILE, INC.

(Exact name of registrant as specified in its charter)

Delaware	91-1963165
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

705 Fifth Avenue South, Suite 900
Seattle, Washington 98104
(Address of principal executive offices)

Registrant’s telephone number, including area code: (206) 336-6700

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   (  )   No   (X)

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes   (  )   No   (X)

As of July 26, 2004, the registrant had 17,656,265 shares of common stock outstanding.

Cautionary Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that involve many risks and uncertainties. These statements relate to future events and our future performance that are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. In some cases, you can identify forward-looking statements by terms such as “would,” “could,” “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “targets,” “seek,” or “continue,” the negative of these terms or other variations of such terms. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business and other characterizations of future events or circumstances, are forward-looking statements. These statements are only predictions based upon assumptions made that are believed to be reasonable at the time, and are subject to risk and uncertainties. Therefore, actual events or results may differ materially and adversely from those expressed in any forward-looking statement. In evaluating these statements, you should specifically consider the risks described under the caption “Factors that May Affect Future Operating Results” and elsewhere in this Form 10-Q. These factors may cause our actual results to differ materially from any forward-looking statements. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Blue Nile, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

BLUE NILE, INC.

Consolidated Balance Sheets

	July 4,	December 31,
	2004	2003
	(Unaudited)
	(in thousands, except par value)
Assets
Current assets:
Cash and cash equivalents	$52,646	$30,383
Restricted cash	60	400
Marketable securities	15,928
Accounts receivable	517	843
Inventories	6,681	10,204
Deferred income taxes	5,250	5,300
Prepaids and other current assets	1,212	465

Total current assets	82,294	47,595
Property and equipment, net	3,671	3,979
Deferred income taxes	8,687	10,654
Other assets	77	77

Total assets	$94,729	$62,305

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$13,786	$26,288
Accrued liabilities	2,981	4,467
Current portion of deferred rent	176	173

Total current liabilities	16,943	30,928
Deferred rent, less current portion	1,028	1,130
Commitments and contingencies
Mandatorily redeemable convertible preferred stock, $0.001 par value; 25,856 shares authorized; no shares and 10,000 shares outstanding at July 4, 2004 and December 31, 2003, respectively; aggregate liquidation preference of $0 and $78,664 at July 4, 2004 and December 31, 2003, respectively	—	57,485
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; no shares authorized, issued and outstanding as of December 31, 2003; 5,000 shares authorized, none issued and outstanding as of July 4, 2004	—	—
Common stock, $0.001 par value; 300,000 shares and 48,000 shares authorized as of July 4, 2004 and December 31, 2003, respectively; 18,406 shares and 5,128 shares issued as of July 4, 2004 and December 31, 2003, respectively; 17,656 shares and 4,378 shares outstanding as of July 4, 2004 and December 31, 2003, respectively	18	5
Additional paid-in capital	104,276	4,247
Deferred compensation	(1,166)	(1,352)
Accumulated deficit	(25,734)	(29,502)
Treasury stock, at cost; 750 shares outstanding at July 4, 2004 and December 31, 2003	(636)	(636)

Total stockholders’ equity (deficit)	76,758	(27,238)

Total liabilities and stockholders’ equity (deficit)	$94,729	$62,305

The accompanying notes are an integral part of these consolidated financial statements

BLUE NILE, INC.

Consolidated Statements of Operations

	Quarter Ended		Year to Date Ended
	July 4, 2004	June 30, 2003	July 4, 2004	June 30, 2003
	(Unaudited)		(Unaudited)
		(in thousands, except per share data)

Net sales	$35,022	$27,254	$70,806	$51,882
Cost of sales	27,095	21,147	54,667	39,622

Gross profit	7,927	6,107	16,139	12,260
Operating expenses:
Selling, general and administrative	5,111	3,890	10,419	8,207

	5,111	3,890	10,419	8,207

Operating income	2,816	2,217	5,720	4,053
Other income (expense) net:
Interest income	97	21	139	55
Interest expense	—	(11)	—	(209)
Other income	14	16	38	35

	111	26	177	(119)

Income before income taxes	2,927	2,243	5,897	3,934
Income tax expense	1,063	—	2,129	—

Net income	$1,864	$2,243	$3,768	$3,934

Basic net income per share	$0.18	$0.65	$0.51	$1.15

Diluted net income per share	$0.11	$0.14	$0.22	$0.24

The accompanying notes are an integral part of these consolidated financial statements

BLUE NILE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS’ EQUITY (DEFICIT)
Unaudited

			Stockholders’ Equity (Deficit)
	Mandatorily Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Deferred	Accumulated	Treasury
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Stock	Total
	(in thousands)
Balance, December 31, 2003	10,000	$57,485	5,128	$5	$4,247	$(1,352)	$(29,502)	$(636)	$(27,238)
Sale of common stock, net of offering expenses	—	—	2,301	2	42,491	—	—	—	42,493
Conversion of mandatorily redeemable convertible preferred stock to common stock	(10,000)	(57,485)	10,920	11	57,474	—	—	—	57,485
Deferred stock compensation on issuance of stock options	—	—	—	—	228	(228)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	188	—	—	188
Reversal of deferred compensation relating to cancelled options	—	—	—	—	(226)	226	—	—	—
Exercise of common stock options and warrants	—	—	57	—	62	—	—	—	62
Net income and comprehensive income	—	—	—	—	—	—	3,768	—	3,768

Balance, July 4, 2004	—	$—	18,406	$18	$104,276	$(1,166)	$(25,734)	$(636)	$76,758

The accompanying notes are an integral part of these consolidated financial statements

BLUE NILE, INC.

Consolidated Statements of Cash Flows

	Year to date Ended
	July 4, 2004	June 30, 2003
	(Unaudited)
	(in thousands)
Operating activities:
Net income	$3,768	$3,934
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	734	694
Stock-based compensation	188	—
Warrant-based interest expense	—	87
Deferred income taxes	2,017	—
Changes in assets and liabilities:
Receivables, net	326	218
Inventories	3,523	925
Prepaid expenses and other assets	(748)	(77)
Accounts payable	(12,502)	(4,864)
Accrued liabilities	(1,486)	(787)
Deferred rent	(99)	12

Net cash (used in) provided by operating activities	(4,279)	142

Investing activities:
Purchases of property and equipment	(425)	(756)
Transfers of restricted cash	340	—
Purchases of marketable securities	(15,928)	—

Net cash used in investing activities	(16,013)	(756)

Financing activities:
Proceeds from sale of common stock, net of issuance costs	42,493	—
Repurchase of restricted and common stock	—	(8)
Payments on subordinated notes payable	—	(6,638)
Payments on capital lease obligations	—	(995)
Payments on note payable to related party	—	(1,140)
Proceeds from warrant and stock option exercises	62	16

Net cash provided by (used in) financing activities	42,555	(8,765)

Net increase (decrease) in cash and cash equivalents	22,263	(9,379)
Cash and cash equivalents, beginning of period	30,383	22,597

Cash and cash equivalents, end of period	$52,646	$13,218

Supplemental disclosure of cash flow information:
Non-cash financing activities:
Conversion of mandatorily redeemable preferred stock to common stock	$57,485	$—

The accompanying notes are an integral part of these consolidated financial statements

BLUE NILE, INC.

Notes to Consolidated Financial Statements

Note 1. Description of the Company and Summary of Significant Accounting Policies

The Company

Blue Nile, Inc. (the “Company”) is a leading online retailer of high quality diamonds and fine jewelry. In addition to sales of diamonds, fine jewelry and watches, the Company provides guidance and support to enable customers to more effectively learn about and purchase diamonds as well as classically styled fine jewelry. The Company, a Delaware corporation, based in Seattle, Washington, was formed in March 1999. The Company maintains its primary web site at www.bluenile.com.

Change in Fiscal Year

On January 1, 2004, the Company’s fiscal year-end changed from December 31 to the Sunday closest to December 31. Each fiscal year consists of four 13-week quarters, with an extra week added onto the fourth quarter every five to six years. Because of the transition, year to date 2004 results include three additional days of operations.

Reclassifications

Certain reclassifications of prior year balances have been made for consistent presentation with the current year.

Basis of Presentation

The accompanying unaudited consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in Amendment No. 4 of the Company’s registration statement on Form S-1, declared effective by the Securities and Exchange Commission on May 19, 2004. The same accounting policies are followed for preparing quarterly and annual financial statements. In the opinion of management, all adjustments necessary for the fair presentation of the results of operations, financial position and cash flows have been included and are of a normal, recurring nature.

Due to the seasonal nature of the retail industry, quarterly results are not necessarily indicative of the results for the full fiscal year.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates include the allowance for sales returns, the reserve for estimated fraud losses and the deferred tax valuation reserve. Actual results could differ from those estimates.

Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25.” The Company has elected to apply the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation.” Had compensation cost for the Company’s stock options been determined based on the fair value of the options at the date of grant, the Company’s pro forma net income would have been as shown below (in thousands, except per share data):

BLUE NILE, INC.

Notes to Consolidated Financial Statements

	Quarter Ended		Year to Date Ended
	July 4, 2004	June 30, 2003	July 4, 2004	June 30, 2003
Net income, as reported	$1,864	$2,243	$3,768	$3,934
Add: Stock-based compensation expense, as reported	82	—	188	—
Deduct: Stock-based employee compensation expense determined under fair-value-based method, net of tax	(140)	(66)	(307)	(131)

Pro forma net income	$1,806	$2,177	$3,649	$3,803

Income per share:
Basic — as reported	$0.18	$0.65	$0.51	$1.15

Basic — pro forma	$0.17	$0.63	$0.50	$1.11

Diluted — as reported	$0.11	$0.14	$0.22	$0.24

Diluted — pro forma	$0.10	$0.13	$0.21	$0.23

Note 2. Inventories

Inventories are stated at cost and consist of the following (in thousands):

	July 4,	December 31,
	2004	2003
Loose diamonds	$77	$124
Fine jewelry, watches and other	6,604	10,080

	$6,681	$10,204

Note 3. Marketable Securities

The Company’s marketable securities are classified as available-for-sale as defined by Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” At July 4, 2004, marketable securities consist of U.S. government and agencies’ securities maturing in 2004. The securities are carried at fair value, which approximates cost. Interest on marketable securities is included in interest income in the consolidated statements of operations. There were no sales of marketable securities during the periods presented.

Note 4. Net Income Per Share

Basic net income per share is based on the weighted average number of common shares outstanding, excluding unvested common shares issued to employees upon early exercise of options, which are subject to repurchase by the Company. Diluted net income per share is based on the weighted average number of common shares and equivalents outstanding. Common share equivalents included in the computation represent common shares issued upon early exercise of options which are subject to repurchase rights, shares issuable upon assumed exercise of outstanding stock options, warrants and mandatorily redeemable convertible preferred stock except when the effect of their inclusion would be antidilutive.

The following tables sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

BLUE NILE, INC.

Notes to Consolidated Financial Statements

	Quarter Ended		Year to Date Ended
	July 4,	June 30,	July 4,	June 30,
	2004	2003	2004	2003
Net income	$1,864	$2,243	$3,768	$3,934

Weighted average common shares outstanding	10,388	3,433	7,329	3,419

Basic net income per share	$0.18	$0.65	$0.51	$1.15

Dilutive effect of stock options and warrants	1,228	2,043	1,179	2,048
Dilutive effect of mandatorily redeemable convertible preferred stock	6,000	10,920	8,513	10,850

Common stock and common stock equivalents	17,616	16,396	17,021	16,317

Diluted net income per share	$0.11	$0.14	$0.22	$0.24

For the quarter ended June 30, 2003, there were 2,994 preferred stock warrants and 2,517 stock option shares excluded from the computation of net income per diluted share due to their antidilutive effect. For the year to date ended June 30, 2003, there were 2,994 preferred stock warrants and 1,311 stock option shares excluded from the computation of net income per diluted share due to their antidilutive effect.

Note 5. Initial Public Offering

On May 19, 2004, the Company’s registration statement on Form S-1 was declared effective for its initial public offering, pursuant to which the Company sold 2,300,910 million shares of common stock at $20.50 per share. The Company’s common stock commenced trading on May 20, 2004. The offering closed on May 25, 2004, and, as a result, the Company received net proceeds of approximately $43.9 million (after underwriters’ discounts of $3.3 million). The Company incurred additional, estimated related expenses of approximately $1.4 million.

On April 30, 2004, the Company effected a 1 for 2.5 reverse split of its common stock and mandatorily redeemable convertible preferred stock. All shares and per share amounts and any other references to shares included in the accompanying unaudited consolidated financial statements have been adjusted to reflect this split on a retroactive basis.

Simultaneous with the closing of this offering, the Company’s 10.0 million outstanding shares of mandatorily redeemable convertible preferred stock were automatically converted into approximately 10.9 million shares of common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Consolidated Financial Statements and the related notes contained elsewhere in this quarterly report on Form 10-Q. All statements in the following discussion that are not reports of historical information or descriptions of current accounting policy are forward-looking statements. Please consider our forward-looking statements in light of the factors that may affect operating results set forth herein.

Overview

Net income in the second quarter of 2004 was $1.9 million, or $0.11 per diluted share. In the second quarter of 2003, net income and net income per diluted share were $2.2 million and $0.14, respectively. There was no income tax expense in the second quarter of 2003 as a valuation allowance was recorded against deferred tax assets. Income before income taxes in the second quarter of 2004 was $2.9 million, compared to $2.2 million in the second quarter of 2003. The significant growth in sales drove the 30.4% increase in income before income taxes for the quarter.

Year to date net income and net income per diluted share for the period ended July 4, 2004 were $3.8 million and $0.22 respectively, compared to net income and net income per diluted share of $3.9 million and $0.24 for the six months ended June 30, 2003. Income before income taxes was $5.9 million for the year to date period ended July 4, 2004, compared to $3.9 million for the six months ended June 30, 2003.

Results of Operations

Comparison of Quarter Ended July 4, 2004 to Quarter Ended June 30, 2003

Net Sales

Net sales increased 28.5% to $35.0 million for the second quarter of 2004 compared to $27.3 million for the second quarter of 2003. The increase in net sales was primarily due to an increase in net sales of engagement rings and loose diamonds.

Gross Profit

Gross profit increased 29.8% to $7.9 million in the second quarter of 2004 from $6.1 million in the comparable period in 2003. The increase in gross profit was due to the increase in sales volume. Gross profit as a percentage of net sales was 22.6% and 22.4% in the quarters ended July 4, 2004 and June 30, 2003, respectively. The increase in gross profit as a percentage of net sales was primarily due to merchandise mix, with higher gross margin jewelry items making up a larger percentage of net sales in the second quarter of 2004 compared to the comparable period in 2003.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 31.4% to $5.1 million in the second quarter of 2004 from $3.9 million in the second quarter of 2003. As a percentage of net sales, selling, general and administrative expenses were 14.6% in the second quarter of 2004 compared to 14.3% in the second quarter of 2003. The increase in selling, general and administrative expenses in the second quarter of 2004 was due to several factors. Marketing expenses increased by approximately $566,000 due primarily to increased advertising costs from higher sales volume. Payroll and payroll related expenses increased approximately $190,000 resulting primarily from the addition of new employees. Legal and accounting fees increased approximately $139,000, primarily due to higher costs associated with being a public company. Insurance costs increased approximately $130,000, primarily due to higher director and officer insurance premiums as a result of becoming a public company, and credit card processing fees increased approximately $97,000 due to higher sales volumes. Additionally, in the second quarter of 2004, we recorded approximately $80,000 of stock-based compensation expense for which there was no corresponding amount in the second quarter of 2003.

Interest Income

Interest income was approximately $97,000 for the second quarter of 2004, compared to approximately $21,000 in the second quarter of 2003. The increase in interest income is primarily due to an increase in our cash and cash equivalents and marketable securities as a result of our initial public stock offering completed in May 2004, resulting in net proceeds of $42.5 million.

Income Taxes

Income tax expense was $1.1 million in the second quarter of 2004 compared to $0 in the second quarter of 2003. In the second quarter of 2004, we recognized income tax expenses at the federal statutory rate. There was no income tax expense for the comparable period in 2003 as a result of a valuation allowance against deferred tax assets.

Comparison of Year to Date Ended July 4, 2004 to Year to Date Ended June 30, 2003

Net Sales

Net sales increased 36.5% to $70.8 million year to date ended July 4, 2004 compared to $51.9 million in the six months ended June 30, 2003. The increase in net sales was primarily due to an increase in net sales of engagement rings and loose diamonds.

Net sales in the year to date ended July 4, 2004 were positively impacted by our transition to a 4-4-5 retail calendar on January 1, 2004 that added three days of sales compared to the six months ended June 30, 2003. Sales in the additional days contributed approximately $1.2 million to the quarter ended April 4, 2004 net sales.

Gross Profit

Gross profit increased 31.6% to $16.1 million year to date ended July 4, 2004 from $12.3 million in the comparable period in 2003. The increase in gross profit primarily resulted from increases in sales volume. Gross profit as a percentage of net sales declined to 22.8% year to date ended July 4, 2004 from 23.6% in the six months ended June 30, 2003. The decrease in gross profit as a percentage of net sales resulted primarily from retail price reductions that were instituted beginning in the second quarter of 2003. This decrease was partially offset by a change in merchandise mix. Jewelry, which has historically generated higher gross profit margin than engagement products, represented a larger percentage of our net sales in the year to date July 4, 2004 compared to the six months ended June 30, 2003.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 27.0% to $10.4 million year to date ended July 4, 2004 from $8.2 million in the six months ended June 30, 2003. Several factors contributed to the increase in selling, general and administrative expenses year to date ended July 4, 2004. Marketing expenses increased approximately $777,000 due to increased advertising costs from higher sales volume. Payroll and payroll related expenses increased approximately $493,000 resulting primarily from the addition of new employees. Legal and accounting fees increased approximately $343,000 due to higher costs associated with being a public company. Credit card processing fees increased approximately $304,000 due to higher sales volumes. Insurance costs increased approximately $152,000 primarily due to higher director and officer premiums as a result of becoming a public company. Additionally, year to date ended July 4, 2004 we recorded approximately $182,000 of stock-based compensation expense for which there was no corresponding amount in the six months ended June 30, 2003.

As a percentage of net sales, selling, general and administrative expenses were 14.7% year to date ended July 4, 2004 compared to 15.8% in the six months ended June 30, 2003. The decrease in these expenses as a percentage of net sales year to date ended July 4, 2004 resulted primarily from our ability to grow sales at a greater pace than selling, general and administrative expenses.

Interest Income

Interest income was approximately $139,000 for the year to date ended July 4, 2004, compared to approximately $55,000 in the six months ended June 30, 2003. The increase in interest income is primarily due to an increase in our cash and cash equivalents and marketable securities as a result of our initial public stock offering completed in May 2004, resulting in net proceeds of $42.5 million.

Interest Expense

Interest expense was $0 year to date ended July 4, 2004 compared to approximately $209,000 in the six months ended June 30, 2003. The decrease was due to the repayment of the outstanding balances on our notes payable and capital lease obligations in March 2003 and April 2003.

Income Taxes

Income tax expense was $2.1 million year to date ended July 4, 2004 compared to $0 in the six months ended June 30, 2003. Year to date ended July 4, 2004 we recognized income tax expenses at the federal statutory rate. In the six months ended June 30, 2003 we did not recognize income tax expense as a result of a valuation allowance against deferred tax assets.

Liquidity and Capital Resources

As of July 4, 2004, we had working capital of $65.4 million, including cash and cash equivalents of $52.6 million, partially offset by accounts payable of $13.8 million. We believe that our current cash and cash equivalents as well as cash flows from operations will be sufficient to continue our operations and meet our capital needs for the foreseeable future.

Net cash of $4.3 million was used for operating activities year to date July 4, 2004 compared to cash provided by operating activities of $142,000 in the six months ended June 30, 2003. Cash was provided by earnings of $3.8 million and $3.9 million year to date July 4, 2004 and the six months ended June 30, 2003, respectively. Additionally, inventory decreased by $3.5 million year to date July 4, 2004 due to the seasonal decrease in inventory of settings and jewelry from the fourth quarter of 2003. However, these amounts were offset by net payments of payables totaling $12.5 million for the year to date July 4, 2004 and $4.9 million for the six months ended June 30, 2003 due to the normal payment of vendors in the first quarter for inventory sold in the fourth quarter.

Net cash used in investing activities was $16.0 million year to date July 4, 2004 and $756,000 for the six months ended June 30, 2003. Cash used in 2004 was primarily for the purchase of marketable securities of $15.9 million. Cash used in 2003 was primarily related to capital expenditures

Net cash provided by financing activities year to date July 4, 2004 were $42.6 million resulting from the net proceeds of our initial public offering completed in May 2004. Cash used in financing activities in the six months ended June 30, 2003 was $8.8 million and was primarily related to payments of notes payable, capital leases, and a related party note payable.

Factors that May Affect Future Operating Results

You should carefully consider the risks described below and elsewhere in this report, which could materially and adversely affect our business, results of operations or financial condition. In those cases, the trading price of our common stock could decline and you may lose all or part of your investment.

Our limited operating history makes it difficult for us to accurately forecast net sales and appropriately plan our expenses.

We were formed in March 1999 and have a limited operating history. As a result, it is difficult to accurately forecast our net sales and plan our operating expenses. We base our current and future expense levels on our operating forecasts and estimates of future net sales. Net sales and operating results are difficult to forecast because they generally depend on the volume and timing of the orders we receive, which are uncertain. Some of our expenses are fixed, and, as a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected shortfall in net sales. This inability could cause our net income in a given quarter to be lower than expected.

We have incurred significant operating losses in the past and may not be able to sustain profitability in the future.

We experienced significant operating losses in each quarter from our inception in 1999 through the second quarter of 2002. As a result, our business has a limited record of profitability and may not continue to be profitable or increase in profitability. If we are unable to acquire diamonds and fine jewelry at commercially reasonable prices, if net sales decline or if our expenses otherwise exceed our expectations, we may not be able to sustain or increase profitability on a quarterly or annual basis.

As a result of our significant operating losses in prior periods, we have accrued substantial net operating loss carryforwards. If we are unsuccessful in generating sufficient net income in future periods, these assets may expire before they are utilized.

We expect our quarterly financial results to fluctuate, which may lead to volatility in our stock price.

We expect our net sales and operating results to vary significantly from quarter to quarter due to a number of factors, including changes in:

•	demand for our products;

•	our ability to attract visitors to our web site and convert those visitors into customers;

•	our ability to retain existing customers or encourage repeat purchases;

•	our ability to manage our product mix and inventory;

•	consumer tastes and preferences for diamonds and fine jewelry;

•	our ability to manage our fulfillment operations;

•	general economic conditions;

•	advertising and other marketing costs;

•	the costs to acquire diamonds and precious metals;

•	our, or our competitors’, pricing and marketing strategies;

•	conditions or trends in the diamond and fine jewelry industry;

•	conditions or trends in the Internet and e-commerce industry; and

•	costs of expanding or enhancing our technology or web site.

As a result of the variability of these and other factors, our operating results in future quarters may be below the expectations of public market analysts and investors. In this event, the price of our common stock may decline.

As a result of seasonal fluctuations in our net sales, our quarterly results may fluctuate and could be below expectations.

We have experienced and expect to continue to experience seasonal fluctuations in our net sales. In particular, a disproportionate amount of our net sales has been realized during the fourth quarter as a result of the December holiday season, and we expect this seasonality to continue in the future. Over 35%, 42% and 38% of our net sales in 2001, 2002 and 2003, respectively, were generated during the fourth quarter. In anticipation of increased sales activity during the fourth quarter, we may incur significant additional expenses, including higher inventory of jewelry and additional staffing in our fulfillment and customer support operations. If we were to experience lower than expected net sales during any future fourth quarter, it would have a disproportionately large impact on our operating results and financial condition for that year. We also experience considerable fluctuations in net sales in periods preceding other special annual occasions such as Valentine’s Day and Mother’s Day. In the future, our seasonal sales patterns may become more pronounced, may strain our personnel and fulfillment activities and may cause a shortfall in net sales as compared to expenses in a given period, which would substantially harm our business and results of operations.

Our failure to acquire diamonds and fine jewelry at commercially reasonable prices would result in higher costs and lower net sales and damage our competitive position.

If we are unable to acquire diamonds and fine jewelry at commercially reasonable prices, our costs may exceed our forecasts, our gross margins and operating results may suffer and our competitive position could be damaged. The success of our business model depends, in part, on our ability to offer prices to customers that are below those of traditional jewelry retailers. A majority of the world’s supply of rough diamonds is controlled by a small number of diamond mining firms. As a result, any decisions made to restrict the supply of rough diamonds by these firms to our suppliers could substantially impair our ability to acquire diamonds at commercially reasonable prices, if at all. We do not currently have any direct supply relationship with these firms nor do we expect to enter into any such relationship in the foreseeable future. Our ability to acquire diamonds and fine jewelry is also substantially dependent on our relationships with various suppliers. Approximately 44%, 36% and 27% of our payments to our diamond and fine jewelry suppliers in 2001, 2002 and 2003, respectively, were made to our top three suppliers. Our inability to maintain and expand these and other future diamond and fine jewelry supply relationships on commercially reasonable terms or the inability of our current and future suppliers to maintain arrangements for the supply of products sold to us on commercially reasonable terms would substantially harm our business and results of operations.

Suppliers and manufacturers of diamonds as well as retailers of diamonds and diamond jewelry are vertically integrated and we expect will continue to vertically integrate their operations either by developing retail channels for the products they manufacture or acquiring sources of supply, including, without limitation, diamond mining operations for the products that they sell. To the extent such vertical integration efforts are successful, some of the fragmentation in the existing diamond supply chain could be eliminated and our ability to obtain an adequate supply of diamonds and fine jewelry from multiple sources could be limited.

Purchasers of diamonds and fine jewelry may not choose to shop online, which would prevent us from increasing net sales.

The online market for diamonds and fine jewelry is significantly less developed than the online market for books, music, toys and other consumer products. If this market does not gain widespread acceptance, our business may suffer. Our success will depend in part on our ability to attract consumers who have historically purchased diamonds and fine jewelry through traditional retailers. Furthermore, we may have to incur significantly higher and more sustained advertising and promotional expenditures or price our products more competitively than we currently anticipate in order to attract additional online consumers to our web site and convert them into purchasing customers. Specific factors that could prevent consumers from purchasing diamonds and fine jewelry from us include:

•	concerns about buying luxury products such as diamonds and fine jewelry without a physical storefront, face-to-face interaction with sales personnel and the ability to physically handle and examine products;

•	delivery time associated with Internet orders;

•	product offerings that do not reflect consumer tastes and preferences;

•	pricing that does not meet consumer expectations;

•	concerns about the security of online transactions and the privacy of personal information;

•	delayed shipments or shipments of incorrect or damaged products; and

•	inconvenience associated with returning or exchanging purchased items.

We may not succeed in continuing to establish the Blue Nile brand, which would prevent us from acquiring customers and increasing our net sales.

A significant component of our business strategy is the continued establishment and promotion of the Blue Nile brand. Due to the competitive nature of the online market for diamonds and fine jewelry, if we do not continue to establish our brand and branded products, we may fail to build the critical mass of customers required to substantially increase our net sales. Promoting and positioning our brand will depend largely on the success of our marketing and merchandising efforts and our ability to provide a consistent, high quality customer experience. To promote our brand and branded products, we have incurred and will continue to incur substantial expense related to advertising and other marketing efforts.

A critical component of our brand promotion strategy is establishing a relationship of trust with our customers, which we believe can be achieved by providing a high quality customer experience. In order to provide a high quality customer experience, we have invested and will continue to invest substantial amounts of resources in our web site development and functionality, fulfillment operations and customer service operations. Our ability to provide a high quality customer experience is also dependent, in large part, on external factors over which we may have little or no control, including, without limitation, the reliability and performance of our suppliers, third-party carriers and networking vendors. We also rely on third parties for information, including product characteristics and availability that we present to consumers on our web site, which may, on occasion, be inaccurate. Our failure to provide our customers with high quality customer experiences for any reason could substantially harm our reputation and adversely impact our efforts to develop Blue Nile as a trusted brand. The failure of our brand promotion activities could adversely affect our ability to attract new customers and maintain customer relationships, and, as a result, substantially harm our business and results of operations.

We face significant competition and may be unsuccessful in competing against current and future competitors.

The retail jewelry industry is intensely competitive, and we expect competition in the sale of diamonds and fine jewelry to increase and intensify in the future. Increased competition may result in price pressure, reduced gross margins and loss of market share, any of which could substantially harm our business and results of operations. Current and potential competitors include:

•	independent jewelry stores;

•	retail jewelry store chains, such as Tiffany & Co. and Bailey Banks & Biddle;

•	other online retailers that sell jewelry, such as Amazon.com;

•	department stores, chain stores and mass retailers, such as Nordstrom and Neiman Marcus;

•	online auction sites, such as eBay;

•	catalog and television shopping retailers, such as Home Shopping Network and QVC; and

•	discount superstores and wholesale clubs, such as Costco Wholesale and Wal-Mart.

In addition to these competitors, we may face competition from suppliers of our products that decide to sell directly to consumers, either through physical retail outlets or through an online store.

Many of our current and potential competitors have advantages over us, including longer operating histories, greater brand recognition, existing customer and supplier relationships, and significantly greater financial, marketing and other resources. In addition, traditional store-based retailers offer consumers the ability to physically handle and examine products in a manner that is not possible over the Internet as well as a more convenient means of returning and exchanging purchased products.

Some of our competitors seeking to establish an online presence may be able to devote substantially more resources to web site systems development and exert more leverage over the supply chain for diamonds and fine jewelry than we can. In addition, larger, more established and better capitalized entities may acquire, invest or partner with traditional and online competitors as use of the Internet and other online services increases. Our online competitors can duplicate many of the products, services and content we offer, which could harm our business and results of operations.

In order to increase net sales and to sustain or increase profitability, we must attract customers in a cost-effective manner.

Our success depends on our ability to attract customers in a cost-effective manner. We have relationships with providers of online services, search engines, directories and other web sites and e-commerce businesses to provide content, advertising banners and other links that direct customers to our web site. We rely on these relationships as significant sources of traffic to our web site. Our agreements with these providers generally have terms of one year or less. If we are unable to develop or maintain these relationships on acceptable terms, our ability to attract new customers would be harmed. In addition, many of the parties with which we have online-advertising arrangements could provide advertising services to other online or traditional retailers, including retailers with whom we compete. As a result, these parties may be reluctant to enter into or maintain relationships with us. Without these relationships, traffic to our web site could be reduced, which would substantially harm our business and results of operations.

Our failure to meet customer expectations with respect to price would adversely affect our business and results of operations.

Demand for our products has been highly sensitive to pricing changes. Changes in our pricing strategies have had and may continue to have a significant impact on our net sales, gross margins and net income. In 2002 and 2003, we instituted retail price reductions as part of our strategy to stimulate growth in net sales and optimize gross profit. We may institute similar price reductions in the future. Such price reductions may not result in an increase in net sales or the optimization of gross profits. In addition, many external factors, including the costs to acquire diamonds and precious metals and our competitors’ pricing and marketing strategies, can significantly impact our pricing strategies. If we fail to meet customer expectations with respect to price in any given period, our business and results of operations would suffer.

We rely exclusively on the sale of diamonds and fine jewelry for our net sales, and demand for these products could decline.

Luxury products, such as diamonds and fine jewelry, are discretionary purchases for consumers. The volume and dollar value of such purchases may significantly decrease during economic downturns. The success of our business depends in part on macroeconomic factors such as employment levels, salary levels, tax rates and credit availability, all of which affect consumer spending and disposable income. Any reduction in consumer spending or disposable income may affect us more significantly than companies in other industries.

Our net sales and results of operations are highly dependent on the demand for diamonds and diamond jewelry, particularly engagement rings. Should prevailing consumer tastes for diamonds decline or customs with respect to engagement shift away from the presentation of diamond jewelry, demand for our products would decline and our business and results of operations would be substantially harmed.

The significant cost of diamonds results in large part from their scarcity. From time to time, attempts have been made to develop and market synthetic stones and gems to compete in the market for diamonds and diamond jewelry. We expect such efforts to continue in the future. If any such efforts are successful in creating widespread demand for alternative diamond products, demand and price levels for our products would decline and our business and results of operations would be substantially harmed.

In recent years, increasing attention has been focused on “conflict” diamonds, which are diamonds extracted from war-torn regions in Africa and sold by rebel forces to fund insurrection. Diamonds are, in some cases, also believed to be used to fund terrorist activities in some regions. Although we believe that the suppliers from whom we purchase our diamonds seek to exclude such diamonds from their inventories, we cannot independently verify whether any diamond we offer was extracted from these regions. Current efforts to increase consumer awareness of this issue and encourage legislative response could adversely affect consumer demand for diamonds.

Our jewelry offerings must reflect the tastes and preferences of a wide range of consumers whose preferences may change regularly. Our strategy has been to offer primarily what we consider to be classic styles of fine jewelry, but there can be no assurance that these styles will continue to be popular with consumers in the future. If the styles we offer become less popular with consumers and we are not able to adjust our inventory in a timely manner, our net sales may decline or fail to meet expected levels.

The success of our business may depend on our ability to successfully expand our product offerings.

Our ability to significantly increase our net sales and maintain and increase our profitability may depend on our ability to successfully expand our product lines beyond our current offerings. If we offer a new product category that is not accepted by consumers, the Blue Nile brand and reputation could be adversely affected, our net sales may fall short of expectations and we may incur substantial expenses that are not offset by increased net sales. Expansion of our product lines may also strain our management and operational resources.

If our fulfillment operations are interrupted for any significant period of time, our business and results of operations would be substantially harmed.

Our success depends on our ability to successfully receive and fulfill orders and to promptly and securely deliver our products to our customers. Our inventory management, jewelry assembly, packaging, labeling and product return processes are performed in a single fulfillment center. This facility is susceptible to damage or interruption from human error, fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, break-ins, earthquake and similar events. We do not currently maintain back-up power systems at our fulfillment center. We do not presently have a formal disaster recovery plan and our business interruption insurance may be insufficient to compensate us for losses that may occur in the event operations at our fulfillment center are interrupted. We may expand our existing fulfillment center or transfer our fulfillment operations to a larger fulfillment center in the future. Any interruptions in our fulfillment center operations for any significant period of time, including interruptions resulting from the expansion of our existing facility or the transfer of operations to a new facility, could damage our reputation and brand and substantially harm our business and results of operations.

We may fail to successfully expand our fulfillment capabilities, which would substantially harm our business and results of operations.

We currently provide, through a single fulfillment center, our own order fulfillment services for substantially all products we sell. If we fail to quickly and efficiently fill customer orders, our operating results may suffer. We believe that increased demand and other considerations will require us to expand our fulfillment capabilities and facilities in the near future. Our need to rapidly adapt and expand our fulfillment capabilities is particularly acute during the fourth quarter. If we do not successfully expand our fulfillment capabilities to accommodate increases in demand, we may not be able to substantially increase our net sales. Our efforts at expanding our fulfillment capabilities may cause disruptions in other areas of our business, which could substantially harm our business and results of operations.

We rely on our suppliers and third-party carriers as part of our fulfillment process, and these third parties may fail to adequately serve our customers.

In general, we rely on our suppliers to promptly ship us diamonds ordered by our customers. Any failure by our suppliers to sell and ship such products to us in a timely manner will have an adverse effect on our ability to fulfill customer orders and harm our business and results of operations. Our suppliers, in turn, rely on third-party carriers to ship diamonds to us, and in some cases, directly to our customers. We also rely on third-party carriers for product shipments to our customers. We and our suppliers are therefore subject to the risks, including employee strikes and inclement weather, associated with such carriers’ abilities to provide delivery services to meet our and our suppliers’ shipping needs. Our suppliers’ and third-party carriers’ failure to deliver products to us or our customers in a timely manner or to otherwise adequately serve our customers would damage our reputation and brand and substantially harm our business and results of operations.

If we are unable to accurately manage our inventory of fine jewelry, our reputation and results of operations could suffer.

Except for loose diamonds, substantially all of the fine jewelry we sell is from our physical inventory. Changes in consumer tastes for these products subject us to significant inventory risks. The demand for specific products can change between the time we order an item and the date we receive it. If we under-stock one or more of our products, we may not be able to obtain additional units in a timely manner on terms favorable to us, if at all, which would damage our reputation and substantially harm our business and results of operations. In addition, if demand for our products increases over time, we may be forced to increase inventory levels. If one or more of our products does not achieve widespread consumer acceptance, we may be required to take significant inventory markdowns, or may not be able to sell the product at all, which would substantially harm our results of operations.

We face the risk of theft of our products from inventory or during shipment.

We may experience theft of our products while they are being held in our fulfillment center or during the course of shipment to our customers by third-party shipping carriers. We have taken steps to prevent such theft and maintain insurance to cover losses resulting from theft. However, if security measures fail, losses exceed our insurance coverage or we are not able to maintain insurance at a reasonable cost, we could incur significant losses from theft, which would substantially harm our business and results of operations.

Our failure to effectively manage the growth in our operations may prevent us from successfully expanding our business.

We have experienced, and in the future may experience, rapid growth in operations, which has placed, and could continue to place, a significant strain on our operations, services, internal controls and other managerial, operational and financial resources. To effectively manage future expansion, we will need to maintain our operational and financial systems and managerial controls and procedures, which include the following processes:

•	transaction-processing and fulfillment;

•	inventory management;

•	customer support;

•	management of multiple supplier relationships;

•	operational, financial and managerial controls;

•	reporting procedures; and

•	training, supervision, retention and management of our employees.

If we are unable to manage future expansion, our ability to provide a high quality customer experience could be harmed, which would damage our reputation and brand and substantially harm our business and results of operations.

If the single facility where substantially all of our computer and communications hardware is located fails, our business, results of operations and financial condition would be harmed.

Our ability to successfully receive and fulfill orders and to provide high quality customer service depends in part on the efficient and uninterrupted operation of our computer and communications systems. Substantially all of the computer hardware necessary to operate our web site is located at a single leased facility. Our systems and operations are vulnerable to damage or interruption from human error, fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, break-ins, earthquake and similar events. We do not presently have redundant systems in multiple locations or a formal disaster recovery plan, and our business interruption insurance may be insufficient to compensate us for losses that may occur. In addition, our servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays, loss of critical data, the inability to accept and fulfill customer orders or the unauthorized disclosure of confidential customer data. The occurrence of any of the foregoing risks could substantially harm our business and results of operations.

We rely on the services of our key personnel, any of whom would be difficult to replace.

We rely upon the continued service and performance of key technical, fulfillment and senior management personnel. If we lose any of these personnel, our business could suffer. Our future success depends on our retention of key employees, including Mark Vadon, our Chief Executive Officer, on whom we rely for management of our company, development of our business strategy and management of our strategic relationships. None of our key technical, fulfillment or senior management personnel are bound by employment or noncompetition agreements, and, as a result, any of these employees could leave with little or no prior notice. In addition, other than for Mr. Vadon, we do not have “key person” life insurance policies covering any of our employees.

Failure to adequately protect our intellectual property could substantially harm our business and results of operations.

We rely on a combination of patent, trademark, trade secret and copyright law and contractual restrictions to protect our intellectual property. These afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our web site features and functionality or to obtain and use information that we consider as proprietary, such as the technology used to operate our web site, our content and our trademarks.

We have registered “Blue Nile,” “bluenile.com,” the BN logo and the Blue Nile BN stylized logo as trademarks in the U.S. and in certain other countries. Our competitors have, and other competitors may, adopt service names similar to ours, thereby impeding our ability to build brand identity and possibly leading to customer confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of the term Blue Nile or our other trademarks. Any claims or customer confusion related to our trademarks could damage our reputation and brand and substantially harm our business and results of operations.

We currently hold the bluenile.com Internet domain name and various other related domain names. Domain names generally are regulated by Internet regulatory bodies. If we lose the ability to use a domain name in a particular country, we would be forced to either incur significant additional expenses to market our products within that country, including the development of a new brand and the creation of new promotional materials and packaging, or elect not to sell products in that country. Either result could substantially harm our business and results of operations. The regulation of domain names in the United States and in foreign countries is subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may not be able to acquire or maintain the domain names that utilize the name Blue Nile in all of the countries in which we currently or intend to conduct business.

Litigation or proceedings before the U.S. Patent and Trademark Office may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets and domain names and to determine the validity and scope of the proprietary rights of others. Any litigation or adverse priority proceeding could result in substantial costs and diversion of resources and could substantially harm our business and results of operations. Finally, we intend to sell our products internationally, and the laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the United States.

Assertions by third parties of infringement by us of their intellectual property rights could result in significant costs and substantially harm our business and results of operations.

Other parties have, and may in the future, assert that we have infringed their technology or other intellectual property rights. We cannot predict whether any such assertions or claims arising from such assertions will substantially harm our business and results of operations. If we are forced to defend against any infringement claims, whether they are with or without merit or are determined in our favor, we may face costly litigation, diversion of technical and management personnel or product shipment delays. Furthermore, the outcome of a dispute may be that we would need to develop non-infringing technology or enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may be unavailable on terms acceptable to us, or at all.

Increased product returns and the failure to accurately predict product returns could substantially harm our business and results of operations.

We offer our customers an unconditional 30-day return policy that allows our customers to return most products if they are not satisfied for any reason. We make allowances for product returns in our financial statements based on historical return rates. Actual merchandise returns are difficult to predict and may significantly exceed our allowances. Any significant increase in merchandise returns above our allowances would substantially harm our business and results of operations.

We may be unsuccessful in expanding our operations internationally.

To date, we have made very limited international sales, but we anticipate expanding our international sales and operations in the future either by building local versions of our web site for foreign markets or through acquisitions or alliances with third parties. Any international expansion plans we choose to undertake will require management attention and resources and may be unsuccessful. We have minimal experience in selling our products in international markets or in conforming to the local cultures, standards or policies necessary to successfully compete in those markets. We do not currently have any overseas fulfillment, distribution or server facilities or any web site content localized for foreign markets and we cannot be certain that we will be able to establish a global presence if we choose to expand internationally. In addition, we may have to compete with retailers that have more experience with local markets. Our ability to expand internationally may also be limited by the demand for our products and the adoption of electronic commerce in these markets. Different privacy, censorship and liability standards and regulations and different intellectual property laws in foreign countries may cause our business and results of operations to suffer.

Any future international operations may also fail to succeed due to other risks inherent in foreign operations, including:

•	the need to develop new supplier and jeweler relationships;

•	unexpected changes in international regulatory requirements and tariffs;

•	difficulties in staffing and managing foreign operations;

•	longer payment cycles from credit card companies;

•	greater difficulty in accounts receivable collection;

•	potential adverse tax consequences;

•	lack of infrastructure to adequately conduct electronic commerce transactions or fulfillment operations;

•	price controls or other restrictions on foreign currency; and

•	difficulties in obtaining export and import licenses.

Our failure to successfully expand our operations internationally may cause our business and results of operations to suffer.

We rely on our relationship with a third-party consumer credit company to offer financing for the purchase of our products.

The purchase of the diamond and fine jewelry products we sell is a substantial expense for many of our customers. We currently rely on our relationship with a single financial institution to provide financing to our customers. If we are unable to maintain this or other similar arrangements, we may not be able to offer financing alternatives to our customers, which may reduce demand for our products and substantially harm our business and results of operations.

We may undertake acquisitions to expand our business, which may pose risks to our business and dilute the ownership of our existing stockholders.

A key component of our business strategy includes strengthening our competitive position and refining the customer experience on our web site through internal development. However, from time to time, we may selectively pursue acquisitions of businesses, technologies or services. Integrating any newly acquired businesses, technologies or services may be expensive and time-consuming. To finance any acquisitions, it may be necessary for us to raise additional funds through public or private financings. Additional funds may not be available on terms that are favorable to us, and, in the case of equity financings, would result in dilution to our stockholders. If we do complete any acquisitions, we may be unable to operate such acquired businesses profitably or otherwise implement our strategy successfully. If we are unable to integrate any newly acquired entities or technologies effectively, our business and results of operations could suffer. The time and expense associated with finding suitable and compatible businesses, technologies or services could also disrupt our ongoing business and divert our management’s attention. Future acquisitions by us could also result in large and immediate write-offs or assumptions of debt and contingent liabilities, any of which could substantially harm our business and results of operations. We have no current plans, agreements or commitments with respect to any such acquisitions.

If use of the Internet, particularly with respect to online commerce, does not continue to increase as rapidly as we anticipate, our business will be harmed.

Our future net sales and profits are substantially dependent upon the continued use of the Internet as an effective medium of business and communication by our target customers. Internet use may not continue to develop at historical rates and consumers may not continue to use the Internet and other online services as a medium for commerce. Highly publicized failures by some online retailers to meet consumer demands could result in consumer reluctance to adopt the Internet as a means for commerce, and thereby damage our reputation and brand and substantially harm our business and results of operations.

In addition, the Internet may not be accepted as a viable long-term commercial marketplace for a number of reasons, including:

•	actual or perceived lack of security of information or privacy protection;

•	possible disruptions, computer viruses or other damage to the Internet servers or to users’ computers; and

•	excessive governmental regulation.

Our success will depend, in large part, upon third parties maintaining the Internet infrastructure to provide a reliable network backbone with the speed, data capacity, security and hardware necessary for reliable Internet access and services. Our business, which relies on a contextually rich web site that requires the transmission of substantial data, is also significantly dependent upon the availability and adoption of broadband Internet access and other high speed Internet connectivity technologies.

Our net sales may be negatively affected if we are required to charge taxes on purchases.

We do not collect or have imposed upon us sales or other taxes related to the products we sell, except for certain corporate level taxes and sales taxes with respect to purchases by customers located in the State of Washington. However, one or more states or foreign countries may seek to impose sales or other tax collection obligations on us in the future. A successful assertion by one or more states or foreign countries that we should be collecting sales or other taxes on the sale of our products could result in substantial tax liabilities for past sales, discourage customers from purchasing products from us, decrease our ability to compete with traditional retailers or otherwise substantially harm our business and results of operations.

Currently, decisions of the U.S. Supreme Court restrict the imposition of obligations to collect state and local sales and use taxes with respect to sales made over the Internet. However, implementation of the restrictions imposed by these Supreme Court decisions is subject to interpretation by state and local taxing authorities. While we believe that these Supreme Court decisions currently restrict state and local taxing authorities outside the State of Washington from requiring us to collect sales and use taxes from purchasers located within their jurisdictions, taxing authorities outside the State of Washington could disagree with our interpretation of these decisions. Moreover, a number of states, as well as the U.S. Congress, have been considering various initiatives that could limit or supercede the Supreme Court’s position regarding sales and use taxes on Internet sales. If any state or local taxing jurisdiction were to disagree with our interpretation of the Supreme Court’s current position regarding state and local taxation of Internet sales, or if any of these initiatives were to address the Supreme Court’s constitutional concerns and result in a reversal of its current position, we could be required to collect sales and use taxes from purchasers located in states other than Washington. The imposition by state and local governments of various taxes upon Internet commerce could create administrative burdens for us and could decrease our future net sales.

Changes in accounting standards or our accounting policy relating to stock-based compensation may negatively affect our reported results of operations.

We currently are not required to record stock-based compensation charges if the employee’s stock option exercise price equals or exceeds the deemed fair value of our common stock at the date of grant. However, several companies recently have elected to change their accounting policies and begun to record the fair value of stock options as an expense. Although the standards have not been finalized and the timing of a final statement has not been established, the Financial Accounting Standards Board, or FASB, has announced its support for recording expense for the fair value of stock options granted. We account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations.

Under APB 25, compensation expense is recognized for the difference between the fair value of our stock on the date of grant and the exercise price. We have elected to apply the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (“SFAS No. 123”). Had compensation cost for the Company’s stock options been determined based on the fair value of the options at the date of grant under SFAS No. 123, our pro forma net income would have been as set forth in Note 1 to our consolidated financial statements included elsewhere in this report.

Government regulation of the Internet and e-commerce is evolving and unfavorable changes could substantially harm our business and results of operations.

We are subject to general business regulations and laws as well as regulations and laws specifically governing the Internet and e-commerce. Existing and future laws and regulations may impede the growth of the Internet or other online services. These regulations and laws may cover taxation, restrictions on imports and exports, customs, tariffs, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, the provision of online payment services, broadband residential Internet access and the characteristics and quality of products and services. It is not clear how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the Internet and e-commerce. Unfavorable resolution of these issues may substantially harm our business and results of operations.

Our failure to protect confidential information of our customers and our network against security breaches could damage our reputation and brand and substantially harm our business and results of operations.

A significant barrier to online commerce and communications is the secure transmission of confidential information over public networks. Our failure to prevent these security breaches could damage our reputation and brand and substantially harm our business and results of operations. Currently, a majority of our sales are billed to our customers’ credit card accounts directly. We rely on encryption and authentication technology licensed from third parties to effect secure transmission of confidential information, including credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in a compromise or breach of the technology used by us to protect customer transaction data. Any such compromise of our security could damage our reputation and brand and expose us to a risk of loss or litigation and possible liability, which would substantially harm our business, and results of operations. In addition, anyone who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches.

Interruptions to our systems that impair customer access to our web site would damage our reputation and brand and substantially harm our business and results of operations.

The satisfactory performance, reliability and availability of our web site, transaction processing systems and network infrastructure are critical to our reputation and our ability to attract and retain customers and to maintain adequate customer service levels. Any future systems interruption that results in the unavailability of our web site or reduced order fulfillment performance could result in negative publicity, damage our reputation and brand and cause our business and results of operations to suffer. We may be susceptible to such disruptions in the future. We may also experience temporary system interruptions for a variety of other reasons in the future, including power failures, software errors or an overwhelming number of visitors trying to reach our web site during periods of strong seasonal demand or promotions. Because we are dependent in part on third parties for the implementation and maintenance of certain aspects of our systems and because some of the causes of system interruptions may be outside of our control, we may not be able to remedy such interruptions in a timely manner, or at all.

Our failure to address risks associated with credit card fraud could damage our reputation and brand and may cause our business and results of operations to suffer.

Under current credit card practices, we are liable for fraudulent credit card transactions because we do not obtain a cardholder’s signature. We do not currently carry insurance against this risk. To date, we have experienced minimal losses from credit card fraud, but we face the risk of significant losses from this type of fraud as our net sales increase. Our failure to adequately control fraudulent credit card transactions could damage our reputation and brand and substantially harm our business and results of operations.

Our failure to rapidly respond to technological change could result in our services or systems becoming obsolete and substantially harm our business and results of operations.

As the Internet and online commerce industries evolve, we may be required to license emerging technologies useful in our business, enhance our existing services, develop new services and technologies that address the increasingly sophisticated and varied needs of our prospective customers and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. We may not be able to successfully implement new technologies or adapt our web site, proprietary technologies and transaction-processing systems to customer requirements or emerging industry standards. Our failure to do so would substantially harm our business and results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in short-term, high quality, interest bearing securities. Our investments in debt securities are subject to interest rate risk. To minimize our exposure to an adverse shift in interest rates, we invest in short-term securities and maintain an average maturity of one year or less. We do not believe that a 10% change in interest rates would have a significant impact on our interest income.

Item 4. Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on their evaluation, our certifying officers concluded that these disclosure controls and procedures are effective in providing reasonable assurance that the information required to be disclosed by us in our periodic reports filed with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and SEC reports.

We believe that a controls system, no matter how well designed and operated, is based in part upon certain assumptions about the likelihood of future events, and therefore can only provide, reasonable, not absolute, assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

In addition, we have reviewed our internal controls over financial reporting and have made no changes during the quarter ended July 4, 2004, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(c) During the quarter ended July 4, 2004, we sold and issued the following securities which were not registered under the Securities Act of 1933:

During the quarter ended July 4, 2004, we issued 14,116 shares of common stock upon the exercise of stock options for a total exercise price of $3,500.

During the quarter ended July 4, 2004, we granted options to directors of the Company for the purchase of 100,000 shares of common stock at an exercise price of $18.50 per share. The options vest on a monthly basis through April 2008.

These issuances were deemed exempt from registration under the Securities Act in reliance on either (1) Rule 701 promulgated under the Securities Act of 1933, as amended, as offers and sale of securities pursuant to certain compensatory benefit plans and contracts relating to compensation in compliance with Rule 701 or (2) Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering. The recipients of securities in each of these transactions represented their intention to acquire the securities for investment only and not with view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and instruments issued in such transactions. All recipients had adequate access, through their relationships with us, to information about us.

(d) On May 19, 2004, our registration statement on Form S-1 (Registration No. 333-113494) was declared effective for our initial public offering, pursuant to which we registered 3,740,000 shares of common stock to be sold by us (2,000,000 shares) and certain of our shareholders (1,740,000 shares). An additional 300,910 shares were subject to the underwriters’ over-allotment option. The stock was offered at $20.50 per share or an aggregate of $41,000,000 for the Company and $35,670,000 for the selling stockholders. Our common stock commenced trading on May 20, 2004. The offering closed on May 25, 2004 after the sale of all securities registered, including the underwriters’ over-allotment, and as a result, we received net proceeds of approximately $43.9 million (after underwriters’ discounts of $3.3 million). The selling shareholders received net proceeds of approximately $33.1 million. The underwriters of the offering were Merrill Lynch, Pierce, Fenner, & Smith Incorporated, Bear, Stearns & Co. Inc., and Thomas Weisel Partners LLC. The Company incurred additional, estimated related expenses of approximately $1.4 million, which together with the underwriters’ discount, totaled $4.7 million in estimated expenses related to the offering. Net proceeds after all estimated expenses approximated $42.5 million. No offering expenses were paid directly or indirectly to directors, officers (or their associates), or to persons owning 10% or more of any of our equity securities.

As of July 4, 2004, we have used approximately $12.4 million of the net proceeds from the offering. We intend to use the remaining net proceeds for general corporate purposes, including working capital and capital expenditures. Capital expenditures may include the expansion of our fulfillment facilities, the cost of which is estimated to be up to approximately $500,000. Pending use of the net proceeds of this offering, we have invested the funds in short-term, interest bearing, investment grade securities.

Item 4. Submission of Matters to a Vote of Security Holders

In April 2004, we submitted the following matters to our stockholders for their approval. On April 27, 2004, our stockholders approved each of these matters, as set forth below, by written consent. As of the record date for taking such action, we had 38,353,302 shares of our common stock outstanding (on an as-if-converted to common stock basis). The following actions were approved:

1)	The re-election and reconfirmation of the following members on the Board of Directors: Mark Vadon, Diane Irvine, Joseph Jimenez, Mary Alice Taylor, Joanna Strober, Augustus Tai and Brian McAndrews.

2)	The approval of the amendment and restatement of our Certificate of Incorporation to effect a 1-for-2.5 reverse stock split of our capital stock (including all outstanding warrants and options exercisable for shares of our capital stock).

3)	The approval of the amendment and restatement of our Certificate of Incorporation that became effective upon the completion of our initial public offering to, among other things, (i) delete the provisions in the certificate designating the rights and preferences of the preferred stock which are no longer outstanding following the conversion of such preferred stock into shares of our common stock upon the closing of the initial public offering, (ii) create 5,000,000 shares of preferred stock, (iii) increase the authorized number of common stock by 252,000,000 shares from 48,000,000 shares to 300,000,000 shares and (iv) provide for certain stockholder protection measures.

4)	The approval of the amendment and restatement of our Bylaws.

5)	The approval and adoption of our 2004 Equity Incentive Plan, 2004 Non-Employee Directors’ Stock Option Plan and 2004 Employee Stock Purchase Plan.

6)	The approval of a form of Indemnity Agreement to be entered into by us with each of our directors and officers.

The results of the voting from stockholders that returned written consents for the actions listed above were 36,225,334 for and none against.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

3.1	Amended and Restated Certificate of Incorporation of Blue Nile, Inc.

3.2	Amended and Restated Bylaws of Blue Nile, Inc. (1)

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Specimen stock certificate (2)

4.3	Amended and Restated Investor Rights Agreement dated June 29, 2001 by and between the registrant and certain holders of the registrant’s common stock (3).

31.1	Certification of Chief Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Previously filed as Exhibit 3.2 to Blue Nile, Inc.’s Registration Statement on Form S-1 (No. 333-113494), as filed with the Securities and Exchange Commission on March 11, 2004, as amended, and incorporated by reference herein.

(2)	Previously filed as Exhibit 4.2 to Blue Nile, Inc.’s Registration Statement on Form S-1A (No. 333-113494), as filed with the Securities and Exchange Commission on May 4, 2004, as amended, and incorporated by reference herein.

(3)	Previously filed as Exhibit 4.3 to Blue Nile, Inc.’s Registration Statement on Form S-1 (No. 333-113494), as filed with the Securities and Exchange Commission on March 11, 2004, as amended, and incorporated by reference herein.

*	The certifications attached as Exhibits 32.1 and 32.2 accompanies this Quarterly Report on Form 10Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Blue Nile, Inc. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

(b) No reports on Form 8-K were filed during the quarter ended July 4, 2004.

Signatures

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUE NILE, INC.

Registrant

Date: August 2, 2004

/s/ Diane M. Irvine

Diane M. Irvine
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Blue Nile, Inc.

3.2	Amended and Restated Bylaws of Blue Nile, Inc. (1)

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Specimen stock certificate (2)

4.3	Amended and Restated Investor Rights Agreement dated June 29, 2001 by and between the registrant and certain holders of the registrant’s common stock (3).

31.1	Certification of Chief Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer Required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2*	Certification of Principal Financial Officer Required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Previously filed as Exhibit 3.2 to Blue Nile, Inc.’s Registration Statement on Form S-1 (No. 333-113494), as filed with the Securities and Exchange Commission on March 11, 2004, as amended, and incorporated by reference herein.

(2)	Previously filed as Exhibit 4.2 to Blue Nile, Inc.’s Registration Statement on Form S-1A (No. 333-113494), as filed with the Securities and Exchange Commission on May 4, 2004, as amended, and incorporated by reference herein.

(3)	Previously filed as Exhibit 4.3 to Blue Nile, Inc.’s Registration Statement on Form S-1 (No. 333-113494), as filed with the Securities and Exchange Commission on March 11, 2004, as amended, and incorporated by reference herein.

*	The certifications attached as Exhibits 32.1 and 32.2 accompanies this Quarterly Report on Form 10Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Blue Nile, Inc. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.