Form 10-Q
period 2004-10-03
BLUE NILE INC
filed 2004-11-05
CIK 1091171

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 000-50763

BLUE NILE, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	91-1963165 (I.R.S. Employer Identification No.)

705 Fifth Avenue South, Suite 900 Seattle, Washington (Address of principal executive offices)	98104 (Zip Code)

(206) 336-6700
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No  ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No  ☒

     As of October 21, 2004, the registrant had 17,692,481 shares of common stock outstanding.

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

BLUE NILE, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

BLUE NILE, INC.

Consolidated Balance Sheets

	October 3,	December 31,
	2004	2003
	(Unaudited)
	(in thousands, except par value)
Assets
Current assets:
Cash and cash equivalents	$22,777	$30,383
Restricted cash	50	400
Marketable securities	48,816	—
Accounts receivable	602	843
Inventories	6,363	10,204
Deferred income taxes	8,176	5,300
Prepaids and other current assets	941	465

Total current assets	87,725	47,595
Property and equipment, net	3,628	3,979
Intangible assets, net	373	—
Deferred income taxes	4,908	10,654
Other assets	77	77

Total assets	$96,711	$62,305

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$13,997	$26,288
Accrued liabilities	2,035	3,155
Accrued marketing	865	1,312
Current portion of deferred rent	177	173

Total current liabilities	17,074	30,928
Deferred rent, less current portion	1,002	1,130
Commitments and contingencies
Mandatorily redeemable convertible preferred stock, $0.001 par value; 25,856 shares authorized; no shares and 10,000 shares outstanding at October 3, 2004 and December 31, 2003, respectively; aggregate liquidation preference of $0 and $78,664 at October 3, 2004 and December 31, 2003, respectively	—	57,485
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 5,000 shares authorized, none issued and outstanding as of October 3, 2004; no shares authorized, issued and outstanding as of December 31, 2003	—	—
Common stock, $0.001 par value; 300,000 shares and 48,000 shares authorized as of October 3, 2004 and December 31, 2003, respectively; 18,416 shares and 5,128 shares issued as of October 3, 2004 and December 31, 2003, respectively; 17,666 shares and 4,378 shares outstanding as of October 3, 2004 and December 31, 2003, respectively	18	5
Additional paid-in capital	104,391	4,247
Deferred compensation	(1,041)	(1,352)
Accumulated other comprehensive loss	(19)	—
Accumulated deficit	(24,078)	(29,502)
Treasury stock, at cost; 750 shares outstanding at October 3, 2004 and December 31, 2003	(636)	(636)

Total stockholders’ equity (deficit)	78,635	(27,238)

Total liabilities and stockholders’ equity (deficit)	$96,711	$62,305

The accompanying notes are an integral part of these consolidated financial statements

BLUE NILE, INC.

Consolidated Statements of Operations

	Quarter Ended		Year to Date Ended
	October 3,	September 30,	October 3,	September 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
	(in thousands, except per share data)
Net sales	$33,888	$27,457	$104,694	$79,339
Cost of sales	26,519	21,386	81,186	61,008

Gross profit	7,369	6,071	23,508	18,331
Operating expenses:
Selling, general and administrative	5,033	3,922	15,452	12,129

	5,033	3,922	15,452	12,129

Operating income	2,336	2,149	8,056	6,202
Other income (expense) net:
Interest income	241	19	380	74
Interest expense	—	—	—	(209)
Other income	15	20	53	55

	256	39	433	(80)

Income before income taxes	2,592	2,188	8,489	6,122
Income tax expense	936	—	3,065	—

Net income	$1,656	$2,188	$5,424	$6,122

Basic net income per share	$0.09	$0.51	$0.51	$1.65

Diluted net income per share	$0.09	$0.13	$0.31	$0.38

The accompanying notes are an integral part of these consolidated financial statements

BLUE NILE, INC.

Consolidated Statements of Changes in Mandatorily Redeemable Convertible Preferred Stock
and Stockholders’ Equity (Deficit)
(Unaudited)

			Stockholders’ Equity (Deficit)
	Mandatorily Redeemable
	Convertible Preferred Stock		Common Stock		Additional			Accumulated
					Paid-in	Deferred	Accumulated	Other Comprehensive	Treasury
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Loss	Stock	Total
	(in thousands)
Balance, December 31, 2003	10,000	$57,485	5,128	$5	$4,247	$(1,352)	$(29,502)	$—	$(636)	$(27,238)
Net income	—	—	—	—	—	—	5,424	—	—	5,424
Other comprehensive income (loss):
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	—	—	(19)	—	(19)

Total comprehensive income										5,405
Sale of common stock, net of offering expenses	—	—	2,301	2	42,514	—	—	—	—	42,516
Conversion of mandatorily redeemable convertible preferred stock to common stock	(10,000)	(57,485)	10,920	11	57,474	—	—	—	—	57,485
Deferred stock compensation on issuance of stock options	—	—	—	—	228	(228)	—	—	—	—
Tax effect of stock option exercises	—	—	—	—	116	—	—	—	—	116
Amortization of deferred stock compensation	—	—	—	—	—	269	—	—	—	269
Reversal of deferred compensation relating to cancelled options	—	—	—	—	(270)	270	—	—	—	—
Exercise of common stock options and warrants	—	—	66	—	70	—	—	—	—	70
Issuance of common stock to directors	—	—	1	—	12	—	—	—	—	12

Balance, October 3, 2004	—	$—	18,416	$18	$104,391	$(1,041)	$(24,078)	$(19)	$(636)	$78,635

The accompanying notes are an integral part of these consolidated financial statements

BLUE NILE, INC.

Consolidated Statements of Cash Flows

	Year to Date Ended
	October 3,	September 30,
	2004	2003
	(Unaudited)
	(in thousands)
Operating activities:
Net income	$5,424	$6,122
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,108	940
(Gain) loss on disposal of assets	(5)	45
Stock-based compensation	279	—
Warrant-based interest expense	—	87
Deferred income taxes	2,870	—
Changes in assets and liabilities:
Receivables, net	242	163
Inventories	3,841	(559)
Prepaid expenses and other assets	(477)	(91)
Accounts payable	(12,290)	(3,007)
Accrued liabilities	(1,851)	(926)
Deferred rent	(124)	1,317

Net cash (used in) provided by operating activities	(983)	4,091

Investing activities:
Purchases of property and equipment	(731)	(2,558)
Proceeds from the sale of property and equipment	7	3
Purchases of marketable securities	(59,855)	—
Proceeds from the sale of marketable securities	11,020	—
Transfers of restricted cash	350	50

Net cash used in investing activities	(49,209)	(2,505)

Financing activities:
Proceeds from sale of common stock, net of issuance costs	42,516	—
Repurchase of restricted and common stock	—	(8)
Payments on subordinated notes payable	—	(6,638)
Payments on capital lease obligations	—	(995)
Payments on note payable to related party	—	(1,140)
Proceeds from warrant and stock option exercises	70	234

Net cash provided by (used in) financing activities	42,586	(8,547)

Net decrease in cash and cash equivalents	(7,606)	(6,961)
Cash and cash equivalents, beginning of period	30,383	22,597

Cash and cash equivalents, end of period	$22,777	$15,636

Supplemental disclosure of cash flow information:
Non-cash investing activities:
Intangible assets acquired under purchase obligation	$400	$—

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

Change in Fiscal Year

On January 1, 2004, the Company’s fiscal year-end changed from December 31 to the Sunday closest to December 31. Each fiscal year consists of four 13-week quarters, with an extra week added onto the fourth quarter every five to six years. Because of the transition, the year to date 2004 results include two additional days of operations.

Reclassifications

Certain reclassifications of prior period balances have been made for consistent presentation with the current period. These reclassifications had no impact on net income or stockholders’ equity (deficit) as previously reported.

Basis of Presentation

The accompanying unaudited consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in Amendment No. 4 of the Company’s registration statement on Form S-1, declared effective by the Securities and Exchange Commission on May 19, 2004. The same accounting policies are followed for preparing quarterly and annual financial statements. In the opinion of management, all adjustments necessary for the fair presentation of the financial position, results of operations and cash flows have been included and are of a normal, recurring nature.

Due to a number of factors, including the seasonal nature of the retail industry and other factors described in this report, quarterly results are not necessarily indicative of the results for the full fiscal year.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates include the allowance for sales returns, the reserve for estimated fraud losses and the deferred tax valuation reserve. Actual results could differ materially from those estimates.

Intangible Assets

Intangible assets represent the consideration paid for licenses and other similar agreements with finite lives. Amortization is calculated on a straight-line basis over the estimated useful life of the related assets, which range from 10 years to 17 years. Amortization expense for the quarter and year to date ended October 3, 2004 was approximately $27,000.

Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25.” The Company has elected to apply the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation.” Had compensation cost for the Company’s stock options been determined based on the fair value of the options at the date of grant, the Company’s pro forma net income would have been as shown below (in thousands, except per share data):

BLUE NILE, INC.
Notes to Consolidated Financial Statements

	Quarter Ended		Year to Date Ended
	October 3,	September 30,	October 3,	September 30,
	2004	2003	2004	2003
Net income, as reported	$1,656	$2,188	$5,424	$6,122
Add: Stock-based compensation expense, as reported	80	—	269	—
Deduct: Stock-based employee compensation expense determined under fair-value-based method, net of tax	(343)	(59)	(605)	(194)

Pro forma net income	$1,393	$2,129	$5,088	$5,928

Income per share:
Basic - as reported	$0.09	$0.51	$0.51	$1.65

Basic - pro forma	$0.08	$0.50	$0.47	$1.60

Diluted - as reported	$0.09	$0.13	$0.31	$0.38

Diluted - pro forma	$0.07	$0.13	$0.29	$0.36

Note 2. Inventories

Inventories are stated at cost and consist of the following (in thousands):

	October 3,	December 31,
	2004	2003
Loose diamonds	$120	$124
Fine jewelry, watches and other	6,243	10,080

	$6,363	$10,204

Note 3. Marketable Securities

The Company’s marketable securities are classified as available-for-sale as defined by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” At October 3, 2004, marketable securities consist of U.S. government and agencies’ securities maturing within one year. The securities are carried at fair value, with the unrealized gains and losses included in accumulated other comprehensive income (loss). Any realized gains or losses on the sale of marketable securities are reflected as a component of interest income or expense. There were no realized gains or losses in the quarter or year to date ended October 3, 2004.

Note 4. Net Income Per Share

Basic net income per share is based on the weighted average number of common shares outstanding, excluding unvested common shares issued to employees upon early exercise of options, which are subject to repurchase by the Company. Diluted net income per share is based on the weighted average number of common shares and equivalents outstanding. Common share equivalents included in the computation represent common shares issued upon early exercise of options that are subject to repurchase rights, shares issuable upon assumed exercise of outstanding stock options, warrants and mandatorily redeemable convertible preferred stock except when the effect of their inclusion would be antidilutive.

BLUE NILE, INC.
Notes to Consolidated Financial Statements

The following tables set forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Quarter Ended		Year to Date Ended
	October 3, 2004	September 30, 2003	October 3, 2004	September 30, 2003
Net income	$1,656	$2,188	$5,424	$6,122

Weighted average common shares outstanding	17,661	4,268	10,723	3,705

Basic net income per share	$0.09	$0.51	$0.51	$1.65

Dilutive effect of stock options and warrants	1,230	1,231	1,200	1,778
Dilutive effect of mandatorily redeemable convertible preferred stock	—	10,920	5,716	10,826

Common stock and common stock equivalents	18,891	16,419	17,639	16,309

Diluted net income per share	$0.09	$0.13	$0.31	$0.38

For the quarter ended October 3, 2004, there were 376,369 stock option shares excluded from the computation of net income per diluted share due to their antidilutive effect. For the year to date ended October 3, 2004, there were 126,289 stock option shares excluded from the computation of net income per diluted share due to their antidilutive effect.

For the quarter ended September 30, 2003, there were 2,994 preferred stock warrants and 8,252 stock option shares excluded from the computation of net income per diluted share due to their antidilutive effect. For the year to date ended September 30, 2003, there were 2,994 preferred stock warrants and 2,781 stock option shares excluded from the computation of net income per diluted share due to their antidilutive effect.

Note 5. Initial Public Offering

On May 19, 2004, the Company’s registration statement on Form S-1 was declared effective for its initial public offering, pursuant to which the Company sold 2,300,910 shares of common stock at $20.50 per share. The Company’s common stock commenced trading on May 20, 2004. The offering closed on May 25, 2004, and, as a result, the Company received net proceeds of approximately $43.9 million (after underwriters’ discounts of $3.3 million). The Company incurred additional related expenses of approximately $1.4 million.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Blue Nile, Inc.’s (“Blue Nile,” the “Company,” “we,” “our,” “us,”) Consolidated Financial Statements and the related Notes contained elsewhere in this quarterly report on Form 10-Q. All statements in the following discussion that are not reports of historical information or descriptions of current accounting policy are forward-looking statements. Please consider our forward-looking statements in light of the factors that may affect operating results set forth herein.

Overview

Net income in the third quarter of 2004 was $1.7 million, or $0.09 per diluted share. In the third quarter of 2003, net income and net income per diluted share were $2.2 million and $0.13, respectively. There was no income tax expense in the third quarter of 2003 as a valuation allowance was recorded against deferred tax assets. Income before income taxes in the third quarter of 2004 was $2.6 million, compared to $2.2 million in the third quarter of 2003. The significant growth in net sales drove the 18.5% increase in income before income taxes for the quarter.

For the year to date period ended October 3, 2004, net income and net income per diluted share were $5.4 million and $0.31 respectively, compared to net income and net income per diluted share of $6.1 million and $0.38 for the year to date ended September 30, 2003. Income before income taxes was $8.5 million for the year to date period ended October 3, 2004, compared to $6.1 million for the year to date ended September 30, 2003.

In August 2004, the Company launched a website in the United Kingdom, www.bluenile.co.uk through which the Company offers a limited number of products. In the third quarter of 2004, sales through the new website were immaterial.

Results of Operations

Comparison of Quarter Ended October 3, 2004 to Quarter Ended September 30, 2003

Net Sales

Net sales increased 23.4% to $33.9 million for the third quarter of 2004 compared to $27.5 million for the third quarter of 2003. The increase in net sales was primarily due to an increase in net sales of engagement rings and loose diamonds.

The change in 2004 of our fiscal year-end from December 31 to the Sunday closest to December 31 had a slightly negative impact on net sales in the quarter ended October 3, 2004 due to one less day of sales in the quarter compared to the quarter ended September 30, 2003.

Gross Profit

Gross profit increased 21.4% to $7.4 million in the third quarter of 2004 from $6.1 million in the comparable period in 2003. The increase in gross profit was due to the increase in sales volume. Gross profit as a percentage of net sales was 21.7% and 22.1% in the quarters ended October 3, 2004 and September 30, 2003, respectively. The decrease in gross profit as a percentage of net sales resulted primarily from changes in product mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 28.3% to $5.0 million in the third quarter of 2004 from $3.9 million in the third quarter of 2003. As a percentage of net sales, selling, general and administrative expenses were 14.9% in the third quarter of 2004 compared to 14.3% in the third quarter of 2003. The increase in selling, general and administrative expenses in the third quarter of 2004 was due to several factors. Marketing expenses increased by approximately $471,000 due primarily to increased advertising costs from higher sales volume and investment in additional marketing placements to test new vehicles prior to the fourth quarter holiday season. Insurance costs increased by approximately $163,000, primarily due to higher director and officer insurance premiums as a result of becoming a public company. Depreciation and amortization expense increased by approximately $101,000 due primarily to the addition of computer equipment and software. Legal and accounting fees increased by approximately $96,000, primarily due to higher costs associated with being a public company. Additionally, in the third quarter of 2004, we recorded approximately $79,000 of stock-based compensation expense for which there was no corresponding amount in the third quarter of 2003.

Interest Income

Interest income was approximately $241,000 for the third quarter of 2004, compared to approximately $19,000 in the third quarter of 2003. The increase in interest income is primarily due to an increase in our cash and cash equivalents and marketable securities as a result of our initial public stock offering completed in May 2004, which resulted in net proceeds of $42.5 million.

Income Taxes

Income tax expense was $936,000 in the third quarter of 2004 compared to $0 in the third quarter of 2003. In the third quarter of 2004, we recognized income tax expense at the effective tax rate. There was no income tax expense for the comparable period in 2003 as a result of a valuation allowance against deferred tax assets.

Comparison of Year to Date Ended October 3, 2004 to Year to Date Ended September 30, 2003

Net Sales

Net sales increased 32.0% to $104.7 million in the year to date ended October 3, 2004 compared to $79.3 million in the nine months ended September 30, 2003. The increase in net sales was primarily due to an increase in net sales of engagement rings and loose diamonds.

Net sales for the year to date ended October 3, 2004 were positively impacted by the transition of our fiscal year-end from December 31 to the Sunday closest to December 31 on January 1, 2004 that added two days of sales compared to the nine months ended September 30, 2003. Sales in the additional days contributed approximately $1.1 million to net sales in the year to date October 3, 2004.

Gross Profit

Gross profit increased 28.2% to $23.5 million for the year to date ended October 3, 2004 from $18.3 million in the nine months ended September 30, 2003. The increase in gross profit resulted primarily from increases in sales volume. Gross profit as a percentage of net sales declined to 22.5% year to date ended October 3, 2004 from 23.1% in the nine months ended September 30, 2003. The decrease in gross profit as a percentage of net sales resulted primarily from changes in product mix and retail price reductions that were instituted beginning in the second quarter of 2003.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 27.4% to $15.5 million for the year to date ended October 3, 2004 from $12.1 million in the nine months ended September 30, 2003. Several factors contributed to the increase in selling, general and administrative expenses year to date ended October 3, 2004. Marketing expenses increased by approximately $1.2 million due primarily to increased advertising costs from higher sales volume. Payroll and payroll related expenses increased by approximately $564,000 resulting primarily from the addition of new employees. Legal and accounting fees increased by approximately $440,000 due to higher costs associated with being a public company. Insurance costs increased by approximately $315,000 primarily due to higher director and officer premiums as a result of becoming a public company. Additionally, during the year to date ended October 3, 2004 we recorded approximately $261,000 of stock-based compensation expense for which there was no corresponding amount in the nine months ended September 30, 2003.

As a percentage of net sales, selling, general and administrative expenses were 14.8% in the year to date ended October 3, 2004 compared to 15.3% in the nine months ended September 30, 2003. The decrease in these expenses as a percentage of net sales resulted primarily from our ability to grow sales at a greater pace than selling, general and administrative expenses.

Interest Income

Interest income was approximately $380,000 for the year to date ended October 3, 2004, compared to approximately $74,000 in the nine months ended September 30, 2003. The increase in interest income is primarily due to an increase in our cash and cash equivalents and marketable securities as a result of our initial public stock offering completed in May 2004, which resulted in net proceeds of $42.5 million.

Interest Expense

Interest expense was $0 in the year to date ended October 3, 2004 compared to approximately $209,000 in the nine months ended September 30, 2003. The decrease was due to the repayment of the outstanding balances on our notes payable and capital lease obligations in March 2003 and April 2003.

Income Taxes

Income tax expense was $3.1 million in the year to date ended October 3, 2004 compared to $0 in the nine months ended September 30, 2003. In the year to date ended October 3, 2004, we recognized income tax expense at the effective tax rate. In the nine months ended September 30, 2003 we did not recognize income tax expense as a result of a valuation allowance against deferred tax assets.

Liquidity and Capital Resources

As of October 3, 2004, we had working capital of $70.7 million, including cash and cash equivalents of $22.8 million and marketable securities of $48.8 million, partially offset by accounts payable of $14.0 million. We believe that our current cash and cash equivalents and marketable securities as well as cash flows from operations will be sufficient to continue our operations and meet our capital needs for the foreseeable future.

Net cash of $983,000 was used for operating activities in the year to date October 3, 2004, compared to cash provided by operating activities of $4.1 million in the nine months ended September 30, 2003. Cash was provided by earnings of $5.4 million and $6.1 million in the year to date ended October 3, 2004 and the nine months ended September 30, 2003, respectively. Additionally, inventory decreased by $3.8 million in the year to date October 3, 2004 due to the seasonal decrease in inventory of settings and jewelry from the fourth quarter of 2003. However, these amounts were offset by net payments of payables totaling $12.3 million for the year to date October 3, 2004 and $3.0 million for the nine months ended September 30, 2003. The increase in net payments of payables in 2004 relates primarily to the payment of suppliers in the first quarter for inventory sold in the fourth quarter. This payment cycle reflects the beneficial working capital characteristics of our business model, wherein we collect cash from customers within several business days following a related sale while we typically have longer payment terms with our suppliers.

Net cash used in investing activities was $49.2 million for the year to date October 3, 2004 and $2.5 million for the nine months ended September 30, 2003. Cash used in 2004 was primarily for the net purchase of marketable securities of $48.8 million. Cash used in 2003 was primarily related to capital expenditures.

Net cash provided by financing activities for the year to date October 3, 2004 was $42.6 million resulting primarily from the net proceeds of our initial public offering completed in May 2004. Cash used in financing activities in the nine months ended September 30, 2003 was $8.5 million and was primarily related to payments of notes payable, capital leases, and a related party note payable.

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

We experienced significant operating losses in each quarter from our inception in 1999 through the second quarter of 2002. As a result, our business has a limited record of profitability and may not continue to be profitable or increase profitability. If we are unable to acquire diamonds and fine jewelry at commercially reasonable prices, if net sales decline or if our expenses otherwise exceed our expectations, we may not be able to sustain or increase profitability on a quarterly or annual basis.

As a result of our significant operating losses in prior periods, we have accrued substantial net operating loss carryforwards. If we are unsuccessful in generating sufficient net income in future periods, these assets may expire before they are utilized.

We expect our quarterly financial results to fluctuate, which may lead to volatility in our stock price.

We expect our net sales and operating results to vary significantly from quarter to quarter due to a number of factors, including changes in:

•	demand for our products;

•	our ability to attract visitors to our web sites and convert those visitors into customers;

•	our ability to retain existing customers or encourage repeat purchases;

•	our ability to manage our product mix and inventory;

•	consumer tastes and preferences for diamonds and fine jewelry;

•	our ability to manage our fulfillment operations;

•	general economic conditions;

•	advertising and other marketing costs;

•	the costs to acquire diamonds and precious metals;

•	our, or our competitors’, pricing and marketing strategies;

•	conditions or trends in the diamond and fine jewelry industry;

•	conditions or trends in the Internet and e-commerce industry; and

•	costs of expanding or enhancing our technology or web sites.

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

If we are unable to acquire diamonds and fine jewelry at commercially reasonable prices, our costs may exceed our forecasts, our gross margins and operating results may suffer and our competitive position could be damaged. The success of our business model depends, in part, on our ability to offer prices to customers that are below those of traditional jewelry retailers. A majority of the world’s supply of rough diamonds is controlled by a small number of diamond mining firms. As a result, any decisions made to restrict the supply of rough diamonds by these firms to our suppliers could substantially impair our ability to acquire diamonds at commercially reasonable prices, if at all. We do not currently have any direct supply relationship with these firms nor do we expect to enter into any such relationship in the foreseeable future. Our ability to acquire diamonds and fine jewelry is also substantially dependent on our relationships with various suppliers. Approximately 36%, 27% and 32% of our payments to our diamond and fine jewelry suppliers in 2002, 2003 and in the year to date ended October 3, 2004, respectively, were made to our top three suppliers. Our inability to maintain and expand these and other future diamond and fine jewelry supply relationships on commercially reasonable terms or the inability of our current and future suppliers to maintain arrangements for the supply of products sold to us on commercially reasonable terms would substantially harm our business and results of operations.

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

Our success depends on our ability to attract customers in a cost-effective manner. We have relationships with providers of online services, search engines, directories and other web sites and e-commerce businesses to provide content, advertising banners and other links that direct customers to our web sites. We rely on these relationships as significant sources of traffic to our web site. Our agreements with these providers generally have terms of one year or less. If we are unable to develop or maintain these relationships on acceptable terms, our ability to attract new customers would be harmed. In addition, many of the parties with which we have online-advertising arrangements could provide advertising services to other online or traditional retailers, including retailers with whom we compete. As a result, these parties may be reluctant to enter into or maintain relationships with us. Without these relationships, traffic to our web sites could be reduced, which would substantially harm our business and results of operations.

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

Our success depends on our ability to successfully receive and fulfill orders and to promptly and securely deliver our products to our customers. Most of our inventory management, jewelry assembly, packaging, labeling and product return processes are performed in a single fulfillment center. This facility is susceptible to damage or interruption from human error, fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, break-ins, earthquake and similar events. We do not currently maintain back-up power systems at our fulfillment center. We do not presently have a formal disaster recovery plan and our business interruption insurance may be insufficient to compensate us for losses that may occur in the event operations at our fulfillment center are interrupted. We recently expanded and may further expand our existing fulfillment center or transfer our fulfillment operations to a larger fulfillment center in the future. Any interruptions in our fulfillment center operations for any significant period of time, including interruptions resulting from the expansion of our existing facility or the transfer of operations to a new facility, could damage our reputation and brand and substantially harm our business and results of operations.

We rely on our suppliers, third-party carriers and third-party jewelers as part of our fulfillment process, and these third parties may fail to adequately serve our customers.

In general, we rely on our suppliers to promptly ship us diamonds ordered by our customers. Any failure by our suppliers to sell and ship such products to us in a timely manner will have an adverse effect on our ability to fulfill customer orders and harm our business and results of operations. Our suppliers, in turn, rely on third-party carriers to ship diamonds to us, and in some cases, directly to our customers. We also rely on third-party carriers for product shipments to our customers. We and our suppliers are therefore subject to the risks, including employee strikes and inclement weather, associated with such carriers’ abilities to provide delivery services to meet our and our suppliers’ shipping needs. In addition, for some customer orders we rely on third-party jewelers to assemble the product. Our suppliers’, third-party carriers’ or third-party jewelers’ failure to deliver products to us or our customers in a timely manner or to otherwise adequately serve our customers would damage our reputation and brand and substantially harm our business and results of operations.

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

We have registered “Blue Nile,” “bluenile.com,” the BN logo and the Blue Nile BN stylized logo as trademarks in the United States and in certain other countries. Our competitors have, and other competitors may, adopt service names similar to ours, thereby impeding our ability to build brand identity and possibly leading to customer confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of the term Blue Nile or our other trademarks. Any claims or customer confusion related to our trademarks could damage our reputation and brand and substantially harm our business and results of operations.

We currently hold the bluenile.com and bluenile.co.uk Internet domain names and various other related domain names. Domain names generally are regulated by Internet regulatory bodies. If we lose the ability to use a domain name in a particular country, we would be forced to either incur significant additional expenses to market our products within that country, including the development of a new brand and the creation of new promotional materials and packaging, or elect not to sell products in that country. Either result could substantially harm our business and results of operations. The regulation of domain names in the United States and in foreign countries is subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may not be able to acquire or maintain the domain names that utilize the name Blue Nile in all of the countries in which we currently or intend to conduct business.

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

Third parties have, and may in the future, assert that we have infringed their technology or other intellectual property rights. We cannot predict whether any such assertions or claims arising from such assertions will substantially harm our business and results of operations. If we are forced to defend against any infringement claims, whether they are with or without merit or are determined in our favor, we may face costly litigation, diversion of technical and management personnel or product shipment delays. Furthermore, the outcome of a dispute may be that we would need to develop non-infringing technology or enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may be unavailable on terms acceptable to us, or at all.

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

To date, we have made very limited international sales, but we anticipate expanding our international sales and operations in the future either by expanding our local versions of our web site for foreign markets or through acquisitions or alliances with third parties. Any international expansion plans we choose to undertake will require management attention and resources and may be unsuccessful. We have minimal experience in selling our products in international markets or in conforming to the local cultures, standards or policies necessary to successfully compete in those markets. We do not currently have any overseas fulfillment or distribution or server facilities and we have very limited web content localized for foreign markets and we cannot be certain that we will be able to expand our global presence if we choose to further expand internationally. In addition, we may have to compete with retailers that have more experience with local markets. Our ability to expand internationally may also be limited by the demand for our products and the adoption of electronic commerce in these markets. Different privacy, censorship and liability standards and regulations and different intellectual property laws in foreign countries may cause our business and results of operations to suffer.

Any future international operations may also fail to succeed due to other risks inherent in foreign operations, including:

•	the need to develop new supplier and jeweler relationships;

•	unexpected changes in international regulatory requirements and tariffs;

•	difficulties in staffing and managing foreign operations;

•	longer payment cycles from credit card companies;

•	greater difficulty in accounts receivable collection;

•	potential adverse tax consequences;

•	lack of infrastructure to adequately conduct electronic commerce transactions or fulfillment operations;

•	price controls or other restrictions on foreign currency;

•	difficulties in obtaining export and import licenses; and

•	greater difficulty addressing credit card fraud.

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

We do not collect or have imposed upon us sales or other taxes related to the products we sell, except for certain corporate level taxes, sales taxes with respect to purchases by customers located in the State of Washington, and certain taxes required to be collected on sales outside of the United States of America. However, one or more states or foreign countries may seek to impose sales or other tax collection obligations on us in the future. A successful assertion by one or more states or foreign countries that we should be collecting sales or other taxes on the sale of our products could result in substantial tax liabilities for past sales, discourage customers from purchasing products from us, decrease our ability to compete with traditional retailers or otherwise substantially harm our business and results of operations.

Currently, decisions of the U.S. Supreme Court restrict the imposition of obligations to collect state and local sales and use taxes with respect to sales made over the Internet. However, implementation of the restrictions imposed by these Supreme Court decisions is subject to interpretation by state and local taxing authorities. While we believe that these Supreme Court decisions currently restrict state and local taxing authorities outside the State of Washington from requiring us to collect sales and use taxes from purchasers located within their jurisdictions, taxing authorities outside the State of Washington could disagree with our interpretation of these decisions. Moreover, a number of states, as well as the U.S. Congress, have been considering various initiatives that could limit or supersede the Supreme Court’s position regarding sales and use taxes on Internet sales. If any state or local taxing jurisdiction were to disagree with our interpretation of the Supreme Court’s current position regarding state and local taxation of Internet sales, or if any of these initiatives were to address the Supreme Court’s constitutional concerns and result in a reversal of its current position, we could be required to collect sales and use taxes from purchasers located in states other than Washington. The imposition by state and local governments of various taxes upon Internet commerce could create administrative burdens for us and could decrease our future net sales.

Changes in accounting standards or our accounting policy relating to stock-based compensation may negatively affect our reported results of operations.

We currently are not required to record stock-based compensation charges if the employee’s stock option exercise price equals or exceeds the deemed fair value of our common stock at the date of grant. However, several companies recently have elected to change their accounting policies and begun to record the fair value of stock options as an expense. Although the standards have not been finalized and the compliance deadline has been delayed, the Financial Accounting Standards Board, or FASB, has approved the requirement that companies record expense for the fair value of stock options granted. We account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”), and related interpretations. Under APB Opinion No. 25, compensation expense is recognized for the difference between the fair value of our stock on the date of grant and the exercise price. We have elected to apply the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation” (“SFAS No. 123”). Had compensation cost for the Company’s stock options been determined based on the fair value of the options at the date of grant under SFAS No. 123, our pro forma net income would have been as set forth in Note 1 to our consolidated financial statements included elsewhere in this report.

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

Under current credit card practices, we are liable for fraudulent credit card transactions because we do not obtain a cardholder’s signature. We do not currently carry insurance against this risk. To date, we have experienced minimal losses from credit card fraud, but we face the risk of significant losses from this type of fraud as our net sales increase and as we expand internationally. Our failure to adequately control fraudulent credit card transactions could damage our reputation and brand and substantially harm our business and results of operations.

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

In addition, we have reviewed our internal controls over financial reporting and have made no changes during the quarter ended October 3, 2004, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(b) On May 19, 2004, our registration statement on Form S-1 (Registration No. 333-113494) was declared effective for our initial public offering. As of October 3, 2004, we have used all of the $42.5 million in net proceeds from the offering in funding our operations and other general corporate purposes.

Item 6. Exhibits

3.1	Amended and Restated Certificate of Incorporation of Blue Nile, Inc. (1)

3.2	Amended and Restated Bylaws of Blue Nile, Inc. (2)

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Specimen stock certificate (3)

4.3	Amended and Restated Investor Rights Agreement dated June 29, 2001 by and between the registrant and certain holders of the registrant’s common stock. (4)

31.1	Certification of Chief Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1) Previously filed as Exhibit 3.1 to Blue Nile, Inc.’s Form 10-Q for the quarterly period ended July 4, 2004 (No. 000-50763), as filed with the Securities and Exchange Commission on August 6, 2004, and incorporated by reference herein.

(2) Previously filed as Exhibit 3.2 to Blue Nile, Inc.’s Registration Statement on Form S-1 (No. 333-113494), as filed with the Securities and Exchange Commission on March 11, 2004, as amended, and incorporated by reference herein.

(3) Previously filed as Exhibit 4.2 to Blue Nile, Inc.’s Registration Statement on Form S-1/A (No. 333-113494), as filed with the Securities and Exchange Commission on May 4, 2004, as amended, and incorporated by reference herein.

(4) Previously filed as Exhibit 4.3 to Blue Nile, Inc.’s Registration Statement on Form S-1 (No. 333-113494), as filed with the Securities and Exchange Commission on March 11, 2004, as amended, and incorporated by reference herein.

* The certifications attached as Exhibits 32.1 and 32.2 accompanies this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Blue Nile, Inc. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUE NILE, INC.

Registrant

Date: November 4, 2004
/s/ Diane M. Irvine

Diane M. Irvine
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Blue Nile, Inc. (1)

3.2	Amended and Restated Bylaws of Blue Nile, Inc. (2)

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Specimen stock certificate (3)

4.3	Amended and Restated Investor Rights Agreement dated June 29, 2001 by and between the registrant and certain holders of the registrant’s common stock. (4)

31.1	Certification of Chief Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1) Previously filed as Exhibit 3.1 to Blue Nile, Inc.’s Form 10-Q for the quarterly period ended July 4, 2004 (No. 000-50763), as filed with the Securities and Exchange Commission on August 6, 2004, and incorporated by reference herein.

(2) Previously filed as Exhibit 3.2 to Blue Nile, Inc.’s Registration Statement on Form S-1 (No. 333-113494), as filed with the Securities and Exchange Commission on March 11, 2004, as amended, and incorporated by reference herein.

(3) Previously filed as Exhibit 4.2 to Blue Nile, Inc.’s Registration Statement on Form S-1/A (No. 333-113494), as filed with the Securities and Exchange Commission on May 4, 2004, as amended, and incorporated by reference herein.

(4) Previously filed as Exhibit 4.3 to Blue Nile, Inc.’s Registration Statement on Form S-1 (No. 333-113494), as filed with the Securities and Exchange Commission on March 11, 2004, as amended, and incorporated by reference herein.

* The certifications attached as Exhibits 32.1 and 32.2 accompanies this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Blue Nile, Inc. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.