Form 10-K
period 2005-01-02
BLUE NILE INC
filed 2005-03-25
CIK 1091171

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 000-50763
Blue Nile, Inc.
(Exact name of registrant as specified in its charter)

Delaware	91-1963165
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
705 Fifth Avenue South, Suite 900
Seattle, Washington 98104
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code:
(206) 336-6700
Securities registered pursuant to Section 12(b) of the Act:
None
      Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.001 Par Value	The NASDAQ National Market
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), (2) has been subject to such filing requirements for the past 90 days.     YES ☑          NO ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     YES ☐          NO ☑
      The aggregate market value of the voting stock held by nonaffiliates of the registrant at July 4, 2004 was $332,609,493, based on a closing price of $37.43 per share, excluding 8,770,091 shares of the registrant’s common stock held by current executive officers, directors and stockholders whose ownership exceeds 5% of common stock outstanding at July 4, 2004.
      The number of shares outstanding of the registrant’s common stock as of February 27, 2005 was 17,769,037.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Company’s definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the 2005 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.
      Certain exhibits are incorporated herein by reference into Part IV of this Annual Report on Form 10-K.

BLUE NILE, INC.
ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED JANUARY 2, 2005

PART I

Item 1.	Business
      This report contains forward-looking statements that involve many risks and uncertainties. These statements relate to future events and our future performance that are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. In some cases, you can identify forward-looking statements by terms such as “would,” “could,” “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “targets,” “seek,” or “continue,” the negative of these terms or other variations of such terms. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business and other characterizations of future events or circumstances, are forward-looking statements. These statements are only predictions based upon assumptions made that are believed to be reasonable at the time, and are subject to risk and uncertainties. Therefore, actual events or results may differ materially and adversely from those expressed in any forward-looking statement. In evaluating these statements, you should specifically consider the risks described under the caption “Risk Factors” and elsewhere in this report. These factors may cause our actual results to differ materially from any forward-looking statements. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Overview
      Blue Nile, Inc. (“Blue Nile,” “the Company,” “we,” “our,” and “us”) is a leading online retailer of high quality diamonds and fine jewelry. We have built a well respected consumer brand by employing an informative sales process that empowers our customers while offering a broad selection of high quality jewelry at competitive prices. Our primary web site at www.bluenile.com showcases over 55,000 independently certified diamonds and more than 1,000 styles of fine jewelry, including rings, wedding bands, earrings, necklaces, pendants, bracelets and watches. Blue Nile specializes in the customization of diamond jewelry with our “Build Your Owntm” feature that offers customers the ability to customize diamond rings, pendants and earrings. We have developed an efficient online cost structure and a unique supply solution that eliminates traditional layers of diamond wholesalers and brokers, which allows us to generally purchase most of our product offerings at lower prices by avoiding mark-ups imposed by those intermediaries. Our supply solution generally enables us to purchase only those diamonds that our customers have ordered. As a result, we are able to minimize the costs associated with carrying diamond inventory and limit our risk of potential mark-downs.
      The significant costs of diamonds and fine jewelry lead consumers to require substantial information and trusted guidance throughout their purchasing process. Our web site and extensively trained customer service representatives improve the traditional purchasing experience by providing education and detailed product information that enable our customers to objectively compare diamonds and fine jewelry products and make informed decisions. Our web site features interactive search functionality that allows our customers to quickly find the products that meet their exact needs from our broad selection of diamonds and fine jewelry.
      Our business has grown considerably since its launch in 1999. For the year ended January 2, 2005, we reported net sales of $169.2 million, an increase of 31.3% from the prior year, and net income before income taxes of $15.6 million as compared to $11.3 million in the prior year.
      Our business was incorporated in Delaware on March 18, 1999 as RockShop.com, Inc. On May 21, 1999, we purchased certain assets of Williams & Son, Inc., a Seattle jeweler, including a web site established by that business. In June 1999, we changed our name to Internet Diamonds, Inc. In November 1999, we launched the Blue Nile brand and changed our name to Blue Nile, Inc.

Growth Strategies
      Our objective is to continue to grow our leadership position in our core business by continuing to offer exceptional value to our customers through supply chain efficiencies, an efficient cost structure and a high quality customer experience. Blue Nile is pursuing the following strategies for future growth:

Increase Blue Nile Brand Awareness
      We continue to build the Blue Nile brand through our integrated and cohesive marketing strategy. We have established and are continuing to develop a brand based on trust, guidance and value, and we believe our customers view Blue Nile as a trusted authority on diamonds and fine jewelry. Our goal is for consumers to seek out the Blue Nile brand whenever they purchase high quality diamonds and fine jewelry.

Focus on the Customer Experience
      We continue to refine the customer service we provide in every step of the purchase process, from our web site to our customer support and fulfillment operations. The Blue Nile customer experience is designed to empower our customers with knowledge and confidence as they evaluate, select and purchase diamonds and fine jewelry.

Increase Supply Chain Efficiencies
      We continue to build mutually beneficial supply relationships designed to further enhance supply chain efficiencies and provide value to both our customers and suppliers. We intend to continue expanding our supplier network to broaden our selection of diamonds and fine jewelry.

Improve Operational Efficiencies
      We have established and will continue to refine our scaleable, lower cost business model that can continue to grow with less working capital than traditional jewelry retailers. We intend to continue improving our profitability by leveraging our relatively fixed cost technology and operations infrastructure as we seek to increase our net sales.

Expand Product Offerings
      We plan to selectively expand our jewelry offerings, in terms of both price points and product mix, through additional customized and non-customized products. The online nature of our business allows us to test new products and efficiently add promising new merchandise to our overall assortment.

Expand into International Markets
      We intend to selectively pursue opportunities in international markets in which we can leverage our existing infrastructure and compelling value proposition. We plan to prioritize and pursue these opportunities based on each market’s consumer spending on jewelry, adoption rate of online purchasing and competitive landscape, among other factors. Blue Nile launched a United Kingdom web site, www.bluenile.co.uk in August 2004 and launched a Canadian web site, www.bluenile.ca, in January 2005. Sales through these new web sites have been immaterial to date.
Blue Nile’s Products
      Blue Nile’s merchandise consists of high quality diamonds and fine jewelry, with a particular focus on engagement diamonds and settings. We currently have relationships with multiple suppliers from whom we source our diamonds. Our online business model, combined with the strength of our supplier relationships, enables us to pursue a dynamic merchandising strategy. Our diamond supplier relationships allow us to display suppliers’ diamond inventories on the Blue Nile web site for sale to consumers without holding the diamonds in our inventory until the products are ordered by customers. Our agreements with suppliers are typically multi-year arrangements that provide for certain diamonds to be offered online to consumers only through the Blue Nile web site.
      Diamonds represent the most significant component of our product offerings. While we currently offer over 55,000 independently certified diamonds, we limit our diamond offerings to those possessing characteristics associated with high quality merchandise. Accordingly, we offer diamonds with specified characteristics in the areas of shape, cut, color, clarity and carat weight.
      Customers may purchase customized diamond jewelry by selecting a diamond and then choosing from a variety of ring, earring and pendant settings that are designed to match the characteristics of each individual diamond. The customized product is then assembled and delivered to the customer, typically within four business days.
      We offer a broad range of fine jewelry products to complement our selection of high quality customized diamond jewelry. Our selection includes diamond, platinum, gold, pearl and sterling silver jewelry and accessories. Our fine jewelry assortment includes rings, wedding bands, earrings, necklaces, pendants, bracelets and watches. We currently have relationships with multiple fine jewelry and watch suppliers from whom we source our jewelry and watch merchandise. In the case of fine jewelry, unlike diamonds, we typically take products into inventory before they are ordered by our customers.
Marketing
      Blue Nile’s marketing strategy is designed to increase Blue Nile brand recognition, generate consumer traffic, acquire customers, build a loyal customer base and promote repeat purchases. We believe our customers generally seek high quality diamonds and fine jewelry from a trusted source in a non-intimidating environment, where information, guidance, reputation, convenience and value are important characteristics. Our marketing and advertising efforts include online and offline initiatives, which primarily consist of portals, search engines and targeted web site advertising, affiliate programs, direct online marketing, and public relations.
Customer Service and Support
      A key element of our business strategy is our ability to provide a high level of customer service and support. We augment our online information resources with knowledgeable, highly trained support staff to give customers confidence in their purchases. Our commitment to customers is reflected in both high service levels that are provided by our extensively trained diamond and jewelry consultants, as well as in our guarantees and policies. Our diamond and jewelry consultants are trained to provide guidance on all steps in the process of buying diamonds and fine jewelry, including, among other things, the process for selecting an appropriate item, the purchase of that item, financing and payment alternatives and shipping services. We prominently display all of our guarantees and policies on our web site to create an environment of trust. These include policies relating to privacy, security, product availability, pricing, shipping, refunds, exchanges and special orders.
Fulfillment Operations
      Our fulfillment operations strategy is designed to enhance value for our customers by fulfilling orders quickly, securely and accurately. When an order for a customized diamond jewelry setting is received, the third-party supplier who holds the diamond in inventory generally ships it to us, or our independent third-party jewelers, within one business day. Upon receipt, the merchandise is sent to assembly for setting and sizing, which is performed by our on-site jewelers or independent third-party jewelers with whom we maintain ongoing relationships. We, and our independent third-party jewelers, inspect each diamond upon arrival from our suppliers as well as each finished setting or sizing prior to shipment to a customer. Prompt and secure delivery of our products is a high priority, and we ship nearly all diamond and fine jewelry products via nationally recognized carriers. Loose diamonds may be shipped by Blue Nile or directly by our suppliers to our customers.

Technology and Systems
      Our technology systems use a combination of proprietary and licensed technologies. We focus our internal development efforts on creating and enhancing the features and functionality of our web site and order processing and fulfillment systems to deliver a high quality customer experience. We license third-party information technology systems for our financial reporting, inventory, order fulfillment and merchandising. We use redundant Internet carriers to minimize downtime. Our systems are monitored continuously using third-party software and an on-call team is staffed to respond to any emergencies or unauthorized access in the technology infrastructure.
Seasonality
      Our business is generally affected by the seasonality of traditional jewelry retail, with peak sales in late November and December during the holiday shopping season. The fourth quarter accounted for approximately 38%, 38% and 42% of our net sales in 2004, 2003 and 2002, respectively. We also have experienced relatively higher net sales in February and May relating to Valentine’s Day and Mother’s Day.
Competition
      The diamond and fine jewelry retail market is intensely competitive and highly fragmented. Our primary competition comes from online and offline retailers that offer products within the higher value segment of the jewelry market. In the future, we may also compete with other retailers that move into the higher value jewelry segment. Current or potential competitors include the following:

•	independent jewelry stores;

•	retail jewelry store chains;

•	other online retailers that sell jewelry;

•	department stores, chain stores and mass retailers;

•	online auction sites;

•	catalog and television shopping retailers; and

•	discount superstores and wholesale clubs.
      In addition to these competitors, we may face competition from suppliers of our products that decide to sell directly to our customers, either through physical retail outlets or through an online store.
      We believe that the principal competitive factors in our market are product selection and quality, price, customer service and support, brand recognition, reputation, reliability and trust, web site features and functionality, convenience and delivery performance. We believe that we compete favorably in the market for diamonds and fine jewelry by offering detailed product information, broad product selection, the ability to customize jewelry, lower pricing and knowledgeable customer support to our customers.
Intellectual Property
      We rely on general intellectual property law and contractual restrictions and to a limited extent, copyrights and patents, to protect our proprietary rights and technology. These contractual restrictions include confidentiality agreements, invention assignment agreements and nondisclosure agreements with employees, contractors, suppliers and strategic partners. Despite the protection of general intellectual property law and our contractual restrictions, it may be possible for a third-party to copy or otherwise obtain and use our intellectual property without our authorization. In addition, we pursue the registration of our trademarks and service marks in the U.S. and certain other countries. However, effective intellectual property protection may not be available in every country in which our products and services are made available in the future. In the United States and certain other countries, we have registered “Blue Nile,” “bluenile.com,” the BN logo and the Blue Nile BN stylized logo as trademarks. We have also registered copyrights with respect to images and information set forth on our web site and the computer code incorporated in our web site and filed a U.S. patent application relating to certain features of our web site. We also rely on technologies that we license from third parties.
Government Regulation
      We are not currently subject to direct federal, state or local regulation other than regulations applicable to businesses generally or directly applicable to retailing and online commerce. However, as the Internet becomes increasingly popular, it is possible that laws and regulations may be adopted with respect to the Internet. These laws may cover issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Further, the growth of online commerce may prompt calls for more stringent consumer protection laws. Several states have proposed legislation to limit the uses of personal user information gathered online or require online companies to establish privacy policies. The Federal Trade Commission has also initiated action against at least one online company regarding the manner in which personal information is collected from users and provided to third parties. The adoption of additional privacy or consumer protection laws could create uncertainty in Internet usage and reduce the demand for our products and services.
      We are not certain how our business may be affected by the application of existing laws governing issues such as property ownership, copyrights, encryption and other intellectual property issues, taxation, libel, obscenity, qualification to do business and export or import matters. The vast majority of these laws were adopted prior to the advent of the Internet. As a result, they do not contemplate or address the unique issues of the Internet and related technologies. Changes in laws intended to address these issues could create uncertainty for those conducting online commerce. This uncertainty could reduce demand for our products and services or increase the cost of doing business as a result of litigation costs or increased fulfillment costs.
      In addition, because our products and services are available over the Internet in multiple states, certain states may claim that we are required to qualify to do business in such state. Currently, we are qualified to do business only in the State of Washington. Our failure to qualify to do business in a jurisdiction where we are required to do so could subject us to taxes and penalties. It could also hamper our ability to enforce contracts in these jurisdictions. The application of laws or regulations from jurisdictions whose laws do not currently apply to our business could harm our business and results of operations.
Employees
      At January 2, 2005, we employed 120 employees, which included 114 full-time and six part-time employees. From time to time, we also employ independent contractors to support our operations. Our employees are not party to any collective bargaining agreement, and we have never experienced an organized work stoppage. We believe our relations with our employees are good.
Available Information
      We make available, free of charge, through our primary web site, www.bluenile.com, our annual report on Form 10-K, quarterly reports on Form  10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after electronically filing such material with or furnishing it to the Securities and Exchange Commission (“SEC”). Our SEC reports as well as our corporate governance policies and code of ethics can be accessed through the investor relations section of our web site. The information found on our web site is not part of this or any other report filed with or furnished to the SEC. All of the Company’s filings with the SEC may be obtained at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. For information regarding the operation of the SEC’s Public Reference Room, please contact the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Amendments to, and waivers from, the code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer, or persons performing similar functions, and that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K will be disclosed at the web site address provided above and, to the extent required by applicable regulations, on a current report on Form 8-K.
Risk Factors
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

We expect our quarterly financial results to fluctuate, which may lead to volatility in our stock price.
      We expect our net sales and operating results to vary significantly from quarter to quarter due to a number of factors, including changes in:

•	demand for our products;

•	our ability to attract visitors to our web sites and convert those visitors into customers;

•	our ability to retain existing customers or encourage repeat purchases;

•	our ability to manage our product mix and inventory;

•	wholesale diamond prices;

•	consumer tastes and preferences for diamonds and fine jewelry;

•	our ability to manage our fulfillment operations;

•	general economic conditions;

•	advertising and other marketing costs;

•	the costs to acquire diamonds and precious metals;

•	our, or our competitors’, pricing and marketing strategies;

•	conditions or trends in the diamond and fine jewelry industry;

•	conditions or trends in the Internet and e-commerce industry; and

•	costs of expanding or enhancing our technology or web sites.
      As a result of the variability of these and other factors, our operating results in future quarters may be below the expectations of public market analysts and investors. In this event, the price of our common stock may decline.

As a result of seasonal fluctuations in our net sales, our quarterly results may fluctuate and could be below expectations.
      We have experienced and expect to continue to experience seasonal fluctuations in our net sales. In particular, a disproportionate amount of our net sales has been realized during the fourth quarter as a result of the December holiday season, and we expect this seasonality to continue in the future. Over 38%, 38% and 42% of our net sales in 2004, 2003 and 2002, respectively, were generated during the fourth quarter. In anticipation of increased sales activity during the fourth quarter, we may incur significant additional expenses, including higher inventory of jewelry and additional staffing in our fulfillment and customer support operations. If we were to experience lower than expected net sales during any future fourth quarter, it would have a disproportionately large impact on our operating results and financial condition for that year. We also experience considerable fluctuations in net sales in periods preceding other special annual occasions such as Valentine’s Day and Mother’s Day. In the future, our seasonal sales patterns may become more pronounced, may strain our personnel and fulfillment activities and may cause a shortfall in net sales as compared to expenses in a given period, which would substantially harm our business and results of operations.

Our failure to acquire diamonds and fine jewelry at commercially reasonable prices would result in higher costs and lower net sales and damage our competitive position.
      If we are unable to acquire diamonds and fine jewelry at commercially reasonable prices, our costs may exceed our forecasts, our gross margins and operating results may suffer and our competitive position could be damaged. The success of our business model depends, in part, on our ability to offer prices to customers that are below those of traditional jewelry retailers. A majority of the world’s supply of rough diamonds is controlled by a small number of diamond mining firms. As a result, any decisions made to restrict the supply of rough diamonds by these firms to our suppliers could substantially impair our ability to acquire diamonds at commercially reasonable prices, if at all. We do not currently have any direct supply relationship with these firms nor do we expect to enter into any such relationship in the foreseeable future. Our ability to acquire diamonds and fine jewelry is also substantially dependent on our relationships with various suppliers. Approximately 25%, 36% and 45% of our payments to our diamond and fine jewelry suppliers in 2004, 2003 and 2002, respectively, were made to our top three suppliers. Our inability to maintain and expand these and other future diamond and fine jewelry supply relationships on commercially reasonable terms or the inability of our current and future suppliers to maintain arrangements for the supply of products sold to us on commercially reasonable terms would substantially harm our business and results of operations.
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
      We currently hold the bluenile.com, bluenile.co.uk and bluenile.ca Internet domain names and various other related domain names. Domain names generally are regulated by Internet regulatory bodies. If we lose the ability to use a domain name in a particular country, we would be forced to either incur significant additional expenses to market our products within that country, including the development of a new brand and the creation of new promotional materials and packaging, or elect not to sell products in that country. Either result could substantially harm our business and results of operations. The regulation of domain names in the United States and in foreign countries is subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may not be able to acquire or maintain the domain names that utilize the name Blue Nile in all of the countries in which we currently or intend to conduct business.
      Litigation or proceedings before the U.S. Patent and Trademark Office may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets and domain names and to determine the validity and scope of the proprietary rights of others. Any litigation or adverse priority proceeding could result in substantial costs and diversion of resources and could substantially harm our business and results of operations. Finally, we sell and intend to increasingly sell our products internationally, and the laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the United States.

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
      To date, we have made very limited international sales, but we anticipate continuing to expand our international sales and operations in the future either by expanding our local versions of our web site for foreign markets or through acquisitions or alliances with third parties. Any international expansion plans we choose to undertake will require management attention and resources and may be unsuccessful. We have minimal experience in selling our products in international markets and in conforming to the local cultures, standards or policies necessary to successfully compete in those markets. We do not currently have any overseas fulfillment or distribution or server facilities, and we have very limited web content localized for foreign markets and we cannot be certain that we will be able to expand our global presence if we choose to further expand internationally. In addition, we may have to compete with retailers that have more experience with local markets. Our ability to expand internationally may also be limited by the demand for our products and the adoption of electronic commerce in these markets. Different privacy, censorship and liability standards and regulations and different intellectual property laws in foreign countries may cause our business and results of operations to suffer.

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
      Our failure to successfully expand our international operations may cause our business and results of operations to suffer.

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

Changes in accounting standards and/or our accounting policy relating to stock-based compensation may negatively affect our reported results of operations.
      We are not currently required to record stock-based compensation charges on employee stock options with exercise prices that equal or exceed the deemed fair value of our common stock at the date of grant. We account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. Under APB Opinion No. 25, compensation expense is recognized for the difference between the fair value of our stock on the date of grant and the exercise price. We have elected to apply the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”). Had compensation cost for the Company’s stock options been determined based on the fair value of the options at the date of grant under SFAS 123, our net income would have been as set forth in Note 1 to our consolidated financial statements included elsewhere in this report. In December 2004, the Financial Accounting Standards Board (“FASB”), issued SFAS No. 123R, “Share-Based Payment (Revised 2004) (“SFAS 123R”). Under SFAS 123R, we will record expense for the fair value of stock options granted to employees, commencing in the third quarter of 2005. This will result in increased charges for stock-based compensation costs.

We will need to implement additional finance and accounting systems, procedures and controls as we grow our business and organization and to satisfy new reporting requirements.
      As a public reporting company, we are required to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, including expanded disclosures and accelerated reporting requirements and more complex accounting rules. Compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and other requirements will increase our costs and require additional management time and resources. We may need to continue to implement additional finance and accounting systems, procedures and controls to satisfy new reporting requirements. Compliance with Section 404 will first apply to our next annual report for the fiscal year ending January 1, 2006. If our internal controls over financial reporting are determined to be ineffective, investors could lose confidence in the reliability of our internal controls over financial reporting, which could adversely affect our stock price.

Item 2.	Properties
      All of our facilities are currently located in Seattle, Washington. Our corporate headquarters consists of approximately 24,000 square feet of office space and is subject to a sub-lease which expires in April 2011. Our fulfillment center consists of approximately 13,000 square feet and is subject to a lease that expires in October 2006. We believe that the facilities housing our corporate headquarters and our fulfillment center are adequate to meet our current requirements and that suitable additional or substitute space will be available as needed.

Item 3.	Legal Proceedings
      From time to time, we may be involved in litigation relating to claims rising out of our ordinary course of business. As of March 1, 2005, we were not a party to any material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of security holders during the fiscal fourth quarter of 2004.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      Our Common Stock is quoted on The NASDAQ Stock Market’s National Market under the symbol “NILE.” On March 8, 2005 we had approximately 165 stockholders based on the number of record holders.
      On May 19, 2004, a registration statement on Form S-1 was declared effective for our initial public offering. The following table sets forth the high and low sales prices of our Common Stock for the period May 20, 2004 through January 2, 2005. The quotations are as reported in published financial sources.

	High	Low

Fiscal year 2004:
Period from May 20, 2004 through July 4, 2004	$41.70	$25.00
Third Quarter	$37.49	$21.65
Fourth Quarter	$35.70	$23.36
      We have not paid any cash dividends on our common stock since inception, and it is not anticipated that cash dividends will be paid on shares of our common stock in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors.
      On February 8, 2005, we announced the authorization by our board of directors for the Company to repurchase up to $30 million of our common stock during the subsequent 12 months. The shares may be repurchased from time to time in open market transactions. The timing and amount of any shares repurchased will be determined by our management based on its evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws.
      Information related to our equity compensation plans is incorporated herein by reference to the Proxy Statement. The Proxy Statement will be filed with the SEC within 120 days of the end of our fiscal year.
      From January 1, 2004 to January 2, 2005, we sold and issued the following securities which were not registered under the Securities Act of 1933:

From January 1, 2004 to January 2, 2005, we issued 49,171 shares of common stock upon the exercise of stock options for a total exercise price of $12,292.75.

From January 1, 2004 to January 2, 2005, we granted stock options to employees and directors of the Company to purchase an aggregate of 155,700 shares of our common stock, at exercise prices ranging from $12.50 to $34.29 per share, pursuant to our 1999 Equity Incentive Plan.

From January 1, 2004 to January 2, 2005, we issued 8,000 shares of common stock upon the exercise of warrants at an exercise price of $6.25.
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

Item 6.	Selected Consolidated Financial Data
      The table below shows selected consolidated financial data for each of our fiscal years ended January 2, 2005 and December 31, 2003, 2002, 2001 and 2000. The consolidated statements of operations data and the additional operating data for each of the fiscal years ended January 2, 2005 and December 31, 2003 and 2002 and the consolidated balance sheets as of January 2, 2005 and December 31, 2003 are derived from our audited consolidated financial statements included elsewhere in this report. The consolidated balance sheet data as of December 31, 2002 and 2001, and the consolidated statement of operations for the fiscal year ended December 31, 2001 are derived from audited consolidated financial statements not included in this report. The consolidated statements of operations data for the fiscal year ended December 31, 2000 and the consolidated balance sheet data as of December 31, 2000 are derived from unaudited consolidated financial statements not included in this report.
      You should read the following selected consolidated financial and operating information together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the related notes included elsewhere in this annual report on Form 10-K. The historical results presented below are not necessarily indicative of future results. See Note 11 of the related notes to our consolidated financial statements for the calculation of weighted average shares outstanding used in computing basic and diluted net income per share.
BLUE NILE, INC.
SELECTED CONSOLIDATED FINANCIAL DATA
(dollars in thousands, except per share data)

	Year Ended
	January 2,	Year Ended December 31,

	2005	2003	2002	2001	2000

	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Net sales	$169,242	$128,894	$72,120	$48,674	$44,232
Gross profit	37,652	29,418	18,153	11,123	6,745
Selling, general and administrative expenses	22,795	18,207	14,126	15,421	41,808
Restructuring charges	—	(87)	400	1,017	—

Operating income (loss)	14,857	11,298	3,627	(5,315)	(35,063)
Income (loss) before income taxes	15,629	11,286	1,627	(7,360)	(35,581)
Income tax expense (benefit)	5,642	(15,700)	—	—	—

Net income (loss)	$9,987	$26,986	$1,627	$(7,360)	$(35,581)

Basic net income (loss) per share	$0.80	$6.98	$0.49	$(2.44)	$(15.36)
Diluted net income (loss) per share	$0.56	$1.65	$0.11	$(2.44)	$(15.36)
Shares used in computing basic net income (loss) per share	12,450	3,868	3,336	3,015	2,317
Shares used in computing diluted net income (loss) per share	17,885	16,363	14,160	3,015	2,317
Additional Operating Data:
Net cash provided by (used in) operating activities	$29,751	$19,816	$16,730	$4,460	$(36,047)
Gross profit margin	22.2%	22.8%	25.2%	22.9%	15.2%
Selling, general and administrative expenses as a percentage of net sales	13.5%	14.1%	19.6%	31.7%	94.5%

	As of
	January 2,	As of December 31,

	2005	2003	2002	2001	2000

	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$59,499	$30,383	$22,597	$16,298	$12,142
Marketable securities	41,868	—	—	—	—
Accounts receivable	760	843	402	71	599
Inventories	9,914	10,204	5,181	6,619	14,049
Accounts payable	37,775	26,288	15,791	5,253	4,084
Working capital(1)	77,838	16,663	1,795	9,021	14,372
Total assets	128,382	62,305	30,914	26,545	34,056
Total long-term obligations	1,071	1,126	1,091	10,789	16,361
Mandatorily redeemable convertible preferred stock	—	57,485	57,215	57,215	50,570
Total stockholders’ equity (deficit)	83,620	(27,238)	(54,560)	(56,199)	(48,723)

(1)	Working capital consists of total current assets, including cash and cash equivalents, less total current liabilities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion should be read in conjunction with the consolidated financial statements and related notes which appear elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this report, particularly under the heading “Risk Factors.”
Overview
      Blue Nile is a leading online retailer of high quality diamonds and fine jewelry. We have built a well respected consumer brand by employing an informative sales process that empowers our customers while offering a broad selection of high quality jewelry at competitive prices. Our primary web site at www.bluenile.com showcases over 55,000 independently certified diamonds and more than 1,000 styles of fine jewelry, including rings, wedding bands, earrings, necklaces, pendants, bracelets and watches.
      Our business model enables us to eliminate much of the cost associated with carrying diamond inventory. We generally do not hold in our inventory the diamonds we offer for sale until we receive a customer order. With limited exceptions, the diamonds we display are owned by our suppliers. Upon receipt of a customer order for a specific diamond, we purchase that diamond from one of our suppliers, who generally ships it to us in one business day. We take title to the diamond at the time of its shipment from our supplier. Unlike diamonds, we typically take rings, wedding bands, earrings, necklaces, pendants, bracelets and watches into inventory before they are ordered by our customers. As such, we are subject to costs associated with carrying such jewelry products and risks of potential mark-downs.
      We review our operations based on both our financial results and various non-financial measures. Among the key financial factors upon which management focuses in reviewing performance are gross profit margin, operating income, net cash provided by operating activities and growth in net sales. As an online retailer, we do not incur most of the operating costs associated with physical retail stores, including the costs of maintaining significant inventory and related overhead. As a result, while our gross profit margins are lower than those typically maintained by traditional diamond and fine jewelry retailers, we are able to realize relatively higher operating income as percentage of net sales. In 2004, we had a 22.2% gross profit margin, as compared to gross profit margins of up to 50% by some traditional retailers. We believe our lower gross profit margins result from lower retail prices that we offer to our customers. We believe these lower prices, in turn, contribute to increased net sales. Our financial results, including our net sales, gross profit and operating income can and do vary significantly from quarter to quarter as a result of a number of factors, many of which are beyond our control. These factors include the seasonality of our net sales, general economic conditions, the costs to acquire diamonds and precious metals, and our competitors’ pricing and marketing strategies.
      Among the key non-financial measures of our success are customer feedback and customer satisfaction ratings compiled by third parties. We believe that maintaining high overall customer satisfaction is critical to our ongoing efforts to promote the Blue Nile brand and to increase our net sales and net income. We actively solicit customer feedback on our web site functionality as well as on the entire purchase experience. To maintain a high level of performance by our diamond and jewelry consultants, we also undertake an ongoing customer feedback process.
      In August 2004, the Company launched a web site in the United Kingdom, www.bluenile.co.uk through which the Company offers for sale a limited number of products. During 2004, sales through the new web site were immaterial.
Critical Accounting Policies
      The preparation of our consolidated financial statements requires that we make certain estimates and judgments that affect amounts reported and disclosed in our consolidated financial statements and related notes. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. The following are the critical accounting policies that we believe require significant estimation and management judgment.

Revenue Recognition
      Blue Nile recognizes revenue and the related gross profit on the date on which we estimate that customers have received their products. As we require customer payment prior to order shipment, any payments received prior to the customer receipt date are recorded as deferred revenue. We utilize our freight vendors’ tracking information to determine when delivery has occurred, which is typically within one to six days after shipment. We reduce revenue by a provision for returns, which is based on our historical product return rates. Our contracts with our suppliers generally allow us to return to our suppliers diamonds purchased and returned by our customers at no additional costs other than costs of insurance, shipping and handling, if any.

Fraud Reserve
      A majority of our sales is paid by credit card. Although we have measures in place to detect and prevent credit card fraud, we have exposure to losses from fraudulent charges. We record a reserve for fraud losses based on our historical rate of such losses, which has been minimal.

Income Taxes
      We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized by applying statutory tax rates in effect in the years in which the differences between the financial reporting and tax filing bases of existing assets and liabilities are expected to reverse. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance against our deferred tax assets; we believe that all net deferred tax assets shown on our balance sheet are more likely than not to be realized in the future and no valuation allowance is therefore necessary. In the event that actual results differ from those estimates or we adjust those estimates in future periods, we may need to record a valuation allowance, which will impact deferred tax assets and the results of operations in the period the change is made.

Stock-based Compensation
      We account for our employee compensation plans under the recognition and measurement provisions of APB 25 and related interpretations. We amortize stock-based compensation using the straight-line method over the vesting period of the related options, which is generally four years.
      We have recorded deferred stock-based compensation on certain grants prior to May 19, 2004, representing the difference between the option exercise price and the deemed fair value of our common stock on the grant date for financial reporting purposes. We determined the deemed fair value of our common stock based upon several factors and information available at the time of grant, including the market capitalization of similar retailers and the expected valuation of our initial public offering. Had different assumptions or criteria been used to determine the deemed fair value of our common stock, different amounts of stock-based compensation could have been reported.
      Pro forma information regarding net income attributable to common stockholders and net income per share attributable to common stockholders is required in order to show our net income as if we had accounted for employee stock options under the fair value method of SFAS 123, as amended by SFAS 148. This information is contained in Note 1 to our financial statements. The fair values of options and shares issued pursuant to our option plan at each grant date were estimated using the Black-Scholes option pricing model.
      As discussed in Note 1 to our financial statements, in December 2004, the FASB issued SFAS 123R. This statement addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for the company’s equity instruments or liabilities that are based on the fair value of the company’s equity securities or may be settled by the issuance of these securities. SFAS 123R eliminates the ability to account for share-based compensation using APB 25 and generally requires that such transactions be accounted for using a fair value method. The provisions of this statement are effective for financial statements issued for fiscal periods beginning after June 15, 2005 and will become effective for the Company beginning with the third quarter of our 2005 fiscal year.
Results of Operations
      The following table presents our historical operating results for the periods indicated as a percentage of net sales:

	Year Ended	Year Ended
	January 2,	December 31,

	2005	2003	2002

Net sales	100.0%	100.0%	100.0%

Gross profit	22.2	22.8	25.2
Selling, general and administrative expenses	13.5	14.1	19.6
Restructuring charges	—	(0.1)	0.6

Operating income	8.7	8.8	5.0

Other income (expense), net	0.5	—	(2.7)

Income before income taxes	9.2	8.8	2.3

Income tax expense (benefit)	3.3	(12.2)	—

Net income	5.9%	21.0%	2.3%

      The following describes certain line items set forth in our consolidated statement of operations:
      Net Sales. Substantially all of our net sales consist of diamonds and fine jewelry sold via the Internet, net of estimated returns. We also generate net sales from upgrades to our free standard shipping. Historically, net sales have been higher in the fourth quarter as a result of higher consumer spending during the December holiday season. We expect this seasonal trend to continue in the foreseeable future.

      Gross Profit. Our gross profit consists of net sales less the cost of sales. Our cost of sales consists of the cost of diamonds and jewelry products sold to customers, inbound and outbound shipping costs, insurance on shipments and the costs incurred to set diamonds into ring, earring and pendant settings, including labor and related facilities costs. Our gross profit has fluctuated historically based primarily on our product acquisition costs, product mix and pricing decisions.
      Selling, General and Administrative Expenses. Our selling, general and administrative expenses consist primarily of payroll and related benefit costs for our employees, marketing costs, credit card fees and costs associated with being a publicly traded company. These expenses also include certain facilities, fulfillment, customer service, technology and depreciation expenses, as well as professional fees and other general corporate expenses.
      As of January 2, 2005, we had an aggregate of $929,000 of unamortized deferred stock-based compensation relating to certain stock option grants. These options are considered compensatory because the fair value of our stock on the grant date for financial reporting purposes was greater than the exercise price of the options. We amortize deferred stock-based compensation over the vesting period of the related options, which is generally four years. Substantially all of these expenses are included in selling, general and administrative costs. Assuming these options fully vest, we will recognize amortization of deferred stock-based compensation from these options of $347,000, $346,000 and $232,000 in 2005, 2006 and 2007, respectively.
      Income Taxes. In 2004, we recognized an income tax expense of $5.6 million related to provision for income taxes at the federal statutory rate. In 2003, we recognized an income tax benefit of $15.7 million due to the release of our valuation allowance relating primarily to our net operating loss carryforwards. Prior to 2003, we had recorded no provision for federal and state income taxes since inception. Our aggregate net operating loss carryforwards for federal income tax purposes were approximately $26.0 million at January 2, 2005. These net operating loss carryforwards expire periodically between 2019 and 2021, although we expect to utilize all loss carryforwards in advance of their expiration dates. We expect to continue to recognize expense related to provision for income taxes in future periods.
Comparison of Year Ended January 2, 2005 to Year Ended December 31, 2003

Net Sales
      Net sales increased 31.3% to $169.2 million in 2004 from $128.9 million in 2003. The increase in net sales was primarily due to an increase in the net sales volume of engagement and customized non-engagement diamond jewelry. The remaining increase in net sales resulted from growth in demand for our other jewelry products.

Gross Profit
      Gross profit increased 28.0% to $37.7 million in 2004 from $29.4 million in 2003. The increase in gross profit in 2004 primarily resulted from increases in sales volume, partially offset by an increase in wholesale prices for gold and platinum in 2004 that we did not fully pass on to our customers. Gross profit as a percentage of net sales was 22.2% and 22.8% in 2004 and 2003, respectively. The decrease in gross profit as a percentage of net sales resulted primarily from an increase in our average order size caused by a shift in our product mix toward higher priced items, which typically carry a lower gross margin. We expect that gross profit will fluctuate in the future based primarily on changes in product acquisition costs, product mix and pricing decisions.

Selling, General and Administrative Expenses
      Selling, general and administrative expenses increased 25.8% to $22.8 million in 2004 from $18.2 million in 2003. The increase in selling, general and administrative expenses in 2004 was due primarily to an increase in marketing costs, the costs associated with being a public company, higher credit card processing fees based on increased volume and higher payroll and payroll related expenses resulting from the addition of new employees. As a percentage of net sales, selling, general and administrative expenses were 13.5% and 14.1% in 2004 and 2003, respectively. The decrease in selling, general and administrative expenses as a percentage of net sales in 2004 resulted primarily from our ability to leverage our fixed cost base and a shift in our product mix toward higher priced items, which typically require less selling, general and administrative costs as a percentage of their selling price. In 2004, we recorded approximately $355,000 of stock compensation expense as compared to $90,000 in 2003.
      We expect selling, general and administrative expenses to increase in absolute dollars in future periods as a result of expansion of our marketing efforts to drive increases in net sales, growth in our fulfillment and customer service operations to support higher sales volumes, increases in credit card processing fees and other variable expenses, and increases in administrative costs related to being a public reporting company.

Other Income (Expense), Net
      Other income (expense), net primarily consists of interest income offset by interest expense, if any. Other income, net was income of approximately $772,000 in 2004 as compared to expense of approximately $12,000 in 2003. The increase in other income (expense), net was primarily attributable to increased interest income from cash and marketable securities purchased in 2004 following our initial public offering in May 2004, which resulted in net proceeds of $42.5 million. Interest expense was reduced as a result of the repayment of the outstanding balances on our notes payable and capital lease obligations in early 2003.

Income Taxes
      In 2004, we recognized income tax expense of $5.6 million related to the provision for income taxes at the federal statutory rate. This compares to a tax benefit of $15.7 million recorded in 2003 due to the release of our valuation allowance relating primarily to our net operating loss carryforwards. Prior to 2003, our financial statements reflected a valuation allowance against the deferred tax asset, and we did not recognize any income tax benefit related to the unutilized net operating loss carryforwards. In 2003, we concluded that a valuation allowance was no longer necessary based on the determination that it was more likely than not that our net operating loss carryforwards would be utilized in the future. As a result, the existing valuation allowance of $19.7 million was reversed in the fourth quarter of 2003. We expect that in future periods we will continue to recognize expense related to the provision for income taxes at the federal statutory rate. The Company expects that it will utilize all or most of its net operating loss carryforwards in 2005 and will therefore become a cash taxpayer for federal income tax purposes beginning in its 2006 fiscal year.
Comparison of Year Ended December 31, 2003 to Year Ended December 31, 2002

Net Sales
      Net sales increased 78.7% to $128.9 million in 2003 from $72.1 million in 2002. This increase in net sales was due primarily to an approximate $40.3 million increase in net sales of diamonds and customized diamond jewelry. The remaining increase in net sales resulted from growth in demand for our other jewelry products.

Gross Profit
      Gross profit increased 62.1% to $29.4 million in 2003 from $18.2 million in 2002. The increase in gross profit in 2003 primarily resulted from increases in sales volume. Gross profit as a percentage of net sales was 22.8% and 25.2% in 2003 and 2002, respectively. The decrease in gross profit as a percentage of net sales resulted primarily from the retail price reductions we instituted beginning in the second quarter of 2003 as part of our strategy to stimulate growth in net sales and optimize aggregate gross profit.

Selling, General and Administrative Expenses
      Selling, general and administrative expenses increased 28.9% to $18.2 million in 2003 from $14.1 million in 2002. The increase in selling, general and administrative expenses in 2003 was due primarily to an increase in marketing costs, higher payroll and payroll related expenses resulting from the addition of new employees, and an increase in credit card processing fees due to higher sales volumes. As a percentage of net sales, selling, general and administrative expenses were 14.1% and 19.6% in 2003 and 2002, respectively. The decrease in selling, general and administrative expenses as a percentage of net sales in 2003 resulted primarily from our ability to leverage our fixed cost base. During 2003, we recorded deferred stock compensation of approximately $1.4 million, of which approximately $90,000 was amortized as stock compensation expense in 2003. There was no corresponding expense in 2002.

Restructuring Charges
      We recorded a restructuring benefit of approximately $87,000 in 2003 as compared to a restructuring charge of approximately $400,000 in 2002 resulting from a leased facility that we no longer occupied. As of December 31, 2003, the remaining liability related to this facility was $0.

Other (Income) Expense, Net
      Other income (expense), net was an expense of approximately $12,000 in 2003 as compared to an expense of approximately $2.0 million in 2002. The decrease in other income (expense), net was primarily attributable to a reduction in interest expense resulting from the repayment of the outstanding balances on our notes payable and capital lease obligations in early 2003, compared to a full year of interest expense in 2002 on outstanding balances on our notes payable and capital lease obligations.

Income Taxes
      In 2003, we recognized an income tax benefit of $15.7 million due to the release of our valuation allowance relating primarily to our net operating loss carryforwards. Prior to 2003, our financial statements reflected a valuation allowance against the deferred tax asset, and we did not recognize any income tax benefit related to the unutilized net operating loss carryforwards. In 2003, we concluded that a valuation allowance was no longer necessary based on the determination that it was more likely than not that our net operating loss carryforwards would be utilized in the future. As a result, we reversed the existing valuation allowance of $19.7 million in the fourth quarter of 2003.
Liquidity and Capital Resources
      Since inception, we have funded our operations through the sale of equity securities, subordinated indebtedness, credit facilities, capital lease obligations and cash generated from operations. The significant components of our working capital are inventory and liquid assets such as cash, marketable securities and trade accounts receivable, reduced by accounts payable and accrued expenses. Our business model provides certain beneficial working capital characteristics. While we collect cash from sales to customers within several business days of the related sale, we typically have extended payment terms with our suppliers.
      As of January 2, 2005, we had working capital of $77.8 million, which is comprised of cash, cash equivalents and marketable securities of $101.4 million, partially offset by accounts payable of $37.8 million. Due to the seasonal nature of our business, cash and cash equivalents, inventory and accounts payable are generally higher in the fourth quarter, resulting in fluctuations in our working capital.
      Net cash provided by operating activities was $29.8 million, $19.8 million and $16.7 million in 2004, 2003 and 2002, respectively. The increase in cash provided by operating activities in 2004 as compared to 2003 was primarily due to an increase in pretax income, a favorable change in inventory balances compared to the prior year and growth in accounts payable related to net sales growth. The increase in cash provided by operating activities in 2003 as compared to 2002 was primarily due to an increase in net income, which was partially offset by an increase in inventory balances. The Company expects that it will utilize all or most of its net operating loss carryforwards in 2005 and will therefore become a cash taxpayer for federal income tax purposes beginning in its 2006 fiscal year.
      Net cash used in investing activities was $43.3 million in 2004, and was primarily related to the purchase of marketable securities. Net cash used in investing activities was $3.5 million and $1.0 million in 2003 and 2002, respectively, and was primarily related to capital expenditures for our technology system infrastructure, including software. In 2003, we utilized $1.3 million to undertake certain leasehold improvements for our new corporate office under a lease that began in August 2003.
      Net cash provided by financing activities was $42.7 million in 2004, resulting primarily from the net proceeds of our initial public offering. Net cash used in financing activities was $8.5 million and $9.4 million in 2003 and 2002, respectively, and primarily related to payments on the remaining balances on our notes payable and capital lease obligations.
      The following table summarizes our contractual obligations and the expected effect on liquidity and cash flows.

		Less Than			Over 5
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	Years

Operating leases	$2,046	$393	$674	$582	$397
Purchase obligations	3,752	3,752	—	—	—

	$5,798	$4,145	$674	$582	$397

      We believe that cash and cash equivalents currently on hand as well as cash flows from operations will be sufficient to continue our operations for the foreseeable future. While we anticipate that our cash flows from operations will be sufficient to fund our operational requirements, future capital and operating requirements may change and will depend on many factors, including the level of our net sales, the expansion of our sales and marketing activities, the cost of our fulfillment operations, potential investments in businesses or technologies and continued market acceptance of our products. We could be required, or could elect, to seek additional funding through a public or private equity or debt financing in the future, and this financing may not be available on terms acceptable to us, or at all.
Off-Balance Sheet Arrangements
      At January 2, 2005, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purposes entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Impact of Inflation
      The effect of inflation and changing prices on our operations was not significant during the periods presented.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
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

Item 8.	Financial Statements and Supplementary Data
Index to Consolidated Financial Statements

Page

Financial Statements
Report of Independent Registered Public Accounting Firm	30
Consolidated Balance Sheets, as of January 2, 2005 and December 31, 2003	31
Consolidated Statements of Operations, for the fiscal years ended January 2, 2005, December 31, 2003 and December 31, 2002	32
Consolidated Statements of Changes in Mandatorily Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit), for the fiscal years ended January 2, 2005, December 31, 2003 and December 31, 2002	33
Consolidated Statements of Cash Flows, for the fiscal years ended January 2, 2005, December 31, 2003 and December 31, 2002	34
Notes to Consolidated Financial Statements	35
Selected Quarterly Financial Information (unaudited)	49
Financial Statement Schedule
Schedule II, Valuation and Qualifying Accounts	50
All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Blue Nile, Inc.:
      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Blue Nile, Inc. and its subsidiary at January 2, 2005 and December 31, 2003, and the results of their operations and their cash flows for each of the three years in the period ended January 2, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
Seattle, Washington
March 25, 2005

BLUE NILE, INC.
Consolidated Balance Sheets

	January 2,	December 31,
	2005	2003

	(In thousands, except
	par value)
ASSETS
Current assets:
Cash and cash equivalents	$59,499	$30,383
Restricted cash	—	400
Marketable securities	41,868	—
Accounts receivable	760	843
Inventories	9,914	10,204
Deferred income taxes	8,442	5,300
Prepaids and other current assets	1,046	465

Total current assets	121,529	47,595
Property and equipment, net	3,916	3,979
Intangible assets, net	385	—
Deferred income taxes	2,475	10,654
Other assets	77	77

Total assets	$128,382	$62,305

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$37,775	$26,288
Accrued liabilities	5,713	4,467
Current portion of deferred rent	203	177

Total current liabilities	43,691	30,932
Deferred rent, less current portion	1,071	1,126
Commitments and contingencies
Mandatorily redeemable convertible preferred stock, $0.001 par value; 25,856 shares authorized; no shares and 10,000 shares outstanding at January 2, 2005 and December 31, 2003, respectively; aggregate liquidation preference of $0 and $78,664 at January 2, 2005 and December 31, 2003, respectively	—	57,485
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 5,000 shares authorized, none issued and outstanding as of January 2, 2005; no shares authorized, issued and outstanding as of December 31, 2003	—	—
Common stock, $0.001 par value; 300,000 shares and 48,000 shares authorized as of January 2, 2005 and December 31, 2003, respectively; 18,478 shares and 5,128 shares issued as of January 2, 2005 and December 31, 2003, respectively; 17,728 shares and 4,378 shares outstanding as of January 2, 2005 and December 31, 2003, respectively	18	5
Additional paid-in capital	104,684	4,247
Deferred compensation	(929)	(1,352)
Accumulated other comprehensive loss	(2)	—
Accumulated deficit	(19,515)	(29,502)
Treasury stock, at cost; 750 shares outstanding at January 2, 2005 and December 31, 2003	(636)	(636)

Total stockholders’ equity (deficit)	83,620	(27,238)

Total liabilities and stockholders’ equity (deficit)	$128,382	$62,305

The accompanying notes are an integral part of these consolidated financial statements

BLUE NILE, INC.
Consolidated Statements of Operations

	Year Ended	Year Ended
	January 2,	December 31,

	2005	2003	2002

	(In thousands, except per share data)
Net sales	$169,242	$128,894	$72,120
Cost of sales	131,590	99,476	53,967

Gross profit	37,652	29,418	18,153
Operating expenses:
Selling, general and administrative	22,795	18,207	14,126
Restructuring charges	—	(87)	400

	22,795	18,120	14,526

Operating income	14,857	11,298	3,627
Other income (expense), net:
Interest income	709	109	215
Interest expense	—	(209)	(2,327)
Other income	63	88	112

	772	(12)	(2,000)

Income before income taxes	15,629	11,286	1,627
Income tax expense (benefit)	5,642	(15,700)	—

Net income	$9,987	$26,986	$1,627

Basic net income per share	$0.80	$6.98	$0.49

Diluted net income per share	$0.56	$1.65	$0.11

The accompanying notes are an integral part of these consolidated financial statements

BLUE NILE, INC.
Consolidated Statements of Changes in Mandatorily Redeemable Convertible Preferred Stock and
Stockholders’ Equity (Deficit)

	Mandatorily
	Redeemable
	Convertible										Total
	Preferred Stock		Common Stock		Additional				Treasury Stock		Stockholders’
					Paid-In	Deferred Stock	Accumulated	Accumulated Other			Equity
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Comprehensive Loss	Shares	Amount	(Deficit)

						(In thousands)
Balance, December 31, 2001	9,859	$57,215	4,116	$4	$2,540	$—	$(58,115)	$—	(748)	$(628)	$(56,199)
Exercise of warrants	—	—	14	—	4	—	—	—	—	—	4
Exercise of common stock options	—	—	9	—	8	—	—	—	—	—	8
Net income and comprehensive income	—	—	—	—	—	—	1,627	—	—	—	1,627

Balance, December 31, 2002	9,859	57,215	4,139	4	2,552	—	(56,488)	—	(748)	(628)	(54,560)
Exercise of common stock options	—	—	989	1	253	—	—	—	—	—	254
Repurchase of stock	—	—	—	—	—	—	—	—	(2)	(8)	(8)
Conversion of debt to mandatorily redeemable convertible preferred stock	141	270	—	—	—	—	—	—	—	—	—
Deferred stock compensation on issuance of stock options	—	—	—	—	1,442	(1,442)	—	—	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	90	—	—	—	—	90
Net income and comprehensive income	—	—	—	—	—	—	26,986	—	—	—	26,986

Balance, December 31, 2003	10,000	57,485	5,128	5	4,247	(1,352)	(29,502)	—	(750)	(636)	(27,238)
Net income	—	—	—	—	—	—	9,987	—	—	—	9,987
Other comprehensive income (loss):
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	—	—	(2)	—	—	(2)

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	9,985
Sale of common stock, net of offering expenses	—	—	2,301	2	42,514	—	—	—	—	—	42,516
Conversion of mandatorily redeemable convertible preferred stock to common stock	(10,000)	(57,485)	10,920	11	57,474	—	—	—	—	—	57,485
Deferred stock compensation on issuance of stock options	—	—	—	—	228	(228)	—	—	—	—	—
Tax effect of stock option exercises	—	—	—	—	352	—	—	—	—	—	352
Amortization of deferred stock compensation	—	—	—	—	—	355	—	—	—	—	355
Reversal of deferred compensation relating to cancelled options	—	—	—	—	(296)	296	—	—	—	—	—
Exercise of common stock options and warrants	—	—	128	—	145	—	—	—	—	—	145
Issuance of common stock to directors	—	—	1	—	20	—	—	—	—	—	20

Balance, January 2, 2005	—	$—	18,478	$18	$104,684	$(929)	$(19,515)	$(2)	(750)	$(636)	$83,620

The accompanying notes are an integral part of these consolidated financial statements

BLUE NILE, INC.
Consolidated Statements of Cash Flows

	Year Ended	Year Ended
	January 2,	December 31,

	2005	2003	2002

	(In thousands)
Operating activities:
Net income	$9,987	$26,986	$1,627
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,510	1,293	1,757
(Gain) loss on asset retirements	(5)	14	—
Stock-based compensation	375	90	—
Warrant-based interest expense	—	87	597
Restructuring charges	—	(87)	400
Deferred income taxes	5,388	(15,700)	—
Changes in assets and liabilities:
Receivables, net	83	(441)	(331)
Inventories	290	(5,023)	1,438
Prepaid expenses and other assets	(581)	(235)	(82)
Accounts payable	11,487	10,497	10,538
Accrued liabilities	1,246	1,044	777
Deferred rent	(29)	1,291	9

Net cash provided by operating activities	29,751	19,816	16,730
Investing activities:
Purchases of property and equipment	(1,417)	(3,506)	(991)
Purchases of intangible assets	(416)	—	—
Proceeds from sales of property and equipment	7	3	—
Purchases of marketable securities	(82,870)	—	—
Proceeds from the sale of marketable securities	41,000	—	(50)
Transfers of restricted cash	400	—	—

Net cash used in investing activities	(43,296)	(3,503)	(1,041)
Financing activities:
Proceeds from the sale of common stock, net of issuance costs	42,516	—	—
Repurchase of restricted and common stock	—	(8)	—
Payments on subordinated notes payable	—	(6,638)	(8,362)
Payments on capital lease obligations	—	(995)	(790)
Payments on note payable to related party	—	(1,140)	(250)
Proceeds from warrant and stock option exercises	145	254	12

Net cash provided by (used in) financing activities	42,661	(8,527)	(9,390)

Net increase in cash and cash equivalents	29,116	7,786	6,299
Cash and cash equivalents, beginning of period	30,383	22,597	16,298

Cash and cash equivalents, end of period	$59,499	$30,383	$22,597

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$154	$1,682
Cash paid for income taxes	$235	$—	$—
Non-cash investing and financing activities:
Conversion of related party note payable to Series E mandatorily redeemable convertible preferred stock	$—	$270	$—
The accompanying notes are an integral part of these consolidated financial statements

BLUE NILE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Description of the Company and Summary of Significant Accounting Policies

The Company
      Blue Nile, Inc. (the “Company”) is a leading online retailer of high quality diamonds and fine jewelry in the United States. In addition to sales of diamonds, fine jewelry and watches, the Company provides guidance and support to enable customers to more effectively learn about and purchase diamonds as well as classically styled fine jewelry. The Company, a Delaware corporation, based in Seattle, Washington, was formed in March 1999. The Company maintains its primary web site at www.bluenile.com. The Company also operates the www.bluenile.co.uk and www.bluenile.ca web sites.

Change in Fiscal Year
      On January 1, 2004, the Company’s fiscal year-end changed from December 31 to the Sunday closest to December 31. Each fiscal year consists of four 13-week quarters, with an extra week added onto the fourth quarter every five to six years. There were the same number of days of operations in 2003 as in 2004.

Reclassifications
      Certain reclassifications of prior period balances have been made for consistent presentation with the current period. These reclassifications had no impact on net income or stockholders’ equity (deficit) as previously reported.

Basis of Presentation
      The consolidated financial statements include the balances of Blue Nile, Inc. and its subsidiary for the entire fiscal year. All significant intercompany transactions and balances are eliminated in consolidation.

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

Concentration of Risk
      The Company maintains its cash and cash equivalents and marketable securities in accounts with two major financial institutions in the United States of America, in the form of demand deposits, certificates of deposit, money market accounts and U.S. government securities. Deposits in these banks may exceed the amounts of insurance provided on such deposits. The Company has not experienced any losses on its deposits of cash and cash equivalents. The Company’s accounts receivable are derived from credit card purchases from customers and are typically settled within one to two business days.
      The Company’s ability to acquire diamonds and fine jewelry is dependent on its relationships with various suppliers from whom it purchases diamonds and fine jewelry. The Company has reached agreements with certain suppliers to provide access to their inventories of diamonds for its customers, but the terms of these agreements are limited and do not govern the purchase of diamonds for its inventory. The Company’s inability to maintain these and other future diamond and fine jewelry supply relationships

BLUE NILE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
on commercially reasonable terms would cause its business to suffer and its revenues to decline. Purchase concentration by major supply vendor is as follows:

	2004	2003	2002
	Payments	Payments	Payments

Vendor A	10%	15%	21%
Vendor B	9%	12%	15%
Vendor C	6%	9%	9%

Cash and Cash Equivalents
      The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

Restricted Cash
      Restricted cash at December 31, 2003 consists primarily of cash pledged as collateral to a credit card processing bank. There were no restrictions on cash at January 2, 2005.

Marketable Securities
      The Company’s marketable securities are classified as available-for-sale as defined by Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). At January 2, 2005, marketable securities consisted of U.S. government and agencies’ securities maturing within one year. The securities are carried at fair value, with the unrealized gains and losses included in accumulated other comprehensive income (loss). Realized gains or losses on the sale of marketable securities are identified on a specific identification basis and are reflected as a component of interest income or expense. The cost, fair value and unrealized gains and losses of marketable securities as of and for the fiscal year ended January 2, 2005 are as follows (in thousands):

		Unrealized	Unrealized
	Cost	Gain	Loss	Fair-Value

U.S. government and agencies’ securities	$41,870	$—	$(2)	$41,868
      There were no realized gains or losses on sales of marketable securities in 2004, 2003 or 2002.

Inventories
      The Company’s diamond, fine jewelry and watch inventories are classified at the lower of cost or market, using the specific identification method for diamonds and weighted average cost method for fine jewelry and watches. The Company also lists loose diamonds on its web site that are not included in inventory until the Company receives a customer order for those diamonds. Upon receipt of a customer order, the Company purchases a specific diamond and records it in inventory until it is delivered to the customer, at which time the revenue from the sale is recognized and inventory is relieved.

Property and Equipment
      Property and equipment are stated at cost less accumulated depreciation. Maintenance and repairs are expensed as incurred. Depreciation is calculated on a straight-line basis over the estimated useful lives of the related assets. The cost and related accumulated depreciation of assets sold or otherwise disposed of is

BLUE NILE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
removed from the accounts and the related gain or loss is reported in the statement of operations. Estimated useful lives by major asset category are as follows:

Asset	Life (In Years)

Computers and equipment	3
Software	2-3
Leasehold improvements	Shorter of lease term or asset life
Furniture and fixtures	7

Capitalized Software
      The Company capitalizes internally developed software costs and web site development costs in accordance with the provisions of Statement of Position 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”) and Emerging Issues Task Force No. 00-2, “Accounting for Web site Development Costs” (“EITF 00-2”) Capitalized costs are amortized on a straight-line basis over the estimated useful life of the software once it is available for use.

Impairment of Long-Lived Assets
      The Company reviews the carrying value of its long-lived assets, including property and equipment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. To the extent the estimated future cash inflows attributable to the assets, less estimated future cash outflows, are less than the carrying amount, an impairment loss would be recognized.

Intangible Assets
      Intangible assets are recorded at cost and consist primarily of the costs incurred to acquire licenses and other similar agreements with finite lives, which were acquired in October 2004. Amortization is calculated on a straight-line basis over the estimated useful lives of the related assets, which range from 10 years to 17 years. The carrying amount of these assets was $385,000, net of accumulated amortization of $31,000 at January 2, 2005. Amortization expense related to intangible assets was $31,000 in 2004. Amortization expense is estimated to be $33,000 in each fiscal year for 2005 through 2009.

Fair Value of Financial Instruments
      The carrying amounts for the Company’s cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities.

Treasury Stock
      Treasury stock is recorded at cost and primarily consists of the repurchase of restricted common stock issued to founders and unvested stock issued to employees in connection with early exercises of stock options.

Income Taxes
      Deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities and are measured using the tax rates that will be in effect when the differences are expected to reverse. Future tax benefits, such as net operating loss carryforwards, are recognized to the extent that realization of such benefits is considered to be more likely than not.

BLUE NILE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition
      Net sales consist of products sold via the Internet and shipping revenue, net of estimated returns and promotional discounts. The Company recognizes revenues when all of the following have occurred: persuasive evidence of an agreement with the customer exists, products are shipped and the customer takes delivery and assumes the risk of loss; the selling price is fixed or determinable and collectibility of the selling price is reasonably assured. The Company evaluates the criteria outlined in EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”, in determining whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned.
      The Company requires payment at the point of sale. Amounts received prior to delivery of goods to customers are recorded as deferred revenue. The Company offers a return policy of generally 30 days and provides an allowance for sales returns during the period in which the sales are made. At January 2, 2005 and December 31, 2003, the reserve for sales returns was $988,000 and $769,000, respectively, and was recorded as an accrued liability. Sales revenues and cost of sales reported in the Statement of Operations are reduced to reflect estimated returns.
      The Company generally does not extend credit to customers, except through third party credit cards. The majority of sales are through credit cards, and accounts receivable are composed primarily of amounts due from financial institutions related to credit card sales. The Company does not maintain an allowance for doubtful accounts because payment is typically received one to two business days after the sale is complete.
      The Company has procedures in place to detect and prevent credit card fraud since the Company has exposure to losses from fraudulent charges. The Company records a reserve for fraud losses based on our historical rate of such losses. This reserve is recorded as an accrued liability and amounted to $152,000 at January 2, 2005 and $188,000 at December 31, 2003.

Cost of Sales
      Cost of sales consists of the cost of merchandise sold to customers, inbound and outbound shipping costs, insurance on shipments and jewelry assembly costs.

Selling, General and Administrative Expense
      Selling, general and administrative expenses consist primarily of marketing and sales expenses, fulfillment (handling) costs and customer service center costs. Credit card fees, insurance, personnel costs and other corporate administrative expenses are also included in selling, general and administrative expenses.
      Fulfillment (handling) costs include costs incurred in operating and staffing the fulfillment center, including costs attributable to: receiving, inspecting and warehousing inventories and picking, packaging and preparing customers’ orders for shipment. Fulfillment (handling) costs in 2004, 2003 and 2002 were approximately $1.6 million, $1.5 million and $1.2 million, respectively.

Advertising
      Advertising production costs are expensed as incurred. Costs of advertising associated with television, radio, print and other media are expensed when such services are used. Costs associated with web portal advertising contracts are amortized over the period such advertising is expected to be used. Advertising expense for the years ended January 2, 2005 and December 31, 2003 and 2002 was approximately $6.5 million, $4.5 million and $3.2 million, respectively.

BLUE NILE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Compensation
      The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25” (“FIN 44”), which is described more fully in Note 7. The Company has elected to apply the disclosure-only provisions of SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”). Had compensation cost for the Company’s stock options been determined based on the fair value of the options at the date of grant, the Company’s pro forma net income would have been as shown below (in thousands, except per share data).

	Year Ended	Year Ended
	January 2,	December 31,

	2004	2003	2002

Net income, as reported	$9,987	$26,986	$1,627
Add: Stock-based compensation expense, as reported	355	90	—
Deduct: Stock-based employee compensation expense determined under fair-value-based method, net of tax	(1,086)	(352)	(279)

Pro forma net income	$9,256	$26,724	$1,348

Income per share:
Basic — as reported	$0.80	$6.98	$0.49

Basic — pro forma	$0.74	$6.91	$0.40

Diluted — as reported	$0.56	$1.65	$0.11

Diluted — pro forma	$0.52	$1.63	$0.10

      See Note 7 for the assumptions used to compute the pro forma amounts.

Segments
      The Company has one operating segment, online retail jewelry. No foreign country or geographic area accounted for more than 10% of net sales in any of the periods presented, and the Company does not have any long-lived assets located in foreign countries.

Recent Accounting Pronouncements
      In December 2004, the FASB issued SFAS No. 123R (Revised 2004), “Share-Based Payment” (“SFAS 123R”). This statement addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for the company’s equity instruments or liabilities that are based on the fair value of the company’s equity securities or may be settled by the issuance of these securities. SFAS 123R eliminates the ability to account for share-based compensation using APB 25 and generally requires that such transactions be accounted for using a fair value method. The provisions of this statement are effective for financial statements issued for fiscal periods beginning after June 15, 2005 and will become effective for the Company beginning with the third quarter of the 2005 fiscal year. The stock-based compensation the Company will recognize after the adoption of SFAS 123R will be affected by the number and type of stock-based awards granted in the future and the pricing model and related assumptions the Company decides to use to estimate the fair values of options. The Company is currently evaluating which pricing model it will use to estimate the value of its options and which transition method it will use to implement SFAS 123R.

BLUE NILE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2.	Initial Public Offering
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
      Simultaneous with its initial public offering, the Company’s 10.0 million outstanding shares of mandatorily redeemable convertible preferred stock were automatically converted into approximately 10.9 million shares of common stock.

Note 3.	Inventories
      Inventories consists of the following (in thousands):

	January 2,	December 31,
	2005	2003

Loose diamonds	$293	$124
Fine jewelry, watches and other	9,621	10,080

	$9,914	$10,204

Note 4.	Property and Equipment
      Property and equipment consists of the following (in thousands):

	January 2,	December 31,
	2005	2003

Computers and equipment	$3,777	$3,204
Software and website development	4,409	3,892
Leasehold improvements	2,545	2,310
Furniture and Fixtures	567	537

	11,298	9,943
Less: accumulated depreciation	(7,382)	(5,964)

	$3,916	$3,979

      Capitalized software costs include external direct costs and internal direct labor and related employee benefits costs of developing software for internal use. Amortization begins in the period in which the software is ready for its intended use. The Company had $837,000 and $815,000 of unamortized computer software and web site development costs at January 2, 2005 and December 31, 2003, respectively. Total depreciation expense was $1.5 million, $1.3 million and $1.8 million in 2004, 2003 and 2002, respectively. Of this amount, depreciation and amortization of capitalized software development costs was $476,000, $331,000 and $490,000 in 2004, 2003 and 2002, respectively.

BLUE NILE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.	Commitments and Contingencies

Leases
      The Company leases its office facilities and fulfillment center under noncancelable operating lease agreements that expire through 2011. Lease incentives of $1.3 million for reimbursement of certain leasehold improvement expenditures are recorded as deferred rent and are being amortized against lease payments over the life of the lease. Future minimum lease payments as of January 2, 2005 are as follows (in thousands):

Operating
Leases

2005	$393
2006	383
2007	291
2008	291
2009	291
Thereafter	397

Total minimum lease payments	$2,046

      Rent expense, which includes certain common area maintenance costs was approximately $347,000, $406,000 and $501,000, for the years ended January 2, 2005 and December 31, 2003 and 2002, respectively.

Litigation
      The Company is party to various legal proceedings arising in the ordinary course of its business. It is not currently a party to any legal proceedings that management believes would have a material adverse effect on the consolidated financial position or results of operations of the Company.

Note 6.	Preferred Stock
      During 2004, the Company authorized 5,000,000 shares of undesignated preferred stock. Shares of preferred stock may be issued from time to time in one or more series, with designations, preferences, and limitations established by the Company’s board of directors.
      At December 31, 2003 the Company had authorized 25,855,991 shares of mandatorily redeemable convertible preferred stock designated as the series set forth in the table below. All such series of

BLUE NILE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
mandatorily redeemable convertible preferred stock were at $0.001 par value. Amounts at December 31, 2003 were as follows (in thousands):

	December 31, 2003

			Shares Issuable
			upon
	Authorized	Shares	Conversion to		Liquidation
	Shares	Outstanding	Common	Amount	Preference

Series A mandatorily redeemable convertible preferred stock	6,667	2,667	2,770	$5,989	$6,000
Series B mandatorily redeemable convertible preferred stock	3,353	1,326	1,488	4,508	4,510
Series C mandatorily redeemable convertible preferred stock	3,906	1,560	1,996	26,023	26,045
Series D mandatorily redeemable convertible preferred stock	1,930	772	991	14,050	14,050
Series E mandatorily redeemable convertible preferred stock	10,000	3,675	3,675	6,915	28,059

	25,856	10,000	10,920	$57,485	$78,664

      As discussed in Note 2, on May 19, 2004, the Company’s registration statement on Form S-1 was declared effective for its initial public offering. Upon the closing of the Company’s initial public offering on May 25, 2004, the 10.0 million shares of Series A through E mandatorily redeemable convertible preferred stock were automatically converted into approximately 10.9 million shares of common stock.
      The following table summarizes information about mandatorily redeemable convertible preferred stock for the years ended January 2, 2005 and December 31, 2003 and 2002 (in thousands):

	Series A		Series B		Series C		Series D		Series E

	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance, December 31, 2001	2,667	$5,989	1,326	$4,508	1,560	$26,023	772	$14,050	3,534	$6,645
Balance, December 31, 2002	2,667	5,989	1,326	4,508	1,560	26,023	772	14,050	3,534	6,645
Conversion of debt to mandatorily redemable convertible preferred stock	—	—	—	—	—	—	—	—	141	270

Balance December 31, 2003	2,667	5,989	1,326	4,508	1,560	26,023	772	14,050	3,675	6,915
Conversion of mandatorily redeemable convertible preferred stock to common stock	(2,667)	(5,989)	(1,326)	(4,508)	(1,560)	(26,023)	(772)	(14,050)	(3,675)	(6,915)

Balance January 2, 2005	—	$—	—	$—	—	$—	—	$—	—	$—

Preferred Stock Warrants
      In connection with certain capital leases entered into during 1999, the Company issued warrants to purchase 14,706 shares of Series B mandatorily redeemable convertible preferred stock at $3.40 per share and warrants to purchase 2,994 shares of Series C mandatorily redeemable convertible preferred stock at $16.70 per share (Series C warrants) to a financial institution. These warrants converted into warrants to purchase an aggregate of 20,234 shares of common stock upon the closing of the Company’s initial public offering. These warrants were exercised on October 15, 2004.

BLUE NILE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.	Stock-Based Compensation

Stock Option Plan
      The Company has an equity incentive plan that was adopted in 1999 (the “1999 Plan”). The 1999 Plan provides for the grant of incentive stock options, non-statutory stock options, stock bonuses and restricted stock awards, which may be granted to employees, including officers, non-employee directors and consultants. An aggregate of 3,310,400 shares of common stock are reserved for issuance under the 1999 Plan. Options granted under the 1999 Plan generally provide for 25% vesting on the first anniversary from the date of grant with the remainder vesting monthly over three years and expire 10 years from the date of grant. Options granted under the 1999 Plan are generally granted at fair value on the date of the grant. For options granted prior to February 2001, the options included an early exercise provision that allowed early exercise of unvested stock options subject to a repurchase right at original cost on unvested shares. As of May 19, 2004, the effective date of the Company’s initial public offering, no additional awards were granted under the 1999 Plan.
      In April 2004, the Company adopted an equity incentive plan (the “2004 Plan”). The 2004 Plan provides for the grant of non-statutory stock options, restricted stock awards, stock appreciation rights, restricted stock units and other forms of equity compensation, which may be granted to employees, including officers, non-employee directors and consultants. As of January 2, 2005, the Company reserved 3,446,365 shares of common stock for issuance under the 2004 Plan, which amount will be increased annually on January 1st of each year, up to and including 2014, by five percent of the number of shares of common stock outstanding on such date unless a lower number of shares is approved by the board of directors.
      Options granted under the 2004 Plan generally provide for 25% vesting on the first anniversary from the date of grant with the remainder vesting monthly over three years, and expire 10 years from the date of grant. Options granted under the 2004 Plan are generally granted at fair value on the date of the grant.
      In April 2004, the Company adopted the 2004 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”). The Directors’ Plan provides for the automatic grant of non-statutory stock options to purchase shares of common stock to non-employee directors. As of January 2, 2005, common stock reserved for the plan is 400,000 shares, which amount will be increased annually on January 1st of each year, up to and including 2014, by the number of shares of common stock subject to options granted during the prior calendar year unless a lower number of shares is approved by the board of directors. There were no options granted under this plan in 2004.
      In April 2004, the Company adopted the 2004 Employee Stock Purchase Plan (the “Purchase Plan”). As of January 2, 2005, the Purchase Plan authorized the issuance of 1,000,000 shares of common stock, which amount will be increased on January 1st of each year following the year in which the Company commences the first offering under the plan for 20 years by the lesser of 320,000 shares or one and one half percent of the number of shares of common stock outstanding on each such date unless a lower number of shares is approved by the board of directors. The Purchase Plan is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code. As of January 2, 2005, no shares of common stock have been purchased under the Purchase Plan.
      As mentioned in Note 1, the Company accounts for stock-based employee compensation arrangements in accordance with APB 25 and FIN 44. Under APB 25, compensation expense is recognized for the difference between the fair value of the Company’s stock on the date of grant and the exercise price. During 2004 and 2003, the Company issued options to certain employees under the 1999 Plan with exercise prices below the deemed fair market value of the Company’s common stock at the date of grant. In accordance with the requirements of APB 25, the Company has recorded deferred stock-based compensation for the difference between the exercise price of the stock option and the deemed fair market

BLUE NILE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
value of the Company’s stock at the grant date. In 2004 and 2003, the Company recorded deferred stock-based compensation of $228,000 and $1.4 million, respectively, related to these options. This amount is being amortized over the vesting period of the awards, generally four years. During 2004 and 2003, the Company recorded compensation expense of $355,000 and $90,000, respectively, related to the amortization of deferred compensation.
      The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123 and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”). EITF 96-18 requires such equity instruments be recorded at their fair value on the measurement date.
      In August 2001, the Company offered a voluntary stock option cancellation and re-grant program to its employees. The plan allowed employees, at their election, to cancel a portion or all of their unexercised stock options effective August 15, 2001, provided that, should an employee participate, any option granted to that employee during the period February 15, 2001 to August 15, 2001 would be automatically canceled and the Company would grant no options to the participants from August 15, 2001 through February 18, 2002. In exchange, in February 2002, the employee would be granted new options at the then fair value of the underlying common stock to purchase a number of shares equal to the number of shares underlying the canceled options provided they were still employed by the Company at that time. Options to purchase approximately 1,061,600 shares of the Company’s common stock were canceled, and new options to purchase approximately 961,000 shares of the Company’s common stock were granted.
      A summary of activity related to the above described plans is as follows (in thousands, except exercise price):

	Year Ended January 2,		Year Ended December 31,

	2005		2003		2002

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Balance, beginning of year	1,403	$2.47	2,078	$0.27	207	$0.48
Granted	712	27.10	379	8.48	1,906	0.25
Exercised	(103)	0.92	(989)	0.26	(9)	0.87
Canceled	(95)	11.31	(65)	0.91	(26)	0.30

Balance, end of year	1,917	$11.26	1,403	$2.47	2,078	$0.27

Exercisable at end of year	918	$1.81	650	$0.30	1,166	$0.28

BLUE NILE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes information about stock options outstanding at January 2, 2005:

	Outstanding			Exercisable

		Weighted Average

		Remaining
		Contractual	Exercise		Weighted Average
Range of Exercise Price	Options	Life	Price	Options	Exercise Price

	(In thousands)			(In thousands)
$ 0.25	743	7	$0.25	642	$0.25
$ 0.28-$ 8.75	505	8	5.64	245	3.95
$ 9.38-$29.40	153	9	19.20	31	17.41
$30.00	487	10	30.00	—	—
$32.24-$34.29	29	10	34.12	—	—

	1,917	8	11.26	918	1.81

      The weighted-average fair value at grant date of options granted during 2004, 2003 and 2002 was $14.06, $5.10 and $0.25, respectively. There were 55,700 options granted in 2004 with exercise prices less than the market value on the date of grant. The weighted-average fair value at the date of grant for these options was $12.69. The remaining options granted in 2004 had exercise prices equal to the market value on the date of grant and had a weighted-average fair value at the date of grant of $28.32. The exercise price of all options granted in 2003 was less than the fair value of the stock on the grant date. The exercise price of all options granted in 2002 was equal to the fair value on the grant date. The fair value for each option grant is estimated on the date of grant using the fair value method for grants after May 19, 2004 and the minimum value method for grants prior to May 20, 2004 and the following assumptions:

	Year Ended
	January 2,	Year Ended December 31,

	2005	2003	2002

Expected dividend rate	0%	0%	0%
Expected volatility	0% - 79%	0%	0%
Expected lives (years)	4-5	5	5
Risk-free interest rate	2.8% - 3.7%	2.6% - 3.6%	2.9% - 4.8%
      See Note 1 for the pro forma effect of accounting for stock options using the fair value method.

Note 8.	Common Stock

Common Stock Warrants
      At December 31, 2003, the Company had warrants outstanding to purchase a total of 8,000 shares of common stock at an exercise price of $6.25 per share. In March 2004 all 8,000 warrants were exercised.

Note 9.	Employee Benefit Plan
      The Company has a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code covering all eligible officers and employees. The Company provides a matching contribution of $0.50 for every $1.00 contributed by the employee up to 2% of each employee’s salary. Such contributions were approximately $108,000, $97,000 and $67,000 for the years ended January 2, 2005, December 31, 2003 and 2002, respectively.

BLUE NILE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.	Income Taxes
      The provision (benefit) for income taxes consists of the following (in thousands):

	Year Ended	Year Ended
	January 2,	December 31,

	2005	2003	2002

Current income tax expense	$605	$254	$—
Deferred income tax benefit:
Utilization of net operating losses	5,162	4,438	—
Adjustment to beginning of year valuation allowance	—	(19,702)	—
Other	(125)	(690)	—

Total income tax expense (benefit)	$5,642	$(15,700)	$—

      A reconciliation of the statutory Federal income tax rate to the effective tax rate is as follows:

	Year Ended	Year Ended
	January 2,	December 31,

	2005	2003	2002

Statutory federal income tax rate	35.0%	35.0%	35.0%
Change in valuation allowance	—	(174.4)	(35.2)
Other	1.1	0.3	0.2

Effective tax rate	36.1%	(139.1)%	—%

      Deferred income taxes reflect the net tax effect of temporary differences between amounts recorded for financial reporting purposes and amounts used for tax purposes. The major components of deferred tax assets are as follows (in thousands):

	January 2,	December 31,
	2005	2003

Deferred tax assets:
Current:
Net operating loss carryforwards	$7,945	$4,500
Deferred rent	—	456
Reserves and allowances	422	344
Other	75	—
Noncurrent:
Net operating loss carryforwards	1,146	8,682
Excess of book over tax depreciation and amortization	792	1,363
Tax credit carryforwards	495	254
Other	42	355

Gross deferred tax assets	10,917	15,954
Valuation allowance	—	—

Net deferred tax assets	$10,917	$15,954

      During 2003, the Company recorded a reduction in the valuation allowance of $19.7 million, primarily due to the Company realizing net income in 2002 and 2003. The Company believes that it is more likely

BLUE NILE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
than not that it will generate sufficient taxable income to utilize its deferred tax assets, including net operating loss carryforwards, within any applicable carryover periods.
      At January 2, 2005 the Company had net operating loss carryforwards for federal income tax purposes of approximately $26.0 million that expire between 2019 and 2021. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating losses may be limited in certain circumstances.

Note 11.	Income Per Share
      Basic net income per share is based on the weighted average number of common shares outstanding, excluding unvested common shares issued to the Company’s founders, and employees upon early exercise of options, which are subject to repurchase by the Company. Diluted net income per share is based on the weighted average number of common shares and equivalents outstanding. Common share equivalents included in the computation represent unvested common shares issued to founders, and common shares issued upon early exercise of options which are subject to repurchase rights, shares issuable upon assumed exercise of outstanding stock options, warrants and mandatorily redeemable convertible preferred stock except when the effect of their inclusion would be antidilutive.
      The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Year Ended	Year Ended
	January 2,	December 31,

	2005	2003	2002

Net income	$9,987	$26,986	$1,627

Weighted average common shares outstanding	12,450	3,868	3,336

Basic net income per share	$0.80	$6.98	$0.49

Dilutive effect of restricted stock issued to founders	—	—	37
Dilutive effect of options early exercised with repurchase rights	—	2	8
Dilutive effect of stock options and warrants	1,132	1,608	—
Dilutive effect of convertible preferred stock	4,303	10,885	10,779

Common stock and common stock equivalents	17,885	16,363	14,160

Diluted net income per share	$0.56	$1.65	$0.11

      The following is a summary of the securities outstanding during the respective periods that have been excluded from the calculations because the effect on net income per share would have been antidilutive (in thousands):

	Year Ended	Year Ended
	January 2,	December 31,

	2005	2003	2002

Stock options	230	86	694
Preferred stock warrants	—	3	147
Common stock warrants	—	—	10

	230	89	851

BLUE NILE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12.	Restructuring Costs
      In 2001, the Company recorded a restructuring charge of $1,017,000 related to the loss on facilities the Company no longer occupied and the write-off of leasehold improvements at these facilities. In 2002, the Company recorded an additional restructuring charge of $400,000 reflecting a decrease in estimated sublease income at one of these facilities. During 2003, the Company negotiated the termination of one the leases and reversed $87,000 of the restructuring charge previously recorded. A summary of activity related to the restructuring charge for the years ended January 2, 2005 and December 31, 2003 and 2002 is as follows (in thousands):

Lease
Obligations

Restructuring accrual at December 31, 2001	$587
Changes in estimates	400
Cash paid	(395)

Restructuring accrual at December 31, 2002	592
Changes in estimates	(87)
Cash paid	(472)

Restructuring accrual at December 31, 2003	33

Cash paid	(33)

Restructuring accrual at January 2, 2005	$—

Note 13.	Subsequent Events
      On February 8, 2005, the board of directors announced the authorization for the Company to repurchase up to $30 million of the Company’s common stock during the next 12 months. The shares may be repurchased from time to time in open market transactions. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws.

BLUE NILE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.	Selected Quarterly Financial Information (unaudited)
      Summarized quarterly financial information for fiscal years 2004 and 2003 is as follows (in thousands, except per share data):

	Q1	Q2	Q3	Q4

2004 quarter:
Net sales	$35,784	$35,022	$33,888	$64,548
Gross profit	8,212	7,927	7,369	14,144
Net income	1,904	1,864	1,656	4,563
Basic net income per share	0.43	0.18	0.09	0.26
Diluted net income per share	$0.12	$0.11	$0.09	$0.24

	Q1	Q2	Q3	Q4

2003 quarter:
Net sales	$24,628	$27,254	$27,457	$49,555
Gross profit	6,153	6,107	6,071	11,087
Net income	1,691	2,243	2,188	20,864	(A)
Basic net income per share	0.50	0.65	0.51	4.80
Diluted net income per share	$0.10	$0.14	$0.13	$1.27

(A)	Net income for the fourth quarter of 2003 includes a $15.7 million tax benefit from the realization of deferred tax assets related primarily to net operating loss carryforwards.

BLUE NILE, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

		Charged to
	Balance at	Revenue,
	Beginning	Costs or		Balances at
Description	of Period	Expenses	Deductions(A)	End of Period

Reserve deducted from asset to which it applies:
Year ended January 2, 2005
Reserve for deferred income tax assets	$—	$—	$—	$—

Year ended December 31, 2003
Reserve for deferred income tax assets	$19,702	$—	$(19,702)	$—

Year ended December 31, 2002
Reserve for deferred income tax assets	$20,276	$—	$(574)	$19,702

Reserve deducted from asset to which it applies:
Year ended January 2, 2005
Reserve for sales returns	$769	$15,422	$(15,203)	$988

Reserve for fraud	$188	$8	$(44)	$152

Year ended December 31, 2003
Reserve for sales returns	$601	$11,714	$(11,546)	$769

Reserve for fraud	$113	$88	$(13)	$188

Year ended December 31, 2002
Reserve for sales returns	$261	$7,151	$(6,811)	$601

Reserve for fraud	$72	$61	$(20)	$113

(A)	Adjustments to reduce the deferred tax valuation allowance were credited to the Company’s consolidated statements of operations. Deductions for sales returns and fraud consist of actual credit card chargebacks and sales returns in each period.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
      As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed by us in our periodic reports filed with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and SEC reports. Based on their evaluation, our certifying officers concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.
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
      There were no changes in our internal control over financial reporting during the quarter ended January 2, 2005, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
      At the end of the fiscal year 2005, Section 404 of the Sarbanes-Oxley Act will require the Company’s management to provide an assessment of the effectiveness of the Company’s internal control over financial reporting, and the Company’s independent registered public accounting firm will be required to audit management’s assessment. The Company is in the process of performing the system and process documentation, evaluation and testing required for management to make this assessment and for its independent auditors to provide its attestation report. The Company has not completed this process or its assessment, and this process will require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies that will need to be addressed and remediated.

Item 9B.	Other Information
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement with respect to the Company’s 2005 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the Company’s fiscal year.

Item 11.	Executive Compensation
      The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement with respect to the Company’s 2005 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the Company’s fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management
      The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement with respect to the Company’s 2005 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the Company’s fiscal year.

Item 13.	Certain Relationships and Related Transactions
      The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement with respect to the Company’s 2005 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the Company’s fiscal year.

Item 14.	Principal Accountant Fees and Services
      The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement with respect to the Company’s 2005 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the Company’s fiscal year.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
      Index to Consolidated Financial Statements
      a. The following documents are filed as part of this report:

		Page

1.	Financial Statements:
	Report of Independent Registered Public Accounting Firm	30
	Consolidated Balance Sheets, as of January 2, 2005 and December 31, 2003	31
	Consolidated Statements of Operations, for the fiscal years ended January 2, 2005, December 31, 2003 and December 31, 2002	32
	Consolidated Statements of Changes in Mandatorily Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit), for the fiscal years ended January 2, 2005, December 31, 2003 and December 31, 2002	33
	Consolidated Statements of Cash Flows, for the fiscal years ended January 2, 2005, December 31, 2003 and December 31, 2002	34
	Notes to Consolidated Financial Statements	35

2.	Financial Statement Schedules:
	Schedule II, Valuation of Qualifying Accounts	50
	All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto

3.	Exhibits

The exhibits listed in the Index to Exhibits, which appears immediately following the signature page and is incorporated herein by reference, are filed as part of this Annual Report on Form 10-K.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blue Nile, Inc.
(Registrant)

By	/s/ Diane M. Irvine

Diane M. Irvine
Chief Financial Officer
March 24, 2005
      This report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, pursuant to the requirements of the Securities Exchange Act of 1934.

By	/s/ Mark C. Vadon Mark C. Vadon	President, Chief Executive Officer and Director (Principal Executive Officer)	March 24, 2005

By	/s/ Diane M. Irvine Diane M. Irvine	Chief Financial Officer (Principal Financial and Accounting Officer)	March 24, 2005

By	/s/ Augustus O. Tai Augustus O. Tai	Director	March 24, 2005

By	/s/ Brian P. McAndrews Brian P. McAndrews	Director	March 24, 2005

By	/s/ Joanna A. Strober Joanna A. Strober	Director	March 24, 2005

By	/s/ Joseph Jimenez Joseph Jimenez	Director	March 24, 2005

By	/s/ Mary Alice Taylor Mary Alice Taylor	Director	March 24, 2005

By	/s/ W. Eric Carlborg W. Eric Carlborg	Director	March 24, 2005

EXHIBIT INDEX
      The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference. Where an exhibit is incorporated by reference, the number in parentheses indicates the document to which cross-reference is made. See the end of this exhibit index for a listing of cross-reference documents.

Exhibit
Number		Description

3	.1(1)	Amended and Restated Certificate of Incorporation of Blue Nile, Inc.
3	.2(2)	Amended and Restated Bylaws of Blue Nile, Inc.
4.1		Reference is made to Exhibits 3.1 and 3.2.
4	.2(3)	Specimen Stock Certificate.
4	.3(2)	Amended and Restated Investor Rights Agreement dated June 29, 2001 by and between Blue Nile, Inc. and certain holders of Blue Nile, Inc.’s preferred stock.
10	.1.1(2)*	Blue Nile, Inc. Amended and Restated 1999 Equity Incentive Plan.
10	.1.2(2)*	Form of Stock Option Agreement pursuant to the Blue Nile, Inc. 1999 Equity Incentive Plan.
10	.2.1(3)*	Blue Nile, Inc. 2004 Non-Employee Directors’ Stock Option Plan.
10	.2.2(6)*	Form of Stock Option Agreement pursuant to the Blue Nile, Inc. 2004 Non-Employee Directors’ Stock Option Plan.
10	.3(2)*	Blue Nile, Inc. 2004 Employee Stock Purchase Plan.
10	.4.1(4)*	Blue Nile, Inc. 2004 Equity Incentive Plan.
10	.4.2(6)*	Form of Stock Option Agreement pursuant to the 2004 Equity Incentive Plan.
10	.4.3(5)*	Blue Nile, Inc. Stock Grant Notice pursuant to the 2004 Equity Incentive Plan.
10	.5.1(4)	Sublease Agreement, dated May 22, 2003, between Amazon.com Holdings, Inc. and the registrant.
10	.5.2(4)	First Amendment to Sublease Agreement, dated July 3, 2003, between Amazon.com Holdings, Inc. and the registrant.
10	.6.1(4)	Lease, dated June 28, 2001, between Gull Industries, Inc. and the registrant.
10	.6.2(4)	First Amendment to Lease, dated December 11, 2002 between Gull Industries, Inc. and the registrant.
10	.6.3(4)	Second Amendment to Lease, dated November 15, 2003, between Gull Industries, Inc. and the registrant.
10	.7(2)*	Offer Letter with Diane M. Irvine, dated December 1, 1999.
10	.8(2)*	Offer Letter with Robert L. Paquin, dated September 7, 1999.
10	.9(2)*	Offer Letter with Dwight Gaston, dated May 14, 1999.
10	.10(2)*	Offer Letter with Susan S. Bell, dated August 22, 2001.
10	.11(2)*	Offer Letter with Darrell Cavens, dated July 30, 1999.
10	.12(6)*	Offer Letter with Terri Maupin, dated July 22, 2003.
10	.13(4)	Form of Indemnification Agreement entered into between Blue Nile, Inc. and each of its directors and executive officers.
21	.1(6)	Subsidiaries of the Registrant.
23	.1(6)	Consent of PricewaterhouseCoopers LLP.
31	.1(6)	Certification of Chief Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31	.2(6)	Certification of Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit
Number		Description

32	.1(7)	Certification of Chief Executive Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
32	.2(7)	Certification of Principal Financial Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

*	Denotes a compensatory plan, contract or agreement, in which the Company’s directors or executive officers may participate.

(1)	Previously filed as Exhibit 3.1 to Blue Nile, Inc.’s Form 10-Q for the quarterly period ended July 4, 2004 (No. 000-50763), as filed with the Securities and Exchange Commission on August 6, 2004, and incorporated by reference herein.

(2)	Previously filed as the like numbered exhibit to Blue Nile, Inc.’s Registration Statement on Form S-1 (No. 333-113494), as filed with the Securities and Exchange Commission on March 11, 2004, as amended, and incorporated by reference herein.

(3)	Previously filed as the like numbered exhibit to Blue Nile, Inc.’s Registration Statement on Form S-1/ A (No. 333-113494), as filed with the Securities and Exchange Commission on May 4, 2004, as amended, and incorporated by reference herein.

(4)	Previously filed as the like numbered exhibit to Blue Nile, Inc.’s Registration Statement on Form S-1/ A (No. 333-113494), as filed with the Securities and Exchange Commission on April 19, 2004, as amended, and incorporated by reference herein.

(5)	Previously filed as Exhibit 10.1 to Blue Nile, Inc.’s Current Report on Form 8-K (No. 000-50763), as filed with the Securities and Exchange Commission on December 13, 2004 and incorporated by reference herein.

(6)	Filed herewith.

(7)	The certifications attached as Exhibits 32.1 and 32.2 accompanies this Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Blue Nile, Inc. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.