Form 10-Q
period 2005-04-03
BLUE NILE INC
filed 2005-05-11
CIK 1091171

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

     As of May 1, 2005, the registrant had 17,643,045 shares of common stock outstanding.

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

BLUE NILE, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

BLUE NILE, INC.

Consolidated Balance Sheets

	April 3,	January 2,
	2005	2005
	(Unaudited)
	(in thousands, except par value)
Assets
Current assets:
Cash and cash equivalents	$53,534	$59,499
Restricted cash	118	—
Marketable securities	26,930	41,868
Accounts receivable	705	760
Inventories	10,956	9,914
Deferred income taxes	8,337	8,442
Prepaids and other current assets	974	1,046

Total current assets	101,554	121,529
Property and equipment, net	3,659	3,916
Intangible assets, net	377	385
Deferred income taxes	1,455	2,475
Other assets	77	77

Total assets	$107,122	$128,382

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$17,631	$37,775
Accrued liabilities	2,695	5,713
Current portion of deferred rent	205	203

Total current liabilities	20,531	43,691
Deferred rent, less current portion	1,012	1,071
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, none issued and outstanding as of April 3, 2005 and January 2, 2005	—	—
Common stock, $0.001 par value; 300,000 shares authorized as of April 3, 2005 and January 2, 2005; 18,530 shares and 18,478 shares issued as of April 3, 2005 and January 2, 2005, respectively; 17,741 shares and 17,728 shares outstanding as of April 3, 2005 and January 2, 2005, respectively	19	18
Additional paid-in capital	105,022	104,684
Deferred compensation	(795)	(929)
Accumulated other comprehensive loss	(4)	(2)
Accumulated deficit	(16,913)	(19,515)
Treasury stock, at cost; 789 shares and 750 shares outstanding at April 3, 2005 and January 2, 2005, respectively	(1,750)	(636)

Total stockholders’ equity	85,579	83,620

Total liabilities and stockholders’ equity	$107,122	$128,382

The accompanying notes are an integral part of these consolidated financial statements

BLUE NILE, INC.

Consolidated Statements of Operations

	Quarter Ended
	April 3,	April 4,
	2005	2004
	(Unaudited)
	(in thousands, except per share data)
Net sales	$44,116	$35,784
Cost of sales	34,429	27,572

Gross profit	9,687	8,212

Selling, general and administrative expenses	6,123	5,308

	6,123	5,308

Operating income	3,564	2,904

Other income (expense) net:
Interest income	501	42
Other income	—	24

	501	66

Income before income taxes	4,065	2,970
Income tax expense	1,463	1,066

Net income	$2,602	$1,904

Basic net income per share	$0.15	$0.43

Diluted net income per share	$0.14	$0.12

The accompanying notes are an integral part of these consolidated financial statements

BLUE NILE, INC.

Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Stockholders’ Equity
			Additional			Accumulated			Total
	Common Stock		Paid-in	Deferred	Accumulated	Other Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Compensation	Deficit	Loss	Shares	Amount	Equity
	(in thousands)
Balance, January 2, 2005	18,478	$18	$104,684	$(929)	$(19,515)	$(2)	(750)	$(636)	$83,620
Net income	—	—	—	—	2,602	—	—	—	2,602
Other comprehensive income (loss):
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	(2)	—	—	(2)

Total comprehensive income									2,600
Shares repurchased	—	—	—	—	—	—	(39)	(1,114)	(1,114)
Tax effect of stock option exercises	—	—	251	—	—	—	—	—	251
Amortization of deferred stock compensation	—	—	—	75	—	—	—	—	75
Reversal of deferred compensation relating to cancelled options	—	—	(59)	59	—	—	—	—	—
Exercise of common stock options and warrants	52	1	140	—	—	—	—	—	141
Issuance of common stock to directors	—	—	6	—	—	—	—	—	6

Balance, April 3, 2005	18,530	$19	$105,022	$(795)	$(16,913)	$(4)	(789)	$(1,750)	$85,579

The accompanying notes are an integral part of these consolidated financial statements

BLUE NILE, INC.

Consolidated Statements of Cash Flows

	Quarter Ended
	April 3,	April 4,
	2005	2004
	(Unaudited)
	(in thousands)
Operating activities:
Net income	$2,602	$1,904
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	415	375
Loss on disposal of assets	5	—
Stock-based compensation	81	105
Deferred income taxes	1,378	1,014
Changes in assets and liabilities:
Receivables, net	55	209
Inventories	(1,042)	2,303
Prepaid expenses and other assets	73	(724)
Accounts payable	(20,144)	(14,548)
Accrued liabilities	(3,018)	(1,627)
Deferred rent	(57)	(49)

Net cash used in operating activities	(19,652)	(11,038)

Investing activities:
Purchases of property and equipment	(157)	(102)
Proceeds from the sale of property and equipment	1	—
Purchases of marketable securities	(22,066)	—
Proceeds from the sale of marketable securities	37,000	—
Transfers of restricted cash	(118)	340

Net cash provided by investing activities	14,660	238

Financing activities:
Repurchase of common stock	(1,114)	—
Proceeds from warrant and stock option exercises	141	59

Net cash (used in) provided by financing activities	(973)	59

Net decrease in cash and cash equivalents	(5,965)	(10,741)

Cash and cash equivalents, beginning of period	59,499	30,383

Cash and cash equivalents, end of period	$53,534	$19,642

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

Change in Fiscal Year

On January 1, 2004, the Company’s fiscal year-end changed from December 31, to the Sunday closest to December 31. Each fiscal year consists of four 13-week quarters, with an extra week added onto the fourth quarter every five to six years. As a result of this transition, the first fiscal quarter of 2004 consisted of two additional shipping days as compared to the first fiscal quarter of 2005. These additional days contributed approximately $0.3 million to net sales for the quarter ended April 4, 2004.

Reclassifications

Certain reclassifications of prior period balances have been made for consistent presentation with the current period. These reclassifications had no impact on net income or stockholders’ equity as previously reported.

Basis of Presentation

The accompanying unaudited consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K filed for the year ended January 2, 2005. The same accounting policies are followed for preparing quarterly and annual financial statements. In the opinion of management, all adjustments necessary for the fair presentation of the financial position, results of operations and cash flows have been included and are of a normal, recurring nature.

Due to a number of factors, including the seasonal nature of the retail industry and other factors described in this report, quarterly results are not necessarily indicative of the results for the full fiscal year.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates include the allowance for sales returns and the reserve for estimated fraud losses. Actual results could differ materially from those estimates.

Intangible Assets

Intangible assets represent the consideration paid for licenses and other similar agreements with finite lives. Amortization is calculated on a straight-line basis over the estimated useful life of the related assets, which range from 10 years to 17 years. Amortization expense for the quarter ended April 3, 2005 was approximately $8,000.

BLUE NILE, INC.
Notes to Consolidated Financial Statements

Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25.” The Company has elected to apply the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation.” Had compensation cost for the Company’s stock options been determined based on the fair value of the options at the date of grant, the Company’s pro forma net income would have been as shown below (in thousands, except per share data):

	Quarter Ended
	April 3,	April 4,
	2005	2004
Net income, as reported	$2,602	$1,904
Add: Stock-based compensation expense, as reported	75	105
Deduct: Stock-based employee compensation expense determined under fair-value-based method, net of tax	(455)	(167)

Pro forma net income	$2,222	$1,842

Income per share:
Basic — as reported	$0.15	$0.43

Basic — pro forma	$0.13	$0.42

Diluted — as reported	$0.14	$0.12

Diluted — pro forma	$0.12	$0.11

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R (Revised 2004), “Share-Based Payment” (“SFAS 123R”). This statement addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for the company’s equity instruments or liabilities that are based on the fair value of the company’s equity securities or may be settled by the issuance of these securities. SFAS 123R eliminates the ability to account for share-based compensation using APB 25 and generally requires that such transactions be accounted for using a fair value method. The provisions of this statement are effective for financial statements issued in the first annual reporting period commencing after June 15, 2005. Therefore, the Company will adopt the provisions of SFAS 123R in its first quarter of 2006. The stock-based compensation the Company will recognize after the adoption of SFAS 123R will be affected by the number and type of stock-based awards granted in the future and the pricing model and related assumptions the Company decides to use to estimate the fair values of options.

The Company is currently evaluating which pricing model it will use to estimate the value of its options and which transition method it will use to implement SFAS 123R.

BLUE NILE, INC.
Notes to Consolidated Financial Statements

Note 2. Inventories

Inventories are stated at cost and consist of the following (in thousands):

	April 3,	January 2,
	2005	2005
Loose diamonds	$1,765	$293
Fine jewelry, watches and other	9,191	9,621

	$10,956	$9,914

Note 3. Marketable Securities

The Company’s marketable securities are classified as available-for-sale as defined by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). At April 3, 2005, marketable securities consisted of U.S. government and agencies’ securities maturing within one year. The securities are carried at fair value, with the unrealized gains and losses included in accumulated other comprehensive income (loss). Realized gains or losses on the sale of marketable securities are identified on a specific identification basis and are reflected as a component of interest income or expense. The cost, fair value and unrealized gains and losses of marketable securities as of the quarter ended April 3, 2005 are as follows (in thousands):

		Gross Unrealized
	Cost	Loss	Fair Value
U.S. government and agencies’ securities	$26,936	$(6)	$26,930

There were no realized gains or losses on sales of marketable securities for the quarter ended April 3, 2005.

Note 4. Net Income Per Share

Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares and equivalents outstanding. Common share equivalents included in the computation represent common shares issuable upon assumed exercise of outstanding stock options and warrants and mandatorily redeemable convertible preferred stock, except when the effect of their inclusion would be antidilutive.

BLUE NILE, INC.
Notes to Consolidated Financial Statements

The following tables set forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Quarter Ended
	April 3,	April 4,
	2005	2004
Net income	$2,602	$1,904

Weighted average common shares outstanding	17,752	4,400

Basic net income per share	$0.15	$0.43

Dilutive effect of stock options and warrants	1,049	1,120
Dilutive effect of mandatorily redeemable convertible preferred stock	—	10,920

Common stock and common stock equivalents	18,801	16,440

Diluted net income per share	$0.14	$0.12

For the quarter ended April 3, 2005, there were 547,298 stock option shares excluded from the computation of net income per diluted share due to their antidilutive effect. For the quarter ended April 4, 2004, there were 728 stock option shares excluded from the computation of net income per diluted share due to their antidilutive effect.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Blue Nile, Inc.’s (“Blue Nile,” the “Company,” “we,” “our,” “us,”) Consolidated Financial Statements and the related Notes contained elsewhere in this quarterly report on Form 10-Q and annual report on Form 10-K filed for our fiscal year ended January 2, 2005. All statements in the following discussion that are not reports of historical information or descriptions of current accounting policy are forward-looking statements. Please consider our forward-looking statements in light of the factors that may affect operating results set forth herein.

Overview

Net income in the first quarter of 2005 was $2.6 million, or $0.14 per diluted share. In the first quarter of 2004, net income and net income per diluted share were $1.9 million and $0.12, respectively. The 36.6% increase in net income for the quarter was primarily driven by the growth in net sales.

In August 2004, the Company launched a website in the United Kingdom, www.bluenile.co.uk through which the Company offers a limited number of products. In January 2005, the Company launched a website in Canada, www.bluenile.ca. In the first quarter of 2005, international sales were immaterial.

Results of Operations

Comparison of the Quarter Ended April 3, 2005 to the Quarter Ended April 4, 2004

Net Sales

Net sales increased 23.3% to $44.1 million in the quarter ended April 3, 2005 compared to $35.8 million in the quarter ended April 4, 2004. The increase in net sales was primarily due to an increase in net sales of engagement rings, customized diamond jewelry and loose diamonds.

The Company transitioned to a four-four-five retail fiscal calendar on January 1, 2004. As a result of this transition, the first fiscal quarter of 2004 consisted of two additional days of operations as compared to the first fiscal quarter of 2005. These additional days contributed approximately $0.3 million to net sales for the quarter ended April 4, 2004.

Gross Profit

Gross profit increased 18.0% to $9.7 million for the quarter ended April 3, 2005 from $8.2 million in the quarter ended April 4, 2004. The increase in gross profit resulted primarily from increases in sales volume. Gross profit as a percentage of net sales declined to 22.0% for the quarter ended April 3, 2005 from 22.9% in the quarter ended April 4, 2004. The decrease in gross profit as a percentage of net sales resulted primarily from changes in product mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 15.4% to $6.1 million for the quarter ended April 3, 2005 from $5.3 million in the quarter ended April 4, 2004. The primary reason for the increase is additional costs associated with being a public company. These costs amounted to approximately $700,000 in the first quarter of 2005 as compared to approximately $250,000 in the first quarter of 2004. The remaining increase was primarily due to increased advertising costs related to higher sales volume.

As a percentage of net sales, selling, general and administrative expenses were 13.9% in the year to date ended April 3, 2005 compared to 14.8% in the quarter ended April 4, 2004. The decrease in these expenses as a percentage of net sales resulted primarily from our ability to grow sales at a greater pace than selling, general and administrative expenses.

Interest Income

Interest income was approximately $501,000 for the quarter ended April 3, 2005, compared to approximately $42,000 in the quarter ended April 4, 2004. The increase in interest income is primarily due to an increase in our cash and cash equivalents and marketable securities as a result of our initial public stock offering completed in May 2004, which resulted in net proceeds of $42.5 million.

Liquidity and Capital Resources

As of April 3, 2005, we had working capital of $81.0 million, including cash and cash equivalents of $53.5 million and marketable securities of $26.9 million, partially offset by accounts payable of $17.6 million. We believe that our current cash and cash equivalents and marketable securities as well as cash flows from operations will be sufficient to continue our operations and meet our capital needs for the foreseeable future.

Net cash of $19.7 million was used for operating activities in the quarter ended April 3, 2005, compared to cash used in operating activities of $11.0 million in the quarter ended April 4, 2004. Cash was provided by earnings of $2.6 million and $1.9 million in the quarter ended April 3, 2005 and April 4, 2004, respectively. This was offset by net payments of payables totaling $20.1 million for the quarter ended April 3, 2005 and $14.5 million for the quarter ended April 4, 2004. The increase in net payments of payables in 2005 relates primarily to the payment of suppliers in the first quarter for inventory sold in the fourth quarter. The volume of sales in the fourth quarter of 2004 was much greater than the volume in the fourth quarter of 2003, resulting in an increase in the net payment of payables in the first quarter of 2005 compared to the first quarter of 2004. This payment cycle reflects what we believe to be the beneficial working capital characteristics of our business model, wherein we collect cash from customers within several business days following a related sale while we typically have longer payment terms with our suppliers.

Net cash provided by investing activities was $14.7 million for the quarter ended April 3, 2005 and $238,000 for the quarter ended April 4, 2004. Cash provided in 2005 was primarily from net sales of marketable securities of $14.9 million. Cash provided in 2004 was primarily the result of transfers of restricted cash.

Net cash used in financing activities for the quarter ended April 3, 2005 was $1.0 million resulting primarily from repurchases of Blue Nile, Inc. common stock. In February 2005, our board of directors authorized the repurchase of common stock with aggregate total value of $30.0 million within the 12 months following the date of approval of such repurchase. The timing and amount of any shares repurchased will be determined by our management based on their evaluation of market conditions and other factors. During the quarter ended April 3, 2005, we purchased 39,000 shares of our common stock for approximately $1.1 million. Cash provided by financing activities for the quarter ended April 4, 2004 was $59,000 and was related to the exercise of common stock options and warrants.

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

We expect our quarterly financial results to fluctuate, which may lead to volatility in our stock price.

We expect our net sales and operating results to vary significantly from quarter to quarter due to a number of factors, including changes in:

•	demand for our products;

•	the costs to acquire diamonds and precious metals;

•	our ability to attract visitors to our web sites and convert those visitors into customers;

•	our ability to retain existing customers or encourage repeat purchases;

•	our ability to manage our product mix and inventory;

•	wholesale diamond prices;

•	consumer tastes and preferences for diamonds and fine jewelry;

•	our ability to manage our fulfillment operations;

•	general economic conditions;

•	advertising and other marketing costs;

•	our, or our competitors’, pricing and marketing strategies;

•	conditions or trends in the diamond and fine jewelry industry;

•	conditions or trends in the Internet and e-commerce industry; and

•	costs of expanding or enhancing our technology or web sites.

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

The online market for diamonds and fine jewelry is significantly less developed than the online market for books, music, toys and other consumer products. If this market does not gain widespread acceptance, our business may suffer. Our success will depend, in part, on our ability to attract consumers who have historically purchased diamonds and fine jewelry through traditional retailers. Furthermore, we may have to incur significantly higher and more sustained advertising and promotional expenditures or price our products more competitively than we currently anticipate in order to attract additional online consumers to our web site and convert them into purchasing customers. Specific factors that could prevent consumers from purchasing diamonds and fine jewelry from us include:

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

A significant barrier to online commerce and communications is the secure transmission of confidential information over public networks. Our failure to prevent these security breaches could damage our reputation and brand and substantially harm our business and results of operations. Currently, a majority of our sales are billed to our customers’ credit card accounts directly. We rely on encryption and authentication technology licensed from third parties to effect secure transmission of confidential information, including credit card numbers. Advances in computer capabilities, human errors new discoveries in the field of cryptography or other developments may result in a compromise or breach of the technology used by us to protect customer transaction data. Any such compromise of our security could damage our reputation and brand and expose us to a risk of loss or litigation and possible liability, which would substantially harm our business, and results of operations. In addition, anyone who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches.

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

We are not currently required to record stock-based compensation charges on employee stock options with exercise prices that equal or exceed the deemed fair value of our common stock at the date of grant. We account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. Under APB Opinion No. 25, compensation expense is recognized for the difference between the fair value of our stock on the date of grant and the exercise price. We have elected to apply the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”). Had compensation cost for the Company’s stock options been determined based on the fair value of the options at the date of grant under SFAS 123, our net income would have been as set forth in Note 1 to our consolidated financial statements included elsewhere in this report. In December 2004, the Financial Accounting Standards Board (“FASB”), issued SFAS No. 123R, “Share-Based Payment (Revised 2004) (“SFAS 123R”). Under SFAS 123R, we will record expense for the fair value of stock options granted to employees, which will result in increased charges for stock-based compensation costs. In April 2005, the SEC announced the delay of the effective date of SFAS 123R. As such, we will adopt the provisions of SFAS No. 123R in our first quarter of 2006.

We will need to implement additional finance and accounting systems, procedures and controls as we grow our business and organization and to satisfy new reporting requirements.

As a public reporting company, we are required to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, including expanded disclosures and accelerated reporting requirements and more complex accounting rules. Compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and other requirements will increase our costs and require additional management time and resources. We may need to continue to implement additional finance and accounting systems, procedures and controls to satisfy new reporting requirements. Compliance with Section 404 will first apply to our annual report for the fiscal year ending January 1, 2006. If our internal controls over financial reporting are determined to be ineffective, investors could lose confidence in the reliability of our internal controls over financial reporting, which could adversely affect our stock price.

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

There were no changes in our internal control over financial reporting during the quarter ended April 3, 2005, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

At the end of the fiscal year 2005, Section 404 of the Sarbanes-Oxley Act will require management to provide an assessment of the effectiveness of the Company’s internal control over financial reporting, and our independent registered public accounting firm will be required to audit management’s assessment. We are in the process of performing the system and process documentation, evaluation and testing required for management to make this assessment and for our independent auditors to provide their attestation report. We have not completed this process or assessment, and this process will require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies that will need to be addressed and remediated.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Repurchases

Issuer Purchases of Equity Securities
(Dollars in thousands except per share amounts)

Maximum Number
(or Approximate
			Total Number of	Dollar Value) of
			Shares (or Units)	Shares (or Units)
			Purchased as Part	that May Yet Be
	Total Number of	Average Price	of Publicly	Purchased Under
	Shares (or Units)	Paid per Share (or	Announced Plans or	the plans or
	Purchased	Unit)	Programs	Programs
(1)
January 3, 2005 through January 30, 2005	—	$—	—	$—

January 31, 2005 through February 27, 2005	8,600	$28.82	8,600	$29,752

February 28, 2005 through April 3, 2005	30,400	$28.45	30,400	$28,886

(1)	On February 3, 2005, the board of directors authorized the repurchase of up to $30 million of the Company’s common stock prior to February 3, 2006. Such repurchase was announced on February 8, 2005. The shares may be repurchased from time to time in open market transactions or in negotiated transactions off the market. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws.

Item 6. Exhibits

Exhibit
Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Blue Nile, Inc.
3.2(2)	Amended and Restated Bylaws of Blue Nile, Inc.
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2(3)	Specimen Stock Certificate.
4.3(2)	Amended and Restated Investor Rights Agreement dated June 29, 2001 by and between Blue Nile, Inc. and certain holders of Blue Nile, Inc.’s preferred stock.
31.1(4)	Certification of Chief Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2(4)	Certification of Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1(4)*	Certification of Chief Executive Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
32.2(4)*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Previously filed as Exhibit 3.1 to Blue Nile, Inc.’s Form 10-Q for the quarterly period ended July 4, 2004 (No. 000-50763), as filed with the Securities and Exchange Commission on August 6, 2004, and incorporated by reference herein.

(2)	Previously filed as the like numbered exhibit to Blue Nile, Inc.’s Registration Statement on Form S-1 (No. 333-113494), as filed with the Securities and Exchange Commission on March 11, 2004, as amended, and incorporated by reference herein.

(3)	Previously filed as exhibit 4.2 to Blue Nile, Inc.’s Registration Statement on Form S-1/ A (No. 333-113494), as filed with the Securities and Exchange Commission on May 4, 2004, as amended, and incorporated by reference herein.

(4)	Filed herewith.

*	The certifications attached as Exhibits 32.1 and 32.2 accompanies this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Blue Nile, Inc. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUE NILE, INC.

Registrant
Date: May 10, 2005
/s/ Diane M. Irvine

Diane M. Irvine
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit
Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Blue Nile, Inc.
3.2(2)	Amended and Restated Bylaws of Blue Nile, Inc.
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2(3)	Specimen Stock Certificate.
4.3(2)	Amended and Restated Investor Rights Agreement dated June 29, 2001 by and between Blue Nile, Inc. and certain holders of Blue Nile, Inc.’s preferred stock.
31.1(4)	Certification of Chief Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2(4)	Certification of Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1(4)*	Certification of Chief Executive Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
32.2(4)*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Previously filed as Exhibit 3.1 to Blue Nile, Inc.’s Form 10-Q for the quarterly period ended July 4, 2004 (No. 000-50763), as filed with the Securities and Exchange Commission on August 6, 2004, and incorporated by reference herein.

(2)	Previously filed as the like numbered exhibit to Blue Nile, Inc.’s Registration Statement on Form S-1 (No. 333-113494), as filed with the Securities and Exchange Commission on March 11, 2004, as amended, and incorporated by reference herein.

(3)	Previously filed as exhibit 4.2 to Blue Nile, Inc.’s Registration Statement on Form S-1/ A (No. 333-113494), as filed with the Securities and Exchange Commission on May 4, 2004, as amended, and incorporated by reference herein.

(4)	Filed herewith.

*	The certifications attached as Exhibits 32.1 and 32.2 accompanies this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Blue Nile, Inc. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.