Form 10-Q
period 2005-07-03
BLUE NILE INC
filed 2005-08-11
CIK 1091171

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-50763
BLUE NILE, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	91-1963165 (I.R.S. Employer Identification No.)

705 Fifth Avenue South, Suite 900, Seattle, Washington (Address of principal executive offices)	98104 (Zip Code)
(206) 336-6700
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of July 31, 2005, the registrant had 17,534,900 shares of common stock outstanding.

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

BLUE NILE, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
BLUE NILE, INC.
Consolidated Balance Sheets

	July 3,	January 2,
	2005	2005
	(in thousands, except par value)
Assets
Current assets:
Cash and cash equivalents	$31,489	$59,499
Restricted cash	119	—
Marketable securities	49,821	41,868
Accounts receivable	656	760
Inventories	8,849	9,914
Deferred income taxes	7,021	8,442
Prepaids and other current assets	1,197	1,046

Total current assets	99,152	121,529
Property and equipment, net	3,431	3,916
Intangible assets, net	368	385
Deferred income taxes	1,472	2,475
Other assets	77	77

Total assets	$104,500	$128,382

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$18,150	$37,775
Accrued liabilities	2,755	5,713
Current portion of deferred rent	207	203

Total current liabilities	21,112	43,691
Deferred rent, less current portion	953	1,071
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 300,000 shares authorized; 18,573 shares and 18,478 shares issued, respectively; 17,561 shares and 17,728 shares outstanding, respectively;	19	18
Additional paid-in capital	105,276	104,684
Deferred compensation	(696)	(929)
Accumulated other comprehensive loss	(2)	(2)
Accumulated deficit	(14,120)	(19,515)
Treasury stock, at cost; 1,012 shares and 750 shares outstanding, respectively	(8,042)	(636)

Total stockholders’ equity	82,435	83,620

Total liabilities and stockholders’ equity	$104,500	$128,382

The accompanying notes are an integral part of these consolidated financial statements

BLUE NILE, INC.
Consolidated Statements of Operations

	Quarter Ended		Year to Date Ended
	July 3,	July 4,	July 3,	July 4,
	2005	2004	2005	2004
		(in thousands, except per share data)
Net sales	$43,826	$35,022	$87,942	$70,806
Cost of sales	33,836	27,095	68,265	54,667

Gross profit	9,990	7,927	19,677	16,139

Selling, general and administrative expenses	6,184	5,111	12,307	10,419

Operating income	3,806	2,816	7,370	5,720

Other income (expense) net:
Interest income	559	97	1,060	139
Other income	—	14	—	38

	559	111	1,060	177

Income before income taxes	4,365	2,927	8,430	5,897
Income tax expense	1,572	1,063	3,035	2,129

Net income	$2,793	$1,864	$5,395	$3,768

Basic net income per share	$0.16	$0.18	$0.30	$0.51

Diluted net income per share	$0.15	$0.11	$0.29	$0.22

The accompanying notes are an integral part of these consolidated financial statements

BLUE NILE, INC.
Consolidated Statements of Changes in Stockholders’ Equity

	Stockholders’ Equity
						Accumulated
			Additional			Other			Total
	Common Stock		Paid-in	Deferred	Accumulated	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Compensation	Deficit	Loss	Shares	Amount	Equity
	(in thousands)
Balance, January 2, 2005	18,478	$18	$104,684	$(929)	$(19,515)	$(2)	(750)	$(636)	$83,620
Net income	—	—	—	—	5,395	—	—	—	5,395
Other comprehensive income (loss):
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	—	—	—	—

Total comprehensive income									5,395
Shares repurchased	—	—	—	—	—	—	(262)	(7,406)	(7,406)
Tax effect of stock option exercises	—	—	459	—	—	—	—	—	459
Amortization of deferred stock compensation	—	—	—	154	—	—	—	—	154
Reversal of deferred compensation relating to cancelled options	—	—	(79)	79	—	—	—	—	—
Exercise of common stock options	94	1	197	—	—	—	—	—	198
Issuance of common stock	1	—	15	—	—	—	—	—	15

Balance, July 3, 2005	18,573	$19	$105,276	$(696)	$(14,120)	$(2)	(1,012)	$(8,042)	$82,435

The accompanying notes are an integral part of these consolidated financial statements

BLUE NILE, INC.
Consolidated Statements of Cash Flows

	Year to Date Ended
	July 3,	July 4,
	2005	2004
	(in thousands)
Operating activities:
Net income	$5,395	$3,768
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	835	734
Loss on disposal of assets	10	—
Stock-based compensation	169	188
Deferred income taxes	2,883	2,017
Changes in assets and liabilities:
Receivables, net	104	326
Inventories	1,065	3,523
Prepaid expenses and other assets	(151)	(748)
Accounts payable	(19,625)	(12,502)
Accrued liabilities	(2,958)	(1,486)
Deferred rent	(114)	(99)

Net cash used in operating activities	(12,387)	(4,279)

Investing activities:
Purchases of property and equipment	(346)	(425)
Proceeds from the sale of property and equipment	5	—
Purchases of marketable securities	(71,955)	(15,928)
Proceeds from the sale of marketable securities	64,000	—
Transfers of restricted cash	(119)	340

Net cash used in investing activities	(8,415)	(16,013)

Financing activities:
Proceeds from sale of common stock, net of issuance costs	—	42,493
Repurchase of common stock	(7,406)	—
Proceeds from warrant and stock option exercises	198	62

Net cash (used in) provided by financing activities	(7,208)	42,555

Net (increase) in cash and cash equivalents	(28,010)	22,263

Cash and cash equivalents, beginning of period	59,499	30,383

Cash and cash equivalents, end of period	$31,489	$52,646

Supplemental disclosure of cash flow information:
Non-cash financing activities:
Conversion of mandatorily redeemable preferred stock to common stock	$—	$57,485
The accompanying notes are an integral part of these consolidated financial statements

BLUE NILE, INC.
Notes to Consolidated Financial Statements
Note 1. Description of the Company and Summary of Significant Accounting Policies
The Company
Blue Nile, Inc. (the “Company”) is a leading online retailer of high quality diamonds and fine jewelry. In addition to sales of diamonds, fine jewelry and watches, the Company provides guidance and support to enable customers to more effectively learn about and purchase diamonds as well as classically styled fine jewelry. The Company, a Delaware corporation, based in Seattle, Washington, was formed in March 1999. The Company maintains its primary website at www.bluenile.com. The Company also operates the www.bluenile.co.uk and www.bluenile.ca websites.
Change in Fiscal Year
On January 1, 2004, the Company’s fiscal year-end changed from December 31, to the Sunday closest to December 31. Each fiscal year consists of four 13-week quarters, with an extra week added onto the fourth quarter every five to six years. As a result of this transition, the year to date ended July 4, 2004 consisted of two additional shipping days as compared to the year to date ended July 3, 2005. These additional days contributed approximately $0.3 million to net sales for the year to date ended July 4, 2004.
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

	Quarter Ended		Year to Date Ended
	July 3,	July 4,	July 3,	July 4,
	2005	2004	2005	2004
Net income, as reported	$2,793	$1,864	$5,395	$3,768
Add: Stock-based compensation expense, as reported	79	82	154	188
Deduct: Stock-based employee compensation expense determined under fair-value-based method, net of tax	(511)	(140)	(966)	(307)

Pro forma net income	$2,361	$1,806	$4,583	$3,649

Income per share:
Basic — as reported	$0.16	$0.18	$0.30	$0.51

Basic — pro forma	$0.13	$0.17	$0.26	$0.50

Diluted — as reported	$0.15	$0.11	$0.29	$0.22

Diluted — pro forma	$0.13	$0.10	$0.24	$0.21

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
The Company is currently evaluating which pricing model it will use to estimate the value of its options and which transition method it will use to implement SFAS 123R. Management has not yet determined the impact that the adoption of SFAS No. 123R will have on the Company’s results of operations.
In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”), “Share Based Payment,” which expresses the SEC’s views on the interaction between SFAS No. 123R and certain SEC rules and regulations. The Company is currently assessing the guidance in SAB 107 as part of its evaluation of the adoption of SFAS No. 123R.

BLUE NILE, INC.
Notes to Consolidated Financial Statements
Note 2. Inventories
Inventories are stated at cost and consist of the following (in thousands):

	July 3,	January 2,
	2005	2005
Loose diamonds	$1,119	$293
Fine jewelry, watches and other	7,730	9,621

	$8,849	$9,914

Note 3. Marketable Securities
The Company’s marketable securities are classified as available-for-sale as defined by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). At July 3, 2005, marketable securities consisted of U.S. government and agencies’ securities maturing within one year. The securities are carried at fair value, with the unrealized gains and losses included in accumulated other comprehensive income (loss). Realized gains or losses on the sale of marketable securities are identified on a specific identification basis and are reflected as a component of interest income or expense.
Marketable securities totaled $49.8 million and $41.9 million at July 3, 2005 and January 2, 2005, respectively. There were no realized gains or losses on the sales of marketable securities for the quarter ended July 3, 2005. Gross unrealized gains and losses at July 3, 2005 and January 2, 2005 were not material.
Any unrealized losses are considered temporary as the duration of the decline in value has been short, the extent of the decline is not severe and we have the ability to hold the investments until we recover substantially all of the cost of the investment.
Note 4. Net Income Per Share
Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares and common share equivalents outstanding. Common share equivalents included in the computation represent common shares issuable upon assumed exercise of outstanding stock options and warrants and mandatorily redeemable convertible preferred stock, except when the effect of their inclusion would be antidilutive.

BLUE NILE, INC.
Notes to Consolidated Financial Statements
The following tables set forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Quarter Ended		Year to Date Ended
	July 3,	July 4,	July 3,	July 4,
	2005	2004	2005	2004
Net income	$2,793	$1,864	$5,395	$3,768

Weighted average common shares outstanding	17,625	10,388	17,688	7,329

Basic net income per share	$0.16	$0.18	$0.30	$0.51

Dilutive effect of stock options and warrants	1,025	1,228	1,038	1,179
Dilutive effect of mandatorily redeemable convertible preferred stock	—	6,000	—	8,513
Common stock and common stock equivalents	18,650	17,616	18,726	17,021

Diluted net income per share	$0.15	$0.11	$0.29	$0.22

For the quarter and year to date ended July 3, 2005, there were 528,796 and 567,826, respectively, stock option shares excluded from the computation of net income per diluted share due to their antidilutive effect. For the quarter and year to date ended July 4, 2004, there were no stock option shares excluded from the computation of net income per diluted share due to their antidilutive effect.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with Blue Nile, Inc.’s (“Blue Nile,” the “Company,” “we,” “our,” “us,”) Consolidated Financial Statements and the related Notes contained elsewhere in this quarterly report on Form 10-Q and annual report on Form 10-K filed for our fiscal year ended January 2, 2005. There have been no material changes in our critical accounting policies and estimates and assumptions since January 2, 2005.
Overview
Net income in the second quarter of 2005 was $2.8 million, or $0.15 per diluted share. In the second quarter of 2004, net income and net income per diluted share were $1.9 million and $0.11, respectively. The 49.9% increase in net income for the quarter was primarily driven by the growth in net sales.
In August 2004, the Company launched a website in the United Kingdom, www.bluenile.co.uk through which the Company offers a limited number of products and in January 2005, the Company launched a website in Canada, www.bluenile.ca.
Results of Operations
Comparison of the Quarter Ended July 3, 2005 to the Quarter Ended July 4, 2004
Net Sales
Net sales increased 25.1% to $43.8 million in the quarter ended July 3, 2005 compared to $35.0 million in the quarter ended July 4, 2004. The increase in net sales was primarily due to an increase in net sales of engagement rings, diamond jewelry and loose diamonds.
Gross Profit
Gross profit increased 26.0% to $10.0 million for the quarter ended July 3, 2005 from $7.9 million in the quarter ended July 4, 2004. The increase in gross profit resulted primarily from increases in sales volume. Gross profit as a percentage of net sales increased to 22.8% for the quarter ended July 3, 2005 from 22.6% in the quarter ended July 4, 2004. The increase in gross profit as a percentage of net sales resulted from changes in our product mix and changes in our retail pricing.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 20.9% to $6.2 million for the quarter ended July 3, 2005 from $5.1 million in the quarter ended July 4, 2004. The increase in selling, general and administrative expenses in the second quarter of 2005 was due to several factors. Additional costs associated with being a public company were approximately $655,000 in the second quarter of 2005 as compared to approximately $220,000 in the second quarter of 2004. These costs relate primarily to corporate governance, directors’ and officers’ insurance, legal and accounting fees and investor relations. Salaries and related benefits costs increased approximately $267,000 resulting primarily from the addition of new employees, and credit card processing fees increased approximately $139,000 due to higher sales volumes.
As a percentage of net sales, selling, general and administrative expenses were 14.1% in the quarter ended July 3, 2005 compared to 14.6% in the quarter ended July 4, 2004. The decrease in these expenses as a percentage of net sales resulted primarily from our ability to grow sales at a greater pace than selling, general and administrative expenses.
Interest Income
Interest income was approximately $559,000 for the quarter ended July 3, 2005, compared to approximately $97,000 in the quarter ended July 4, 2004. The increase in interest income is primarily due to an increase in our cash and cash equivalents and marketable securities as a result of our initial public stock offering completed in May 2004, which resulted in net proceeds to the Company of $42.5 million, and as a result of cash generated by operations.

Comparison of the Year to Date Ended July 3, 2005 to the Year to Date Ended July 4, 2004
Net Sales
Net sales increased 24.2% to $87.9 million in the year to date ended July 3, 2005 compared to $70.8 million in the year to date ended July 4, 2004. The increase in net sales was primarily due to an increase in net sales of engagement rings, diamond jewelry and loose diamonds.
The Company transitioned to a four-four-five retail fiscal calendar year on January 1, 2004. As a result of this transition, the year to date ended July 4, 2004 consisted of two additional shipping days as compared to the year to date ended July 3, 2005. These additional days contributed approximately $0.3 million to net sales for the year to date ended July 4, 2004.
Gross Profit
Gross profit increased 21.9% to $19.7 million for the year to date ended July 3, 2005 from $16.1 million in the year to date ended July 4, 2004. The increase in gross profit resulted primarily from increases in sales volume. Gross profit as a percentage of net sales declined to 22.4% for the year to date ended July 3, 2005 from 22.8% in the year to date ended July 4, 2004. The decrease in gross profit as a percentage of net sales resulted primarily from changes in product mix.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 18.1% to $12.3 million for the year to date ended July 3, 2005 from $10.4 million in the year to date ended July 4, 2004. The increase in selling, general and administrative expenses in the year to date ended July 3, 2005 was due primarily to additional costs associated with being a public company. These costs were approximately $1.4 million for the year to date ended July 3, 2005 as compared to approximately $470,000 for the year to date ended July 4, 2004. These costs relate primarily to corporate governance, directors’ and officers’ insurance, legal and accounting fees and investor relations. Additionally, salaries and related benefits costs increased approximately $281,000 resulting primarily from the addition of new employees, and credit card processing fees increased approximately $176,000 due to higher sales volumes.
As a percentage of net sales, selling, general and administrative expenses were 14.0% in the year to date ended July 3, 2005 compared to 14.7% in the year to date ended July 4, 2004. The decrease in these expenses as a percentage of net sales resulted primarily from our ability to grow sales at a greater pace than selling, general and administrative expenses.
Interest Income
Interest income was approximately $1.1 million for the year to date ended July 3, 2005, compared to approximately $139,000 in the year to date ended July 4, 2004. The increase in interest income is primarily due to an increase in our cash and cash equivalents and marketable securities as a result of our initial public stock offering completed in May 2004, which resulted in net proceeds to the Company of $42.5 million, and as a result of cash generated by our operations.
Liquidity and Capital Resources
As of July 3, 2005, we had working capital of $78.0 million, including cash and cash equivalents of $31.5 million and marketable securities of $49.8 million, partially offset by accounts payable of $18.2 million. We believe that our current cash and cash equivalents and marketable securities as well as cash flows from operations will be sufficient to continue our operations and meet our capital needs for the foreseeable future.
Net cash of $12.4 million was used for operating activities in the year to date ended July 3, 2005, compared to cash used in operating activities of $4.3 million in the year to date ended July 4, 2004. Cash was provided by earnings of $5.4 million and $3.8 million in the year to date ended July 3, 2005 and July 4, 2004, respectively. This was offset by net payments of payables totaling $19.6 million for the year to date ended July 3, 2005 and $12.5 million for the year to date ended July 4, 2004. The increase in net payments of payables in 2005 relates primarily to higher payments to suppliers in the first quarter for inventory sold in the fourth quarter. The volume of sales in the fourth quarter of 2004 was greater than the volume in the fourth quarter of 2003, resulting in an increase in the net payment of payables in the first quarter of 2005 compared to the first quarter of 2004. This payment cycle reflects what we believe to be the beneficial working capital characteristics of our business model, wherein we collect cash from customers within several business days following a related sale while we typically have longer payment terms with our suppliers.

Net cash used in investing activities was $8.4 million for the year to date ended July 3, 2005 and $16.0 million for the year to date ended July 4, 2004. Cash used in 2005 was primarily for net purchases of marketable securities of $8.0 million. Cash used in 2004 was also the result of purchases of marketable securities.
Net cash used in financing activities for the year to date ended July 3, 2005 was $7.2 million resulting primarily from repurchases of Blue Nile, Inc. common stock. In February 2005, our board of directors authorized the repurchase of common stock with aggregate total value of $30.0 million within the 12 months following the date of approval of such repurchase. The timing and amount of any shares repurchased will be determined by our management based on its evaluation of market conditions and other factors. During the year to date ended July 3, 2005, we purchased 262,200 shares of our common stock for approximately $7.4 million. Cash provided by financing activities for the year to date ended July 4, 2004 was $42.6 million and was primarily the result of our initial public stock offering completed in May 2004, which resulted in net proceeds of $42.5 million.

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
We expect our quarterly financial results to fluctuate, which may lead to volatility in our stock price.
We expect our net sales and operating results to vary significantly from quarter to quarter due to a number of factors, including changes in:
•	demand for our products;

•	the costs to acquire diamonds and precious metals;

•	our ability to attract visitors to our websites and convert those visitors into customers;

•	our ability to retain existing customers or encourage repeat purchases;

•	our ability to manage our product mix and inventory;

•	wholesale diamond prices;

•	consumer tastes and preferences for diamonds and fine jewelry;

•	our ability to manage our operations;

•	general economic conditions;

•	advertising and other marketing costs;

•	our, or our competitors’, pricing and marketing strategies;

•	conditions or trends in the diamond and fine jewelry industry;

•	conditions or trends in the Internet and e-commerce industry; and

•	costs of expanding or enhancing our technology or websites.
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
Suppliers and manufacturers of diamonds as well as retailers of diamonds and diamond jewelry are vertically integrated and we expect will continue to vertically integrate their operations either by developing retail channels for the products they manufacture or acquiring sources of supply, including, without limitation, diamond mining operations for the products that they sell. To the extent such vertical integration efforts are successful, some of the fragmentation in the existing diamond supply chain could be eliminated and our ability to obtain an adequate supply of diamonds and fine jewelry from multiple sources could be limited and our competitors may be able to obtain diamonds at lower prices.
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
The online market for diamonds and fine jewelry is significantly less developed than the online market for books, music, toys and other consumer products. If this market does not gain widespread acceptance, our business may suffer. Our success will depend, in part, on our ability to attract consumers who have historically purchased diamonds and fine jewelry through traditional retailers. Furthermore, we may have to incur significantly higher and more sustained advertising and promotional expenditures or price our products more competitively than we currently anticipate in order to attract additional online consumers to our website and convert them into purchasing customers. Specific factors that could prevent consumers from purchasing diamonds and fine jewelry from us include:
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
A critical component of our brand promotion strategy is establishing a relationship of trust with our customers, which we believe can be achieved by providing a high quality customer experience. In order to provide a high quality customer experience, we have invested and will continue to invest substantial amounts of resources in our website development and functionality, fulfillment operations and customer service operations. Our ability to provide a high quality customer experience is also dependent, in large part, on external factors over which we may have little or no control, including, without limitation, the reliability and performance of our suppliers, third-party carriers and networking vendors. We also rely on third parties for information, including product characteristics and availability that we present to consumers on our website, which may, on occasion, be inaccurate. Our failure to provide our customers with high quality customer experiences for any reason could substantially harm our reputation and adversely impact our efforts to develop Blue Nile as a trusted brand. The failure of our brand promotion activities could adversely affect our ability to attract new customers and maintain customer relationships, and, as a result, substantially harm our business and results of operations.
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
Some of our competitors seeking to establish an online presence may be able to devote substantially more resources to website systems development and exert more leverage over the supply chain for diamonds and fine jewelry than we can. In addition, larger, more established and better capitalized entities may acquire, invest or partner with traditional and online competitors as use of the Internet and other online services increases. Our online competitors can duplicate many of the products, services and content we offer, which could harm our business and results of operations.

In order to increase net sales and to sustain or increase profitability, we must attract customers in a cost-effective manner.
Our success depends on our ability to attract customers in a cost-effective manner. We have relationships with providers of online services, search engines, directories and other websites and e-commerce businesses to provide content, advertising banners and other links that direct customers to our websites. We rely on these relationships as significant sources of traffic to our website. Our agreements with these providers generally have terms of one year or less. If we are unable to develop or maintain these relationships on acceptable terms, our ability to attract new customers would be harmed. In addition, many of the parties with which we have online-advertising arrangements could provide advertising services to other online or traditional retailers, including retailers with whom we compete. As a result, these parties may be reluctant to enter into or maintain relationships with us. Without these relationships, traffic to our websites could be reduced, which would substantially harm our business and results of operations.
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
A significant barrier to online commerce and communications is the secure transmission of confidential information over public networks. Our failure to prevent these security breaches could damage our reputation and brand and substantially harm our business and results of operations. Currently, a majority of our sales are billed to our customers’ credit card accounts directly. We rely on encryption and authentication technology licensed from third parties to effect secure transmission of confidential information, including credit card numbers. Advances in computer capabilities, human errors, new discoveries in the field of cryptography or other developments may result in a compromise or breach of the technology used by us to protect customer transaction data. Any such compromise of our security could damage our reputation and brand and expose us to a risk of loss or litigation and possible liability, which would substantially harm our business, and results of operations. In addition, anyone who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches.
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
Our ability to successfully receive and fulfill orders and to provide high quality customer service depends in part on the efficient and uninterrupted operation of our computer and communications systems. Substantially all of the computer hardware necessary to operate our website is located at a single leased facility. Our systems and operations are vulnerable to damage or interruption from human error, fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, break-ins, earthquake and similar events. We do not presently have redundant systems in multiple locations or a formal disaster recovery plan, and our business interruption insurance may be insufficient to compensate us for losses that may occur. In addition, our servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays, loss of critical data, the inability to accept and fulfill customer orders or the unauthorized disclosure of confidential customer data. The occurrence of any of the foregoing risks could substantially harm our business and results of operations.
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
We rely on a combination of patent, trademark, trade secret and copyright law and contractual restrictions to protect our intellectual property. These afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our website features and functionality or to obtain and use information that we consider as proprietary, such as the technology used to operate our website, our content and our trademarks. We have registered “Blue Nile,” “bluenile.com,” the BN logo and the Blue Nile BN stylized logo as trademarks in the United States and in certain other countries. Our competitors have, and other competitors may, adopt service names similar to ours, thereby impeding our ability to build brand identity and possibly leading to customer confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of the term Blue Nile or our other trademarks. Any claims or customer confusion related to our trademarks could damage our reputation and brand and substantially harm our business and results of operations.
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
To date, we have made very limited international sales, but we anticipate continuing to expand our international sales and operations in the future either by expanding our local versions of our website for foreign markets or through acquisitions or alliances with third parties. Any international expansion plans we choose to undertake will require management attention and resources and may be unsuccessful. We have minimal experience in selling our products in international markets and in conforming to the local cultures, standards or policies necessary to successfully compete in those markets. We do not currently have any overseas fulfillment or distribution or server facilities, and we have very limited web content localized for foreign markets and we cannot be certain that we will be able to expand our global presence if we choose to further expand internationally. In addition, we may have to compete with retailers that have more experience with local markets. Our ability to expand internationally may also be limited by the demand for our products and the adoption of electronic commerce in these markets. Different privacy, censorship and liability standards and regulations and different intellectual property laws in foreign countries may cause our business and results of operations to suffer.
Any future international operations may also fail to succeed due to other risks inherent in foreign operations, including:
•	the need to develop new supplier and jeweler relationships;

•	unexpected changes in international regulatory requirements and tariffs;

•	difficulties in staffing and managing foreign operations;

•	longer payment cycles from credit card companies;

•	greater difficulty in accounts receivable collection;

•	potential adverse tax consequences;

•	foreign currency exchange risk;

•	lack of infrastructure to adequately conduct electronic commerce transactions or fulfillment operations;

•	price controls or other restrictions on foreign currency;

•	difficulties in obtaining export and import licenses; and

•	greater difficulty addressing credit card fraud.
Our failure to successfully expand our international operations may cause our business and results of operations to suffer.
If use of the Internet, particularly with respect to online commerce, does not continue to increase as rapidly as we anticipate, our business will be harmed.
Our future net sales and profits are substantially dependent upon the continued growth in the use of the Internet as an effective medium of business and communication by our target customers. Internet use may not continue to develop at historical rates and consumers may not continue to use the Internet and other online services as a medium for commerce. Highly publicized failures by some online retailers to meet consumer demands could result in consumer reluctance to adopt the Internet as a means for commerce, and thereby damage our reputation and brand and substantially harm our business and results of operations.
In addition, the Internet may not be accepted as a viable long-term commercial marketplace for a number of reasons, including:
•	actual or perceived lack of security of information or privacy protection;

•	possible disruptions, computer viruses or other damage to the Internet servers or to users’ computers; and

•	excessive governmental regulation.

Our success will depend, in large part, upon third parties maintaining the Internet infrastructure to provide a reliable network backbone with the speed, data capacity, security and hardware necessary for reliable Internet access and services. Our business, which relies on a contextually rich website that requires the transmission of substantial data, is also significantly dependent upon the availability and adoption of broadband Internet access and other high speed Internet connectivity technologies.
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
A key component of our business strategy includes strengthening our competitive position and refining the customer experience on our website through internal development. However, from time to time, we may selectively pursue acquisitions of businesses, technologies or services. Integrating any newly acquired businesses, technologies or services may be expensive and time-consuming. To finance any acquisitions, it may be necessary for us to raise additional funds through public or private financings. Additional funds may not be available on terms that are favorable to us, and, in the case of equity financings, would result in dilution to our stockholders. If we do complete any acquisitions, we may be unable to operate such acquired businesses profitably or otherwise implement our strategy successfully. If we are unable to integrate any newly acquired entities or technologies effectively, our business and results of operations could suffer. The time and expense associated with finding suitable and compatible businesses, technologies or services could also disrupt our ongoing business and divert our management’s attention. Future acquisitions by us could also result in large and immediate write-offs or assumptions of debt and contingent liabilities, any of which could substantially harm our business and results of operations. We have no current plans, agreements or commitments with respect to any such acquisitions.
Our net sales may be negatively affected if we are required to charge taxes on purchases.
We do not collect or have imposed upon us sales or other taxes related to the products we sell, except for certain corporate level taxes, sales taxes with respect to purchases by customers located in the State of Washington, and certain taxes required to be collected on sales to customers outside of the United States of America. However, one or more states or foreign countries may seek to impose sales or other tax collection obligations on us in the future. A successful assertion by one or more states or foreign countries that we should be collecting sales or other taxes on the sale of our products could result in substantial tax liabilities for past sales, discourage customers from purchasing products from us, decrease our ability to compete with traditional retailers or otherwise substantially harm our business and results of operations.
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
Interruptions to our systems that impair customer access to our website would damage our reputation and brand and substantially harm our business and results of operations.
The satisfactory performance, reliability and availability of our website, transaction processing systems and network infrastructure are critical to our reputation and our ability to attract and retain customers and to maintain adequate customer service levels. Any future systems interruption that results in the unavailability of our website or reduced order fulfillment performance could result in negative publicity, damage our reputation and brand and cause our business and results of operations to suffer. We may be susceptible to such disruptions in the future. We may also experience temporary system interruptions for a variety of other reasons in the future, including power failures, software errors or an overwhelming number of visitors trying to reach our website during periods of strong seasonal demand or promotions. Because we are dependent in part on third parties for the implementation and maintenance of certain aspects of our systems and because some of the causes of system interruptions may be outside of our control, we may not be able to remedy such interruptions in a timely manner, or at all.
Our failure to address risks associated with credit card fraud and other consumer fraud could damage our reputation and brand and may cause our business and results of operations to suffer.
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
As the Internet and online commerce industries evolve, we may be required to license emerging technologies useful in our business, enhance our existing services, develop new services and technologies that address the increasingly sophisticated and varied needs of our prospective customers and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. We may not be able to successfully implement new technologies or adapt our website, proprietary technologies and transaction-processing systems to customer requirements or emerging industry standards. Our failure to do so would substantially harm our business and results of operations.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company’s exposure to financial market risk results primarily from fluctuations in interest rates. There have been no material changes to our market risks as disclosed in our Annual Report on Form 10-K for the year ended January 2, 2005.

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
We believe that a controls system, no matter how well designed and operated, is based in part upon certain assumptions about the likelihood of future events, and therefore can only provide reasonable, not absolute, assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
There were no changes in our internal control over financial reporting during the quarter ended July 3, 2005, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Issuer Purchases of Equity Securities
(Dollars in thousands except per share amounts)

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares (or Units)	Shares (or Units)
			Purchased as Part	that May Yet Be
	Total Number of	Average Price	of Publicly	Purchased Under
	Shares (or Units)	Paid per Share(or	Announced Plans	the Plans or
	Purchased	Unit)	or Programs	Programs
				(1)
April 4, 2005 through May 1, 2005	100,000	$26.69	100,000	$26,217

May 2, 2005 through May 29, 2005	54,800	$27.48	54,800	$24,711

May 30, 2005 through July 3, 2005	68,400	$30.95	68,400	$22,594

(1)	On February 3, 2005, the board of directors authorized the repurchase of up to $30 million of the Company’s common stock prior to February 3, 2006. Such repurchase was announced on February 8, 2005. The shares may be repurchased from time to time in open market transactions or in negotiated transactions off the market. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws.

Item 4. Submission of Matters to a Vote of Security Holders
At the Annual Meeting of Stockholders of the Company held on May 23, 2005, the stockholders elected three directors to serve until the 2008 Annual Meeting of Stockholders and ratified the Audit Committee’s selection of PricewaterhouseCoopers LLP to serve as the Company’s independent registered public accounting firm for fiscal 2005. The terms of the other members of the Company’s Board of Directors, Mary Alice Taylor, Augustus Tai, Diane Irvine, Joseph Jimenez and Brian McAndrews, continued after the Annual Meeting of Stockholders. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended.
The table below shows the results of the stockholders’ voting:

			Votes
			Withheld/
	Votes in Favor	Votes Against	Abstentions

Proposal 1:
Election of three directors for three-year terms expiring at the 2008 annual meeting of stockholders:
Mark Vadon	15,649,803	NA	34,686
Joanna Strober	15,677,977	NA	6,512
W. Eric Carlborg	15,573,764	NA	110,725

Proposal 2:
The selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending January 1, 2006	15,620,863	59,777	3,849

Item 6. Exhibits

Exhibit
Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Blue Nile, Inc.

3.2(2)	Amended and Restated Bylaws of Blue Nile, Inc.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2(3)	Specimen Stock Certificate.

4.3(2)	Amended and Restated Investor Rights Agreement dated June 29, 2001 by and between Blue Nile, Inc. and certain holders of Blue Nile, Inc.’s preferred stock.

31.1(4)	Certification of Chief Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2(4)	Certification of Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1(4)*	Certification of Chief Executive Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2(4)*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Previously filed as Exhibit 3.1 to Blue Nile, Inc.’s Form 10-Q for the quarterly period ended July 4, 2004 (No. 000-50763), as filed with the Securities and Exchange Commission on August 6, 2004, and incorporated by reference herein.

(2)	Previously filed as the like numbered exhibit to Blue Nile, Inc.’s Registration Statement on Form S-1 (No. 333-113494), as filed with the Securities and Exchange Commission on March 11, 2004, as amended, and incorporated by reference herein.

(3)	Previously filed as exhibit 4.2 to Blue Nile, Inc.’s Registration Statement on Form S-1/ A (No. 333-113494), as filed with the Securities and Exchange Commission on May 4, 2004, as amended, and incorporated by reference herein.

(4)	Filed herewith.

*	The certifications attached as Exhibits 32.1 and 32.2 accompanies this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Blue Nile, Inc. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUE NILE, INC.

Registrant

Date: August 10, 2005

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