Form 10-Q
period 2005-10-02
BLUE NILE INC
filed 2005-11-14
CIK 1091171

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2005
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of November 4, 2005, the registrant had 17,298,991 shares of common stock outstanding.

Cautionary Note Regarding Forward-Looking Statements
This quarterly report on Form 10-Q contains forward-looking statements that involve many risks and uncertainties. These statements relate to future events and our future performance that are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. In some cases, you can identify forward-looking statements by terms such as “would,” “could,” “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “targets,” “seek,” or “continue,” the negative of these terms or other variations of such terms. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business and other characterizations of future events or circumstances, are forward-looking statements. These statements are only predictions based upon assumptions made that are believed to be reasonable at the time, and are subject to risk and uncertainties. Therefore, actual events or results may differ materially and adversely from those expressed in any forward-looking statement. In evaluating these statements, you should specifically consider the risks described under the caption “Risk Factors” and elsewhere in this Form 10-Q. These factors may cause our actual results to differ materially from any forward-looking statement. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

BLUE NILE, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
BLUE NILE, INC.
Consolidated Balance Sheets

	October 2,	January 2,
	2005	2005
	(in thousands, except par value)
Assets
Current assets:
Cash and cash equivalents	$34,206	$59,499
Restricted cash	118	—
Marketable securities	46,781	41,868
Accounts receivable	1,393	760
Inventories	9,116	9,914
Deferred income taxes	5,998	8,442
Prepaids and other current assets	980	1,046

Total current assets	98,592	121,529
Property and equipment, net	3,400	3,916
Intangible assets, net	360	385
Deferred income taxes	1,464	2,475
Other assets	77	77

Total assets	$103,893	$128,382

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$20,538	$37,775
Accrued liabilities	3,463	5,713
Current portion of deferred rent	210	203

Total current liabilities	24,211	43,691
Deferred rent, less current portion	920	1,071
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 300,000 shares authorized;
18,600 shares and 18,478 shares issued, respectively;
17,388 shares and 17,728 shares outstanding, respectively;	19	18
Additional paid-in capital	105,571	104,684
Deferred compensation	(601)	(929)
Accumulated other comprehensive income (loss)	7	(2)
Accumulated deficit	(11,651)	(19,515)
Treasury stock, at cost; 1,212 shares and 750 shares outstanding, respectively	(14,583)	(636)

Total stockholders’ equity	78,762	83,620

Total liabilities and stockholders’ equity	$103,893	$128,382

The accompanying notes are an integral part of these consolidated financial statements

BLUE NILE, INC.
Consolidated Statements of Operations

	Quarter Ended		Year to Date Ended
	October 2,	October 3,	October 2,	October 3,
	2005	2004	2005	2004
	(in thousands, except per share data)
Net sales	$41,996	$33,888	$129,938	$104,694
Cost of sales	32,751	26,519	101,016	81,186

Gross profit	9,245	7,369	28,922	23,508

Selling, general and administrative expenses	6,049	5,033	18,356	15,452

Operating income	3,196	2,336	10,566	8,056

Other income (expense) net:
Interest income	663	241	1,723	380
Other income	—	15	—	53

	663	256	1,723	433

Income before income taxes	3,859	2,592	12,289	8,489
Income tax expense	1,390	936	4,425	3,065

Net income	$2,469	$1,656	$7,864	$5,424

Basic net income per share	$0.14	$0.09	$0.45	$0.51

Diluted net income per share	$0.13	$0.09	$0.42	$0.31

The accompanying notes are an integral part of these consolidated financial statements

BLUE NILE, INC.
Consolidated Statements of Changes in Stockholders’ Equity

	Stockholders’ Equity
						Accumulated
			Additional			Other			Total
	Common Stock		Paid-in	Deferred	Accumulated	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Compensation	Deficit	Income (Loss)	Shares	Amount	Equity
	(in thousands)
Balance, January 2, 2005	18,478	$18	$104,684	$(929)	$(19,515)	$(2)	(750)	$(636)	$83,620
Net income	—	—	—	—	7,864	—	—	—	7,864
Other comprehensive income (loss):
Unrealized gain on marketable securities, net of tax	—	—	—	—	—	9	—	—	9

Total comprehensive income									7,873
Shares repurchased	—	—	—	—	—	—	(462)	(13,947)	(13,947)
Tax effect of stock option exercises	—	—	730	—	—	—	—	—	730
Amortization of deferred stock compensation	—	—	—	236	—	—	—	—	236
Reversal of deferred compensation relating to cancelled options	—	—	(92)	92	—	—	—	—	—
Exercise of common stock options	122	1	227	—	—	—	—	—	228
Issuance of common stock to BOD	—	—	22	—	—	—	—	—	22

Balance, October 2, 2005	18,600	$19	$105,571	$(601)	$(11,651)	$7	(1,212)	$(14,583)	$78,762

The accompanying notes are an integral part of these consolidated financial statements

BLUE NILE, INC.
Consolidated Statements of Cash Flows

	Year to Date Ended
	October 2,	October 3,
	2005	2004
	(in thousands)
Operating activities:
Net income	$7,864	$5,424
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,269	1,108
Loss (gain) on disposal of assets	9	(5)
Stock-based compensation	258	279
Deferred income taxes	4,181	2,870
Changes in assets and liabilities:
Receivables, net	(634)	242
Inventories	798	3,841
Prepaid expenses and other assets	67	(477)
Accounts payable	(17,237)	(12,290)
Accrued liabilities	(2,250)	(1,851)
Deferred rent	(144)	(124)

Net cash used in operating activities	(5,819)	(983)

Investing activities:
Purchases of property and equipment	(745)	(731)
Proceeds from the sale of property and equipment	8	7
Purchases of marketable securities	(113,900)	(59,835)
Proceeds from the sale of marketable securities	109,000	11,000
Transfers of restricted cash	(118)	350

Net cash used in investing activities	(5,755)	(49,209)

Financing activities:
Proceeds from sale of common stock, net of issuance costs	—	42,516
Repurchase of common stock	(13,947)	—
Proceeds from warrant and stock option exercises	228	70

Net cash (used in) provided by financing activities	(13,719)	42,586

Net decrease in cash and cash equivalents	(25,293)	(7,606)

Cash and cash equivalents, beginning of period	59,499	30,383

Cash and cash equivalents, end of period	$34,206	$22,777

Supplemental disclosure of cash flow information:
Non-cash financing activities:
Conversion of mandatorily redeemable preferred stock to common stock	$—	$57,485
Intangible assets acquired under purchase obligation	$—	$400
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
Change in Fiscal Year
On January 1, 2004, the Company’s fiscal year-end changed from December 31, to the Sunday closest to December 31. Each fiscal year consists of four 13-week quarters, with an extra week added onto the fourth quarter every five to six years. As a result of this transition, the year to date ended October 3, 2004 consisted of two additional shipping days as compared to the year to date ended October 2, 2005. These additional days contributed approximately $0.3 million to net sales for the year to date ended October 3, 2004.
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

	Quarter Ended		Year to Date Ended
	October 2,	October 3,	October 2,	October 3,
	2005	2004	2005	2004
Net income, as reported	$2,469	$1,656	$7,864	$5,424
Add: Stock-based compensation expense, as reported, net of tax	82	80	236	269
Deduct: Stock-based employee compensation expense determined under fair-value-based method, net of tax	(574)	(343)	(1,549)	(605)

Pro forma net income	$1,977	$1,393	$6,551	$5,088

Income per share:
Basic — as reported	$0.14	$0.09	$0.45	$0.51

Basic — pro forma	$0.11	$0.08	$0.37	$0.47

Diluted — as reported	$0.13	$0.09	$0.42	$0.31

Diluted — pro forma	$0.11	$0.07	$0.35	$0.29

Recent Accounting Pronouncements
In December 2004, the FASB issued SFAS No. 123R (Revised 2004), “Share-Based Payment” (“SFAS 123R”). This statement addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for the company’s equity instruments or liabilities that are based on the fair value of the company’s equity securities or may be settled by the issuance of these securities. SFAS 123R eliminates the ability to account for share-based compensation using APB 25 and generally requires that such transactions be accounted for using a fair value method. The provisions of this statement are effective for financial statements issued in the first annual reporting period commencing after June 15, 2005. Therefore, the Company will adopt the provisions of SFAS 123R in its first quarter of 2006. The stock-based compensation the Company will recognize after the adoption of SFAS 123R will be affected by the number and type of stock-based awards granted in the future and the pricing model and related assumptions the Company decides to use to estimate the fair values of options. The Company is still assessing the full impact of SFAS 123R on its financial statements. However, the adoption of this statement will result in significant stock-based compensation expense as we will be required to expense the fair value of our stock option grants.
In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”), “Share Based Payment,” which expresses the SEC’s views on the interaction between SFAS 123R and certain SEC rules and regulations. The Company is currently assessing the guidance in SAB 107 as part of its evaluation of the adoption of SFAS 123R.

BLUE NILE, INC.
Notes to Consolidated Financial Statements
Note 2. Inventories
Inventories are stated at cost and consist of the following (in thousands):

	October 2,	January 2,
	2005	2005
Loose diamonds	$952	$293
Fine jewelry, watches and other	8,164	9,621

	$9,116	$9,914

Note 3. Marketable Securities
The Company’s marketable securities are classified as available-for-sale as defined by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). At October 2, 2005, marketable securities consisted of U.S. government and agencies’ securities maturing within one year. The securities are carried at fair value, with the unrealized gains and losses included in accumulated other comprehensive income (loss). Realized gains or losses on the sale of marketable securities are identified on a specific identification basis and are reflected as a component of other income or expense.
Marketable securities totaled $46.8 million and $41.9 million at October 2, 2005 and January 2, 2005, respectively. There were no realized gains or losses on the sales of marketable securities for the quarter ended October 2, 2005. Gross unrealized gains and losses at October 2, 2005 and January 2, 2005 were not material.
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

BLUE NILE, INC.
Notes to Consolidated Financial Statements
The following tables set forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Quarter Ended		Year to Date Ended
	October 2,	October 3,	October 2,	October 3,
	2005	2004	2005	2004
Net income	$2,469	$1,656	$7,864	$5,424

Weighted average common shares outstanding	17,500	17,661	17,626	10,723

Basic net income per share	$0.14	$0.09	$0.45	$0.51

Dilutive effect of stock options and warrants	1,040	1,230	1,031	1,200
Dilutive effect of mandatorily redeemable convertible preferred stock	—	—	—	5,716

Common stock and common stock equivalents	18,540	18,891	18,657	17,639

Diluted net income per share	$0.13	$0.09	$0.42	$0.31

For the quarter and year to date ended October 2, 2005, there were 35,743 and 102,959, respectively, stock option shares excluded from the computation of net income per diluted share due to their antidilutive effect. For the quarter and year to date ended October 3, 2004, there were 376,369 and 126,289, respectively, stock option shares excluded from the computation of net income per diluted share due to their antidilutive effect.

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
Overview
Net income in the third quarter of 2005 was $2.5 million, or $0.13 per diluted share. In the third quarter of 2004, net income and net income per diluted share were $1.7 million and $0.09, respectively. The 49.1% increase in net income for the quarter was primarily driven by the growth in net sales.
In August 2004, we launched a website in the United Kingdom, www.bluenile.co.uk through which we offered a limited number of products. In September 2005, we began offering customization tools on our U.K. website to provide customers with the ability to customize their diamond jewelry products and to purchase wedding bands. In January 2005, we launched a website in Canada, www.bluenile.ca, through which we offer similar products as on the United States and United Kingdom websites.
Results of Operations
Comparison of the Quarter Ended October 2, 2005 to the Quarter Ended October 3, 2004
Net Sales
Net sales increased 23.9% to $42.0 million in the quarter ended October 2, 2005 compared to $33.9 million in the quarter ended October 3, 2004. The increase in net sales was primarily due to an increase in net sales of engagement rings, wedding bands and diamond jewelry.
Gross Profit
Gross profit increased 25.5% to $9.2 million for the quarter ended October 2, 2005 from $7.4 million in the quarter ended October 3, 2004. The increase in gross profit resulted primarily from increases in sales volume. Gross profit as a percentage of net sales increased to 22.0% for the quarter ended October 2, 2005 from 21.7% in the quarter ended October 3, 2004. The increase in gross profit as a percentage of net sales resulted primarily from changes in our product mix and from slightly higher gross margins in our core engagement business.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 20.2% to $6.0 million for the quarter ended October 2, 2005 from $5.0 million in the quarter ended October 3, 2004. The increase in selling, general and administrative expenses in the quarter ended October 2, 2005 was due to several factors. Marketing costs increased approximately $360,000 due to higher sales volumes. Salaries and related benefits costs increased approximately $245,000 resulting primarily from the addition of new employees, and credit card processing fees increased approximately $186,000 due to higher sales volumes. Costs associated with being a public company, including audit and other professional service fees and costs related to the implementation of Section 404 of the Sarbanes-Oxley Act of 2002, increased approximately $178,000 in the quarter ended October 3, 2005.
As a percentage of net sales, selling, general and administrative expenses were 14.4% in the quarter ended October 2, 2005 compared to 14.9% in the quarter ended October 3, 2004. The decrease in these expenses as a percentage of net sales resulted primarily from our ability to grow sales at a greater pace than selling, general and administrative expenses.
Interest Income
Interest income was approximately $663,000 for the quarter ended October 2, 2005, compared to approximately $241,000 in the quarter ended October 3, 2004. The increase in interest income is primarily due to an increase in interest rates in the current quarter as compared to the third quarter of 2004.

Comparison of the Year to Date Ended October 2, 2005 to the Year to Date Ended October 3, 2004
Net Sales
Net sales increased 24.1% to $130.0 million in the year to date ended October 2, 2005 compared to $104.7 million in the year to date ended October 3, 2004. The increase in net sales was primarily due to an increase in net sales of engagement rings, diamond jewelry and loose diamonds.
We transitioned to a four-four-five retail fiscal calendar year on January 1, 2004. As a result of this transition, the year to date ended October 3, 2004 consisted of two additional shipping days as compared to the year to date ended October 2, 2005. These additional days contributed approximately $0.3 million to net sales for the year to date ended October 3, 2004.
Gross Profit
Gross profit increased 23.0% to $28.9 million for the year to date ended October 2, 2005 from $23.5 million in the year to date ended October 3, 2004. The increase in gross profit resulted primarily from increases in sales volume. Gross profit as a percentage of net sales declined to 22.3% for the year to date ended October 3, 2005 from 22.5% in the year to date ended October 2, 2004. The decrease in gross profit as a percentage of net sales resulted primarily from changes in our product mix.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 18.8% to $18.4 million for the year to date ended October 2, 2005 from $15.5 million in the year to date ended October 3, 2004 due to several factors. Costs associated with being a public company increased $1.2 million, primarily the result of costs associated with the implementation of Section 404 of the Sarbanes-Oxley Act of 2002. Marketing costs increased approximately $591,000 due primarily to the increase in sales volumes. Salaries and related benefits costs increased approximately $507,000 primarily as a result of the addition of new employees, and credit card processing fees increased approximately $361,000 due to higher sales volumes.
As a percentage of net sales, selling, general and administrative expenses were 14.1% in the year to date ended October 2, 2005 compared to 14.8% in the year to date ended October 3, 2004. The decrease in these expenses as a percentage of net sales resulted primarily from our ability to grow sales at a greater pace than selling, general and administrative expenses.
Interest Income
Interest income was approximately $1.7 million for the year to date ended October 2, 2005, compared to approximately $380,000 in the year to date ended October 3, 2004. The increase in interest income is due to an increase in our cash and cash equivalents and marketable securities as a result of our initial public stock offering completed in May 2004, which resulted in net proceeds to the Company of $42.5 million, and due to an increase in interest rates.
Liquidity and Capital Resources
As of October 2, 2005, we had working capital of $74.4 million, including cash and cash equivalents of $34.2 million and marketable securities of $46.8 million, partially offset by accounts payable of $20.5 million. We believe that our current cash and cash equivalents and marketable securities as well as cash flows from operations will be sufficient to continue our operations and meet our capital needs for the foreseeable future.
Net cash of $5.8 million was used for operating activities in the year to date ended October 2, 2005, compared to cash used in operating activities of $983,000 in the year to date ended October 3, 2004. Cash was provided by earnings of $7.9 million and $5.4 million in the year to date ended October 2, 2005 and October 3, 2004, respectively. This was offset by net payments of payables totaling $17.2 million for the year to date ended October 2, 2005 and $12.3 million for the year to date ended October 3, 2004. The increase in net payments of payables in 2005 relates primarily to higher payments to suppliers in the first quarter of 2005 for inventory sold in the fourth quarter of 2004. The volume of sales in the fourth quarter of 2004 was greater than the volume in the fourth quarter of 2003, resulting in an increase in the net payment of payables in the first quarter of 2005 compared to the first quarter of 2004. This payment cycle reflects what we believe to be the beneficial working capital characteristics of our business model, wherein we collect cash from customers within several business days following a related sale while we typically have longer payment terms with our suppliers. The increase in net payments of payables is also due to higher levels of inventory purchases in 2005 to support higher sales volumes as compared to the prior year.

Net cash used in investing activities was $5.8 million for the year to date ended October 2, 2005 and $49.2 million for the year to date ended October 3, 2004. Cash used in 2005 and 2004 was primarily for net purchases of marketable securities.
Net cash used in financing activities for the year to date ended October 2, 2005 was $13.7 million resulting primarily from repurchases of Blue Nile, Inc. common stock. In February 2005, our board of directors authorized the repurchase of common stock with aggregate total value of $30.0 million within the 12 months following the date of approval of such repurchase. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. During the year to date ended October 2, 2005, we purchased 462,175 shares of our common stock for approximately $13.9 million. Cash provided by financing activities for the year to date ended October 3, 2004 was $42.6 million and was primarily the result of our initial public stock offering completed in May 2004.

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
We have experienced and expect to continue to experience seasonal fluctuations in our net sales. In particular, a disproportionate amount of our net sales has been realized during the fourth quarter as a result of the December holiday season, and we expect this seasonality to continue in the future. Over 38%, 38% and 42% of our net sales in 2004, 2003 and 2002, respectively, were generated during the fourth quarter. In anticipation of increased sales activity during the fourth quarter, we may incur significant additional expenses, including higher inventory of jewelry and additional staffing in our fulfillment and customer support operations. If we were to experience lower than expected net sales during any future fourth quarter, it would have a disproportionately large impact on our operating results and financial condition for that year. We also experience considerable fluctuations in net sales in periods preceding other annual occasions such as Valentine’s Day and Mother’s Day. In the future, our seasonal sales patterns may become more pronounced, may strain our personnel and fulfillment activities and may cause a shortfall in net sales as compared to expenses in a given period, which would substantially harm our business and results of operations.

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
Our success depends on our ability to attract customers in a cost-effective manner. We have relationships with providers of online services, search engines, directories and other websites and e-commerce businesses to provide content, advertising banners and other links that direct customers to our websites. We rely on these relationships as significant sources of traffic to our website. Our agreements with these providers generally have terms of one year or less. If we are unable to develop or maintain these relationships on acceptable terms, our ability to attract new customers would be harmed. In addition, many of the parties with which we have online-advertising arrangements could provide advertising services to other online or traditional retailers, including retailers with whom we compete. If competition for online advertising increases, the cost for these services will increase and adversely impact our ability to attract customers in a cost-effective manner.
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
We have experienced, and in the future may experience, rapid growth in operations, which has placed, and could continue to place, a significant strain on our operations, services, internal controls and other managerial, operational and financial resources. To effectively manage future expansion, we will need to maintain our operational and financial systems and managerial controls and procedures, which include the following processes:
•	transaction-processing and fulfillment;

•	inventory management;

•	customer support;

•	management of multiple supplier relationships;

•	operational, financial and managerial controls;

•	reporting procedures;

•	recruitment, training, supervision, retention and management of our employees; and

•	technology operations.
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
We rely on a combination of patent, trademark, trade secret and copyright law and contractual restrictions to protect our intellectual property. These afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties have and may in the future attempt to copy aspects of our website features and functionality or to obtain and use information that we consider as proprietary, such as the technology used to operate our website, our content and our trademarks. We have registered “Blue Nile,” “bluenile.com,” the BN logo and the Blue Nile BN stylized logo as trademarks in the United States and in certain other countries. Our competitors have, and other competitors may, adopt service names similar to ours, thereby impeding our ability to build brand identity and possibly leading to customer confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of the term Blue Nile or our other trademarks. Any claims or customer confusion related to our trademarks could damage our reputation and brand and substantially harm our business and results of operations.
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
To date, we have made very limited international sales, but we have recently expanded our product offerings and marketing and sales efforts in the United Kingdom and anticipate continuing to expand our international sales and operations in the future either by expanding our local versions of our website for foreign markets or through acquisitions or alliances with third parties. Any international expansion plans we choose to undertake will require management attention and resources and may be unsuccessful. We have minimal experience in selling our products in international markets and in conforming to the local cultures, standards or policies necessary to successfully compete in those markets. We do not currently have any overseas fulfillment or distribution or server facilities, and outside of the United Kingdom and Canada, we have very limited web content localized for foreign markets and we cannot be certain that we will be able to expand our global presence if we choose to further expand internationally. In addition, we may have to compete with retailers that have more experience with local markets. Our ability to expand and succeed internationally may also be limited by the demand for our products and the adoption of electronic commerce in these markets. Different privacy, censorship and liability standards and regulations and different intellectual property laws in foreign countries may cause our business and results of operations to suffer.
Our current and future international operations may also fail to succeed due to other risks inherent in foreign operations, including:
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
The satisfactory performance, reliability and availability of our website, transaction processing systems and network infrastructure are critical to our reputation and our ability to attract and retain customers and to maintain adequate customer service levels. Any future systems interruption that results in the unavailability of our website or reduced order fulfillment performance could result in negative publicity, damage our reputation and brand and cause our business and results of operations to suffer. We may be susceptible to such disruptions in the future. We may also experience temporary system interruptions for a variety of other reasons in the future, including power failures, software or human errors or an overwhelming number of visitors trying to reach our website during periods of strong seasonal demand or promotions. Because we are dependent in part on third parties for the implementation and maintenance of certain aspects of our systems and because some of the causes of system interruptions may be outside of our control, we may not be able to remedy such interruptions in a timely manner, or at all.
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
We are not currently required to record stock-based compensation charges on employee stock options with exercise prices that equal or exceed the deemed fair value of our common stock at the date of grant. We account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. Under APB 25, compensation expense is recognized for the difference between the fair value of our stock on the date of grant and the exercise price. We have elected to apply the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”). Had compensation cost for the Company’s stock options been determined based on the fair value of the options at the date of grant under SFAS 123, our net income would have been as set forth in Note 1 to our consolidated financial statements included elsewhere in this report. In December 2004, the Financial Accounting Standards Board (“FASB”), issued SFAS No. 123R, “Share-Based Payment (Revised 2004) (“SFAS 123R”). Under SFAS 123R, we will record expense for the fair value of stock options granted to employees, which will result in increased charges for stock-based compensation costs. In April 2005, the SEC announced the delay of the effective date of SFAS 123R. As such, we will adopt the provisions of SFAS 123R in our first quarter of 2006. The Company is still assessing the full impact of SFAS 123R on its financial statements. However, the adoption of this statement will result in significant stock-based compensation expense as we will be required to expense the fair value of our stock option grants.
We will need to implement additional finance and accounting systems, procedures and controls as we grow our business and organization and to satisfy new reporting requirements.
As a public reporting company, we are required to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, including expanded disclosures and accelerated reporting requirements and more complex accounting rules. Compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and other requirements will increase our costs and require additional management time and resources. We may need to continue to implement additional finance and accounting systems, procedures and controls to satisfy new reporting requirements. Compliance with Section 404 will first apply to our fiscal year ending January 1, 2006. If our internal controls over financial reporting are determined to be ineffective, investors could lose confidence in the reliability of our internal controls over financial reporting, which could adversely affect our stock price.
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
There were no changes in our internal control over financial reporting during the quarter ended October 2, 2005, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Issuer Purchases of Equity Securities
(Dollars in thousands except per share amounts)

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares (or Units)	Shares (or Units)
			Purchased as Part	that May Yet Be
	Total Number of	Average Price	of Publicly	Purchased Under
	Shares (or Units)	Paid per Share	Announced Plans or	the Plans or
	Purchased	(or Unit)	Programs	Programs
				(1)
July 4, 2005 through July 31, 2005	32,200	$33.71	32,200	$21,508

August 1, 2005 through August 28, 2005	60,300	$32.07	60,300	$19,574

August 29, 2005 through October 2, 2005	107,475	$32.77	107,475	$16,052

(1)	On February 3, 2005, the board of directors authorized the repurchase of up to $30 million of the Company’s common stock prior to February 3, 2006. Such repurchase was announced on February 8, 2005. The shares may be repurchased from time to time in open market transactions or in negotiated transactions off the market. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws.

Item 6. Exhibits

Exhibit
Number		Description
3.1	(1)	Amended and Restated Certificate of Incorporation of Blue Nile, Inc.

3.2	(2)	Amended and Restated Bylaws of Blue Nile, Inc.

4.1		Reference is made to Exhibits 3.1 and 3.2.

4.2	(3)	Specimen Stock Certificate.

4.3	(2)	Amended and Restated Investor Rights Agreement dated June 29, 2001 by and between Blue Nile, Inc. and certain holders of Blue Nile, Inc.’s preferred stock.

10.1	(4)	Description of 2005 Executive Bonus Plan.

31.1	(5)	Certification of Chief Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	(5)	Certification of Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	(5)*	Certification of Chief Executive Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2	(5)*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Previously filed as Exhibit 3.1 to Blue Nile, Inc.’s Form 10-Q for the quarterly period ended July 4, 2004 (No. 000-50763), as filed with the Securities and Exchange Commission on August 6, 2004, and incorporated by reference herein.

(2)	Previously filed as the like numbered exhibit to Blue Nile, Inc.’s Registration Statement on Form S-1 (No. 333-113494), as filed with the Securities and Exchange Commission on March 11, 2004, as amended, and incorporated by reference herein.

(3)	Previously filed as exhibit 4.2 to Blue Nile, Inc.’s Registration Statement on Form S-1/ A (No. 333-113494), as filed with the Securities and Exchange Commission on May 4, 2004, as amended, and incorporated by reference herein.

(4)	Previously filed as the Current Report on Form 8-K (No. 000-50763), as filed with the Securities and Exchange Commission on September 7, 2005, and incorporated by reference herein.

(5)	Filed herewith.

*	The certifications attached as Exhibits 32.1 and 32.2 accompanies this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Blue Nile, Inc. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUE NILE, INC.
Registrant

Date: November 14, 2005

/s/ Diane M. Irvine
Diane M. Irvine
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit
Number		Description
3.1	(1)	Amended and Restated Certificate of Incorporation of Blue Nile, Inc.

3.2	(2)	Amended and Restated Bylaws of Blue Nile, Inc.

4.1		Reference is made to Exhibits 3.1 and 3.2.

4.2	(3)	Specimen Stock Certificate.

4.3	(2)	Amended and Restated Investor Rights Agreement dated June 29, 2001 by and between Blue Nile, Inc. and certain holders of Blue Nile, Inc.’s preferred stock.

10.1	(4)	Description of 2005 Executive Bonus Plan.

31.1	(5)	Certification of Chief Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	(5)	Certification of Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	(5)*	Certification of Chief Executive Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2	(5)*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Previously filed as Exhibit 3.1 to Blue Nile, Inc.’s Form 10-Q for the quarterly period ended July 4, 2004 (No. 000-50763), as filed with the Securities and Exchange Commission on August 6, 2004, and incorporated by reference herein.

(2)	Previously filed as the like numbered exhibit to Blue Nile, Inc.’s Registration Statement on Form S-1 (No. 333-113494), as filed with the Securities and Exchange Commission on March 11, 2004, as amended, and incorporated by reference herein.

(3)	Previously filed as exhibit 4.2 to Blue Nile, Inc.’s Registration Statement on Form S-1/ A (No. 333-113494), as filed with the Securities and Exchange Commission on May 4, 2004, as amended, and incorporated by reference herein.

(4)	Previously filed as the Current Report on Form 8-K (no. 000-50763), as filed with the Securities and Exchange Commission on September 7, 2005, and incorporated by reference herein.

(5)	Filed herewith.

*	The certifications attached as Exhibits 32.1 and 32.2 accompanies this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Blue Nile, Inc. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.