Form 10-K
period 2006-01-01
BLUE NILE INC
filed 2006-03-15
CIK 1091171

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2006
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

Title of Each Class
Common Stock, $.001 Par Value
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES ☐         NO ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES ☐         NO ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☑         NO ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b(2) of the Exchange Act.
Large accelerated filer ☐         Accelerated filer ☑         Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES ☐         NO ☑
     The aggregate market value of the voting stock held by nonaffiliates of the registrant at July 3, 2005 was $507,421,837, based on the last trading price of $32.98 per share, excluding approximately 2,175,790 shares held by directors and executive officers of the registrant. This calculation does not exclude shares held by organizations whose ownership exceeds 10% of the registrant’s outstanding common stock as of July 3, 2005 that have represented on Schedule 13G filed with the Securities and Exchange Commission that they are registered investment advisers or investment companies registered under Section 8 of the Investment Company Act of 1940.
     The number of shares outstanding of the registrant’s common stock as of March 3, 2006 was 17,275,317.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Company’s definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.
     Certain exhibits are incorporated herein by reference into Part IV of this Annual Report on Form 10-K.

BLUE NILE, INC.
ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED JANUARY 1, 2006

PART I

Item 1.	Business
      This Annual Report on Form 10-K contains forward-looking statements that involve many risks and uncertainties. These statements relate to future events and our future performance that are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management as of the date of this filing. In some cases, you can identify forward-looking statements by terms such as “would,” “could,” “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “targets,” “seek,” or “continue,” the negative of these terms or other variations of such terms. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business and other characterizations of future events or circumstances, are forward-looking statements. These statements are only predictions based upon assumptions made that are believed to be reasonable at the time, and are subject to risk and uncertainties. Therefore, actual events or results may differ materially and adversely from those expressed in any forward-looking statement. In evaluating these statements, you should specifically consider the risks described under the caption “Item 1A — Risk Factors” and elsewhere in this report. These factors, and other factors, may cause our actual results to differ materially from any forward-looking statements. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Overview
      Blue Nile, Inc. (“Blue Nile,” “the Company,” “we,” “our,” and “us”) is a leading online retailer of high quality diamonds and fine jewelry. We have built a well respected consumer brand by employing an informative sales process that empowers our customers while offering a broad selection of high quality jewelry at competitive prices. Our primary website is located at www.bluenile.com. We also operate websites in the United Kingdom and Canada. Our websites showcase thousands of independently certified diamonds and styles of fine jewelry, including rings, wedding bands, earrings, necklaces, pendants, bracelets and watches. Blue Nile specializes in the customization of diamond jewelry with our “Build Your Own” feature that offers customers the ability to customize diamond rings, pendants and earrings. We have developed an efficient online cost structure and a unique supply solution that eliminates traditional layers of diamond wholesalers and brokers, which generally allow us to purchase most of our product offerings at lower prices by avoiding mark-ups imposed by those intermediaries. While we selectively may acquire diamond inventory that we believe will be attractive to our customers, our supply solution enables us to purchase only those diamonds that our customers have ordered. As a result, we are able to minimize the costs associated with carrying diamond inventory and limit our risk of potential mark-downs.
      The significant costs of diamonds and fine jewelry lead consumers to require substantial information and trusted guidance throughout their purchasing process. Our websites and extensively trained customer service representatives improve the traditional purchasing experience by providing education and detailed product information that enable our customers to objectively compare diamonds and fine jewelry products and make informed decisions. Our websites feature interactive search functionality that allows our customers to quickly find the products that meet their exact needs from our broad selection of diamonds and fine jewelry.
      Our business has grown considerably since its launch in 1999. For the year ended January 1, 2006, we reported net sales of $203.2 million, an increase of 20.0% from the prior year, and net income of $13.2 million as compared to $10.0 million in the prior year.
      Our business was incorporated in Delaware on March 18, 1999 as RockShop.com, Inc. On May 21, 1999, we purchased certain assets of Williams & Son, Inc., a Seattle jeweler, including a website established by that business. In June 1999, we changed our name to Internet Diamonds, Inc. In November 1999, we launched the Blue Nile brand and changed our name to Blue Nile, Inc.

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

Focus on the Customer Experience
      We continue to refine the customer service we provide in every step of the purchase process, from our websites to our customer support and fulfillment operations. The Blue Nile customer experience is designed to empower our customers with knowledge and confidence as they evaluate, select and purchase diamonds and fine jewelry.

Increase Supply Chain Efficiencies
      We maintain mutually beneficial supply relationships designed to further enhance supply chain efficiencies and provide value to both our customers and suppliers. We intend to continue to work with our supplier network to provide the best possible selection of diamonds and fine jewelry to our customers.

Improve Operational Efficiencies
      We have established and will continue to refine our scaleable, lower cost business model that enables growth with less working capital requirements than traditional store-based jewelry retailers. We intend to continue improving our profitability over time by leveraging our relatively fixed cost technology and operations infrastructure as we seek to increase our net sales.

Expand Product Offerings
      We plan to selectively expand our jewelry offerings, in terms of both price points and product mix, through additional customized and non-customized products. The online nature of our business allows us to test new products and efficiently add promising new merchandise to our overall assortment.

Expand into International Markets
      We intend to selectively pursue opportunities in international markets in which we can leverage our existing infrastructure and compelling value proposition. We plan to prioritize and pursue these opportunities based on each market’s consumer spending on jewelry, adoption rate of online purchasing and competitive landscape, among other factors. In August 2004, we launched a website in the United Kingdom, www.bluenile.co.uk through which we offered a limited number of products. In September 2005, we began offering customization tools on our U.K. website to provide customers with the ability to customize their diamond jewelry products and to purchase wedding bands. In January 2005, we launched a website in Canada, www.bluenile.ca, through which we offer diamond and jewelry products for sale. Sales through the U.K. and Canada websites totaled $3.3 million for the fiscal year ended January 1, 2006.
Blue Nile’s Products Offerings and Supplier Relationships
      Blue Nile’s merchandise consists of high quality diamonds and fine jewelry, with a particular focus on engagement diamonds and settings. Our online business model, combined with the strength of our supplier relationships, enables us to pursue a dynamic merchandising strategy. Our diamond supplier relationships allow us to display suppliers’ diamond inventories on the Blue Nile websites for sale to consumers without holding the diamonds in our inventory until the products are ordered by customers. Our agreements with suppliers are typically multi-year arrangements that provide for certain diamonds to be offered online to consumers only through the Blue Nile websites.
      Diamonds represent the most significant component of our product offerings. While we currently offer thousands of independently certified diamonds, we limit our diamond offerings to those possessing characteristics associated with high quality merchandise. Accordingly, we offer diamonds with specified characteristics in the areas of shape, cut, color, clarity and carat weight.
      Customers may purchase customized diamond jewelry by selecting a diamond and then choosing from a variety of ring, earring and pendant settings that are designed to match the characteristics of each individual diamond. The customized product is then assembled and delivered to the customer, typically within four business days.
      We offer a broad range of fine jewelry products to complement our selection of high quality customized diamond jewelry. Our selection includes diamond, platinum, gold, pearl and sterling silver jewelry and accessories. Our fine jewelry assortment includes settings, rings, wedding bands, earrings, necklaces, pendants, bracelets and watches. We currently have relationships with fine jewelry and watch suppliers from which we source our jewelry and watch merchandise. In the case of fine jewelry and watches, unlike most diamonds that we sell, we typically take products into inventory before they are ordered by our customers.
Marketing
      Blue Nile’s marketing strategy is designed to increase Blue Nile brand recognition, generate consumer traffic, acquire customers, build a loyal customer base and promote repeat purchases. We believe our customers generally seek high quality diamonds and fine jewelry from a trusted source in a non-intimidating environment, where information, guidance, reputation, convenience and value are important characteristics. Our marketing and advertising efforts include online and offline initiatives, which primarily consist of portals, search engines and targeted website advertising, affiliate programs, direct online marketing, and public relations.
Customer Service and Support
      A key element of our business strategy is our ability to provide a high level of customer service and support. We augment our online information resources with knowledgeable, highly trained support staff to give customers confidence in their purchases. Our diamond and jewelry consultants are trained to provide guidance on all steps in the process of buying diamonds and fine jewelry, including, among other things, the process for selecting an appropriate item, the purchase of that item, financing and payment alternatives and shipping services. Our commitment to customers is reflected in both high service levels that are provided by our extensively trained diamond and jewelry consultants, as well as in our guarantees and policies. We prominently display all of our guarantees and policies on our websites to create an environment of trust. These include policies relating to privacy, security, product availability, pricing, shipping, refunds, exchanges and special orders.
Fulfillment Operations
      Our fulfillment operations strategy is designed to enhance value for our customers by fulfilling orders quickly, securely and accurately. When an order for a customized diamond jewelry setting is received, the third-party supplier who holds the diamond in inventory generally ships it to us, or independent third-party jewelers, with whom we maintain ongoing relationships for assembly, within one business day. Upon receipt, the merchandise is sent to assembly for setting and sizing, which is performed by our jewelers or independent third-party jewelers. Each diamond is inspected upon arrival from our suppliers; additionally, each finished setting or sizing is inspected prior to shipment to a customer. Prompt and secure delivery of our products is a high priority, and we ship nearly all diamond and fine jewelry products via nationally recognized carriers. Loose diamonds and customized diamond jewelry products may be shipped by Blue Nile or directly by our suppliers or third party jewelers to our customers.
Technology and Systems
      Our technology systems use a combination of proprietary and licensed technologies. We focus our internal development efforts on creating and enhancing the features and functionality of our websites and order processing and fulfillment systems to deliver a high quality customer experience. We license third-party information technology systems for our financial reporting, inventory management, order fulfillment and merchandising. We use redundant Internet carriers to minimize downtime. Our systems are monitored continuously using third-party software, and an on-call team is staffed to respond to any emergencies or unauthorized access in the technology infrastructure.
Seasonality
      Our business is generally affected by the seasonality of traditional jewelry retail, with higher sales volumes during our fourth quarter. The fourth quarter accounted for approximately 36%, 38% and 38% of our net sales in 2005, 2004 and 2003, respectively. We also have experienced relatively higher net sales in February and May relating to Valentine’s Day and Mother’s Day.
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
      We believe that the principal competitive factors in our market are product selection and quality, price, customer service and support, brand recognition, reputation, reliability and trust, website features and functionality, convenience and delivery performance. We believe that we compete favorably in the market for diamonds and fine jewelry by focusing on these factors.
Intellectual Property
      We rely on general intellectual property law and contractual restrictions and to a limited extent, copyrights and patents, to protect our proprietary rights and technology. These contractual restrictions include confidentiality agreements, invention assignment agreements and nondisclosure agreements with employees, contractors, suppliers and strategic partners. Despite the protection of general intellectual property law and our contractual restrictions, it may be possible for a third-party to copy or otherwise obtain and use our intellectual property without our authorization. In addition, we pursue the registration of our trademarks and service marks in the U.S. and certain other countries. However, effective intellectual property protection may not be available in every country in which our products and services are made available in the future. In the United States and certain other countries, we have registered “Blue Nile,” “bluenile.com,” the BN logo and the Blue Nile BN stylized logo as trademarks. We have also registered copyrights with respect to images and information set forth on our websites and the computer codes incorporated in our websites and filed U.S. patent applications relating to certain features of our websites. We also rely on technologies that we license from third parties, particularly software solutions for financial reporting, inventory management, order fulfillment and merchandising.
Employees
      At January 1, 2006, we employed 146 employees, which included 133 full-time and 13 part-time employees. We also utilize independent contractors and temporary personnel on a seasonal basis. Our employees are not party to any collective bargaining agreement, and we have never experienced an organized work stoppage. We believe our relations with our employees are good.
Available Information
      We make available, free of charge, through our primary website, www.bluenile.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after electronically filing such material with or furnishing it to the Securities and Exchange Commission (“SEC”). Our SEC reports as well as our corporate governance policies and code of ethics can be accessed through the investor relations section of our website. The information found on our website is not part of this or any other report filed with or furnished to the SEC. All of the Company’s filings with the SEC may be obtained at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. For information regarding the operation of the SEC’s Public Reference Room, please contact the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. Amendments to, and waivers from, the code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer, or persons performing similar functions, and that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K will be disclosed at the website address provided above and, to the extent required by applicable regulations, on a current report on Form 8-K.

Item 1A.	Risk Factors
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
      We were incorporated in March 1999 and have a limited operating history. As a result, it is difficult to accurately forecast our net sales and plan our operating expenses. We base our current and future expense levels on our operating forecasts and estimates of future net sales. Net sales and operating results are difficult to forecast because they generally depend on the volume and timing of the orders we receive, which are uncertain. Some of our expenses are fixed, and, as a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected shortfall in net sales. This inability could cause our net income in a given quarter to be lower than expected. We also make certain assumptions when forecasting the amount of expense we expect related to our stock-based compensation, which are partly based on historical results. If actual results differ from our estimates, our net income in a given quarter may be lower than expected.

We expect our quarterly financial results to fluctuate, which may lead to volatility in our stock price.
      We expect our net sales and operating results to vary significantly from quarter to quarter due to a number of factors, including changes in:

•	demand for our products;

•	the costs to acquire diamonds and precious metals;

•	our ability to attract visitors to our websites and convert those visitors into customers;

•	our ability to retain existing customers or encourage repeat purchases;

•	our ability to manage our product mix and inventory;

•	wholesale diamond prices;

•	consumer tastes and preferences for diamonds and fine jewelry;

•	our ability to manage our operations;

•	advertising and other marketing costs;

•	our, or our competitors’, pricing and marketing strategies;

•	general economic conditions;

•	conditions or trends in the diamond and fine jewelry industry;

•	conditions or trends in the Internet and e-commerce industry; and

•	costs of expanding or enhancing our technology or websites.
      As a result of the variability of these and other factors, our operating results in future quarters may be below the expectations of public market analysts and investors. In this event, the price of our common stock may decline.

As a result of seasonal fluctuations in our net sales, our quarterly results may fluctuate and could be below expectations.
      We have experienced and expect to continue to experience seasonal fluctuations in our net sales. In particular, a disproportionate amount of our net sales has been realized during the fourth quarter as a result of the December holiday season, and we expect this seasonality to continue in the future. Approximately 36%, 38% and 38% of our net sales in 2005, 2004 and 2003, respectively, were generated during the fourth quarter. In anticipation of increased sales activity during the fourth quarter, we may incur significant additional expenses, including higher inventory of jewelry and additional staffing in our fulfillment and customer support operations. If we were to experience lower than expected net sales during any future fourth quarter, it would have a disproportionately large impact on our operating results and financial condition for that year. We also experience considerable fluctuations in net sales in periods preceding other annual occasions such as Valentine’s Day and Mother’s Day. In the future, our seasonal sales patterns may become more pronounced, may strain our personnel and fulfillment activities and may cause a shortfall in net sales as compared to expenses in a given period, which would substantially harm our business and results of operations.

Our failure to acquire quality diamonds and fine jewelry at commercially reasonable prices would result in higher costs and lower net sales and damage our competitive position.
      If we are unable to acquire quality diamonds and fine jewelry at commercially reasonable prices, our costs may exceed our forecasts, our gross margins and operating results may suffer and our competitive position could be damaged. The success of our business model depends, in part, on our ability to offer quality product to customers at prices that are below those of traditional jewelry retailers. A majority of the world’s supply of rough diamonds is controlled by a small number of diamond mining firms. As a result, any decisions made to restrict the supply of rough diamonds by these firms to our suppliers could substantially impair our ability to acquire diamonds at commercially reasonable prices, if at all. We do not currently have any direct supply relationship with these firms nor do we expect to enter into any such relationship in the foreseeable future. Our ability to acquire diamonds and fine jewelry is also substantially dependent on our relationships with various suppliers. Approximately 25%, 25% and 36% of our payments to our diamond and fine jewelry suppliers in 2005, 2004 and 2003, respectively, were made to our top three suppliers. Our inability to maintain and expand these and other future diamond and fine jewelry supply relationships on commercially reasonable terms or the inability of our current and future suppliers to maintain arrangements for the supply of products sold to us on commercially reasonable terms would substantially harm our business and results of operations.
      Suppliers and manufacturers of diamonds as well as retailers of diamonds and diamond jewelry are vertically integrated and we expect they will continue to vertically integrate their operations either by developing retail channels for the products they manufacture or acquiring sources of supply, including, without limitation, diamond mining operations for the products that they sell. To the extent such vertical integration efforts are successful, some of the fragmentation in the existing diamond supply chain could be eliminated and our ability to obtain an adequate supply of diamonds and fine jewelry from multiple sources could be limited and our competitors may be able to obtain diamonds at lower prices.

Our failure to meet customer expectations with respect to price would adversely affect our business and results of operations.
      Demand for our products has been highly sensitive to pricing changes. Changes in our pricing strategies have had and may continue to have a significant impact on our net sales, gross margins and net income. In the past, we have instituted retail price reductions as part of our strategy to stimulate growth in net sales and optimize gross profit. We may institute similar price reductions in the future. Such price reductions may not result in an increase in net sales or in the optimization of gross profits. In addition, many external factors, including the costs to acquire diamonds and precious metals and our competitors’ pricing and marketing strategies, can significantly impact our pricing strategies. If we fail to meet customer expectations with respect to price in any given period, our business and results of operations would suffer.

Purchasers of diamonds and fine jewelry may not choose to shop online, which would prevent us from increasing net sales.
      The online market for diamonds and fine jewelry is significantly less developed than the online market for books, music, toys and other consumer products. If this market does not gain widespread acceptance, our business may suffer. Our success will depend, in part, on our ability to attract consumers who have historically purchased diamonds and fine jewelry through traditional retailers. Furthermore, we may have to incur significantly higher and more sustained advertising and promotional expenditures or price our products more competitively than we currently anticipate in order to attract additional online consumers to our websites and convert them into purchasing customers. Specific factors that could prevent consumers from purchasing diamonds and fine jewelry from us include:

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
      A critical component of our brand promotion strategy is establishing a relationship of trust with our customers, which we believe can be achieved by providing a high quality customer experience. In order to provide a high quality customer experience, we have invested and will continue to invest substantial amounts of resources in our website development and functionality, fulfillment operations and customer service operations. Our ability to provide a high quality customer experience is also dependent, in large part, on external factors over which we may have little or no control, including, without limitation, the reliability and performance of our suppliers, third-party jewelry assemblers, third-party carriers and networking vendors. During our peak seasons, we rely on temporary employees to supplement our full-time customer service and fulfillment employees. Temporary employees may not have the same level of commitment to our customers as our full-time employees. If our customers are dissatisfied with the quality of the products or the customer service they receive, or if we are unable to deliver products to our customers in a timely manner or at all, our customers may stop purchasing products from us. We also rely on third parties for information, including product characteristics and availability that we present to consumers on our websites, which may, on occasion, be inaccurate. Our failure to provide our customers with high quality customer experiences for any reason could substantially harm our reputation and adversely impact our efforts to develop Blue Nile as a trusted brand. The failure of our brand promotion activities could adversely affect our ability to attract new customers and maintain customer relationships, and, as a result, substantially harm our business and results of operations.

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
      Our success depends on our ability to attract customers in a cost-effective manner. We have relationships with providers of online services, search engines, directories and other websites and e-commerce businesses to provide content, advertising banners and other links that direct customers to our websites. We rely on these relationships as significant sources of traffic to our websites. Our agreements with these providers generally have terms of one year or less. If we are unable to develop or maintain these relationships on acceptable terms, our ability to attract new customers would be harmed. In addition, many of the parties with which we have online-advertising arrangements could provide advertising services to other online or traditional retailers, including retailers with whom we compete. As competition for online advertising has increased, the cost for these services has also increased. A significant increase in the cost of the marketing vehicles upon which we rely could adversely impact our ability to attract customers in a cost-effective manner.

We rely exclusively on the sale of diamonds and fine jewelry for our net sales, and demand for these products could decline.
      Luxury products, such as diamonds and fine jewelry, are discretionary purchases for consumers. The volume and dollar value of such purchases may significantly decrease during economic downturns. The success of our business depends in part on many macroeconomic factors, including employment levels, salary levels, tax rates and credit availability, all of which affect consumer spending and disposable income. Any reduction in consumer spending or disposable income may affect us more significantly than companies in other industries.
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
      In recent years, increasing attention has been focused on “conflict” diamonds, which are diamonds extracted from war-torn regions in Africa and sold by rebel forces to fund insurrection. Diamonds are, in some cases, also believed to be used to fund terrorist activities in some regions. Although we believe that the suppliers from whom we purchase our diamonds seek to exclude such diamonds from their inventories, we cannot independently determine whether any diamond we offer was extracted from these regions. Current efforts to increase consumer awareness of this issue and encourage legislative response could adversely affect consumer demand for diamonds.
      Consumer confidence is dependent, in part, on the certification of our diamonds by independent laboratories. A decrease in the quality of the certifications provided by these laboratories could adversely impact demand for our products. Additionally, a decline in consumer confidence in the credibility of independent diamond grading certifications could adversely impact demand for our diamond products.
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
      Our success depends on our ability to successfully receive and fulfill orders and to promptly and securely deliver our products to our customers. Most of our inventory management, jewelry assembly, packaging, labeling and product return processes are performed in a single fulfillment center. This facility is susceptible to damage or interruption from human error, fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, break-ins, earthquake and similar events. We do not presently have a formal disaster recovery plan and our business interruption insurance may be insufficient to compensate us for losses that may occur in the event operations at our fulfillment center are interrupted. We have expanded and may further expand our existing fulfillment center or transfer our fulfillment operations to a larger fulfillment center in the future. Any interruptions in our fulfillment center operations for any significant period of time, including interruptions resulting from the expansion of our existing facility or the transfer of operations to a new facility, could damage our reputation and brand and substantially harm our business and results of operations.

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
      Our ability to successfully receive and fulfill orders and to provide high quality customer service depends in part on the efficient and uninterrupted operation of our computer and communications systems. Substantially all of the computer hardware necessary to operate our websites is located at a single leased facility. Our systems and operations are vulnerable to damage or interruption from human error, fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, break-ins, earthquake and similar events. We do not presently have redundant systems in multiple locations or a formal disaster recovery plan, and our business interruption insurance may be insufficient to compensate us for losses that may occur. In addition, our servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays, loss of critical data, the inability to accept and fulfill customer orders or the unauthorized disclosure of confidential customer data. The occurrence of any of the foregoing risks could substantially harm our business and results of operations.

Repurchases of Our Common Stock May Not Prove to be the Best Use of Our Cash Resources
      In 2005, our board of directors authorized the repurchase of up to $30 million of Blue Nile, Inc. common stock during the subsequent 12 months. We repurchased approximately $17.4 million of Blue Nile, Inc. common stock in 2005. In February 2006, our board of directors authorized the repurchase of up to $100 million of Blue Nile, Inc. common stock during the subsequent 24 months. Our repurchases and any repurchases we may make in the future may not prove to be at optimal prices and our use of cash for the stock repurchase program may not prove to be the best use of our cash resources.

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
      We rely upon the continued service and performance of key technical, fulfillment and senior management personnel. If we lose any of these personnel, our business could suffer. Competition for qualified personnel in our industry is intense. We believe that our future success will depend on our continued ability to attract, hire and retain key employees, including Mark Vadon, our Chief Executive Officer, on whom we rely for management of our company, development of our business strategy and management of our strategic relationships. Other than for Mr. Vadon, we do not have “key person” life insurance policies covering any of our employees.

Failure to adequately protect our intellectual property could substantially harm our business and results of operations.
      We rely on a combination of patent, trademark, trade secret and copyright law and contractual restrictions to protect our intellectual property. These afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties have attempted and may in the future attempt to copy aspects of our website features and functionality or to obtain and use information that we consider as proprietary, such as the technology used to operate our websites, our content and our trademarks. We have registered “Blue Nile,” “bluenile.com,” the BN logo and the Blue Nile BN stylized logo as trademarks in the United States and in certain other countries. Our competitors have, and other competitors may, adopt service names similar to ours, thereby impeding our ability to build brand identity and possibly leading to customer confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of the term Blue Nile or our other trademarks. Any claims or customer confusion related to our trademarks could damage our reputation and brand and substantially harm our business and results of operations.
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
      Litigation or proceedings before the U.S. Patent and Trademark Office or similar international regulatory agencies may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets and domain names and to determine the validity and scope of the proprietary rights of others. Any litigation or adverse priority proceeding could result in substantial costs and diversion of resources and could substantially harm our business and results of operations. We sell and intend to increasingly sell our products internationally, and the laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the United States.

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
      We offer our customers an unconditional 30-day return policy that allows our customers to return most products if they are not satisfied for any reason. We make allowances for product returns in our financial statements based on historical return rates. Actual merchandise returns are difficult to predict and may differ from our allowances. Any significant increase in merchandise returns above our allowances would substantially harm our business and results of operations.

Interruptions to our systems that impair customer access to our websites would damage our reputation and brand and substantially harm our business and results of operations.
      The satisfactory performance, reliability and availability of our websites, transaction processing systems and network infrastructure are critical to our reputation and our ability to attract and retain customers and to maintain adequate customer service levels. Any future systems interruptions or downtime or technical difficulties that result in the unavailability of our websites or reduced order fulfillment performance could result in negative publicity, damage our reputation and brand and cause our business and results of operations to suffer. We may be susceptible to such disruptions in the future. We may also experience temporary system interruptions for a variety of other reasons in the future, including power failures, software or human errors or an overwhelming number of visitors trying to reach our websites during periods of strong seasonal demand or promotions. Because we are dependent in part on third parties for the implementation and maintenance of certain aspects of our systems and because some of the causes of system interruptions may be outside of our control, we may not be able to remedy such interruptions in a timely manner, or at all.

We may be unsuccessful in further expanding our operations internationally.
      To date, we have made limited international sales, but we have recently expanded our product offerings and marketing and sales efforts in the United Kingdom and Canada and anticipate continuing to expand our international sales and operations in the future either by expanding local versions of our website for foreign markets or through acquisitions or alliances with third parties. Any international expansion plans we choose to undertake will require management attention and resources and may be unsuccessful. We have minimal experience in selling our products in international markets and in conforming to the local cultures, standards or policies necessary to successfully compete in those markets. We do not currently have any overseas fulfillment or distribution or server facilities, and outside of the United Kingdom and Canada, we have very limited web content localized for foreign markets and we cannot be certain that we will be able to expand our global presence if we choose to further expand internationally. In addition, we may have to compete with retailers that have more experience with local markets. Our ability to expand and succeed internationally may also be limited by the demand for our products and the adoption of electronic commerce in these markets. Different privacy, censorship and liability standards and regulations and different intellectual property laws in foreign countries may prohibit expansion into such markets or cause our business and results of operations to suffer.
      Our current and future international operations may also fail to succeed due to other risks inherent in foreign operations, including:

•	the need to develop new supplier and jeweler relationships;

•	international regulatory requirements and tariffs;

•	difficulties in staffing and managing foreign operations;

•	longer payment cycles from credit card companies;

•	greater difficulty in accounts receivable collection;

•	our reliance on third-party carriers for product shipments to our customers;

•	risk of theft of our products during shipment;

•	potential adverse tax consequences;

•	foreign currency exchange risk;

•	lack of infrastructure to adequately conduct electronic commerce transactions or fulfillment operations;

•	price controls or other restrictions on foreign currency;

•	difficulties in obtaining export and import licenses;

•	increased payment risk and greater difficulty addressing credit card fraud;

•	consumer and data protection laws;

•	lower levels of adoption or use of the Internet; and

•	geopolitical events, including war and terrorism.
      Our failure to successfully expand our international operations may cause our business and results of operations to suffer.

Our failure to rapidly respond to technological change could result in our services or systems becoming obsolete and substantially harm our business and results of operations.
      As the Internet and online commerce industries evolve, we may be required to license emerging technologies useful in our business, enhance our existing services, develop new services and technologies that address the increasingly sophisticated and varied needs of our prospective customers and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. We may not be able to successfully implement new technologies or adapt our websites, proprietary technologies and transaction-processing systems to customer requirements or emerging industry standards. Our failure to do so would substantially harm our business and results of operations. Our results of operations may be affected by the timing, effectiveness and costs of any upgrades or changes to our systems and infrastructure.

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
      In addition, the Internet may not be accepted as a viable long-term commercial marketplace for a number of reasons, including:

•	actual or perceived lack of security of information or privacy protection;

•	possible disruptions, computer viruses, spyware, phishing, attacks or other damage to the Internet servers, service providers, network carriers and Internet companies or to users’ computers; and

•	excessive governmental regulation.
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
      A key component of our business strategy includes strengthening our competitive position and refining the customer experience on our websites through internal development. However, from time to time, we may selectively pursue acquisitions of businesses, technologies or services. Integrating any newly acquired businesses, technologies or services may be expensive and time-consuming. To finance any acquisitions, it may be necessary for us to raise additional funds through public or private financings. Additional funds may not be available on terms that are favorable to us, and, in the case of equity financings, would result in dilution to our stockholders. If we do complete any acquisitions, we may be unable to operate such acquired businesses profitably or otherwise implement our strategy successfully. If we are unable to integrate any newly acquired entities or technologies effectively, our business and results of operations could suffer. The time and expense associated with finding suitable and compatible businesses, technologies or services could also disrupt our ongoing business and divert our management’s attention. Future acquisitions by us could also result in large and immediate write-offs or assumptions of debt and contingent liabilities, any of which could substantially harm our business and results of operations. We have no current plans, agreements or commitments with respect to any such acquisitions.

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
      We are not currently subject to direct federal, state or local regulation other than regulations applicable to businesses generally or directly applicable to retailing and online commerce. However, as the Internet becomes increasingly popular, it is possible that laws and regulations may be adopted with respect to the Internet, which may impede the growth of the Internet or other online services. These regulations and laws may cover issues such as taxation, advertising, intellectual property rights, freedom of expression, pricing, restrictions on imports and exports, customs, tariffs, information security, privacy, data protection, content, distribution, electronic contracts and other communications, the provision of online payment services, broadband residential Internet access and the characteristics and quality of products and services. Further, the growth of online commerce may prompt calls for more stringent consumer protection laws. Several states have proposed legislation to limit the uses of personal user information gathered online or require online companies to establish privacy policies. The Federal Trade Commission has also initiated action against at least one online company regarding the manner in which personal information is collected from users and provided to third parties. The adoption of additional privacy or consumer protection laws could create uncertainty in Internet usage and reduce the demand for our products and services.
      We are not certain how our business may be affected by the application of existing laws governing issues such as property ownership, copyrights, personal property, encryption and other intellectual property issues, taxation, libel, obscenity, qualification to do business and export or import matters. The vast majority of these laws were adopted prior to the advent of the Internet. As a result, they do not contemplate or address the unique issues of the Internet and related technologies. Changes in laws intended to address these issues could create uncertainty for those conducting online commerce. This uncertainty could reduce demand for our products and services or increase the cost of doing business as a result of litigation costs or increased fulfillment costs and may substantially harm our business and results of operations.

Our failure to address risks associated with payment methods, credit card fraud and other consumer fraud could damage our reputation and brand and may cause our business and results of operations to suffer.
      Under current credit card practices, we are liable for fraudulent credit card transactions because we do not obtain a cardholder’s signature. We do not currently carry insurance against this risk. To date, we have experienced minimal losses from credit card fraud, but we face the risk of significant losses from this type of fraud as our net sales increase and as we expand internationally. Our failure to adequately control fraudulent credit card transactions could damage our reputation and brand and substantially harm our business and results of operations. Additionally, for certain payment transactions, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower our operating margins.

Changes in accounting standards and/or our accounting policy relating to stock-based compensation may negatively affect our reported results of operations.
      Prior to January 2, 2006, we accounted for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. Under APB 25, compensation expense was recognized for the difference between the fair value of our stock on the date of grant and the exercise price. We elected to apply the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”). Had compensation cost for the Company’s stock options been determined based on the fair value of the options at the date of grant under SFAS 123, our net income for periods prior to January 2, 2006 would have been as set forth in Note 1 to our consolidated financial statements included elsewhere in this report. The Company has adopted the provisions of SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), commencing with the first quarter of 2006 using the modified prospective transition method. We are using the Black-Scholes option pricing model to value options granted. The adoption of this statement will result in significant stock-based compensation expense as we will be required to expense the fair value of options granted. Actual future expense may vary significantly from our estimates based on the amount and timing of options granted, the assumptions used in valuing these options and other factors.

We may need to implement additional finance and accounting systems, procedures and controls as we grow our business and organization and to satisfy new reporting requirements.
      As a public reporting company, we are required to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, including expanded disclosures and accelerated reporting requirements and more complex accounting rules. Compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and other requirements may increase our costs and require additional management time and resources. We may need to continue to implement additional finance and accounting systems, procedures and controls to satisfy new reporting requirements. If our internal controls over financial reporting are determined to be ineffective, investors could lose confidence in the reliability of our internal control over financial reporting, which could adversely affect our stock price.

Item 1B.	Unresolved Staff Comments
      None.

Item 2.	Properties
      All of our facilities are currently located in Seattle, Washington. Our corporate headquarters consists of approximately 24,000 square feet of office space and is subject to a sub-lease that expires in April 2011. Our fulfillment center consists of approximately 13,000 square feet and is subject to a lease that expires in October 2006. We believe that the facilities housing our corporate headquarters and our fulfillment center are adequate to meet our current requirements and that suitable additional or substitute space will be available as needed. We may expand or relocate our fulfillment operations in 2006. We do not expect any such relocation to result in disruption to our fulfillment operations.

Item 3.	Legal Proceedings
      From time to time, we may be involved in litigation relating to claims rising out of our ordinary course of business. As of March 3, 2006, we were not a party to any material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of security holders during the fiscal fourth quarter of 2005.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Dividend Policy
      Our Common Stock is quoted on The NASDAQ Stock Market’s National Market under the symbol “NILE.” On March 3, 2006 we had approximately 97 stockholders based on the number of record holders.
      On May 19, 2004, a registration statement on Form S-1 was declared effective for our initial public offering. The following table sets forth the high and low closing sales prices of our common stock for the fiscal year 2005 and for the period May 20, 2004 through January 2, 2005. The quotations are as reported in published financial sources.

	High	Low

Fiscal year 2005:
First Quarter	$30.84	$24.95
Second Quarter	$32.99	$25.04
Third Quarter	$35.69	$31.11
Fourth Quarter	$43.87	$32.25
Fiscal year 2004:
Period from May 20, 2004 through July 4, 2004	$39.98	$28.40
Third Quarter	$36.65	$22.03
Fourth Quarter	$35.00	$23.85
      We have not paid any cash dividends on our common stock since inception, and it is not anticipated that cash dividends will be paid on shares of our common stock in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors.
      Information related to our equity compensation plans will be contained in our Proxy Statement with respect to our 2006 Annual Meeting of Stockholders under the caption “Equity Compensation Plan Information” and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days of the end of our fiscal year.
Issuer Purchases of Equity Securities
      On February 8, 2005, we announced the authorization by our board of directors for the Company to repurchase up to $30 million of our common stock during the subsequent 12 months, which period has now expired. The following table describes the shares repurchased during the quarter ended January 1, 2006 under such repurchase authorization. On February 7, 2006, we announced the authorization by our board of directors for the Company to repurchase up to $100 million of our common stock during the subsequent 24 months. The shares may be repurchased from time to time in open market transactions. The timing and amount of any shares repurchased will be determined by our management based on its evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws.

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares (or Units)	Shares (or Units)
			Purchased as Part	that May Yet Be
	Total Number of	Average Price	of Publicly	Purchased Under
	Shares (or Units)	Paid per Share	Announced Plans	the Plans or
	Purchased	(or Unit)	or Programs	Programs

				(In thousands)
October 3, 2005 through October 30, 2005	98,000	$33.12	98,000	$12,806
October 31, 2005 through November 27, 2005	5,000	$35.86	5,000	$12,627
November 28, 2005 through January 1, 2006	—	$—	—	$12,627
      Information related to our equity compensation plans is incorporated herein by reference to the Proxy Statement. The Proxy Statement will be filed with the SEC within 120 days of the end of our fiscal year.

Item 6.	Selected Consolidated Financial Data
      The table below shows selected consolidated financial data for each of our fiscal years ended January 1, 2006, January 2, 2005 and December 31, 2003, 2002 and 2001. The consolidated statements of operations data and the additional operating data for each of the fiscal years ended January 1, 2006, January 2, 2005, and December 31, 2003 and the consolidated balance sheets as of January 1, 2006 and January 2, 2005 are derived from our audited consolidated financial statements included elsewhere in this report. The consolidated balance sheet data as of December 31, 2003, 2002 and 2001, and the consolidated statement of operations for the fiscal year ended December 31, 2002 and 2001 are derived from audited consolidated financial statements not included in this report.
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
BLUE NILE, INC.
SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended	Year Ended	Year Ended December 31,
	January 1,	January 2,
	2006	2005	2003	2002	2001

	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Net sales	$203,169	$169,242	$128,894	$72,120	$48,674
Gross profit	45,144	37,652	29,418	18,153	11,123
Selling, general and administrative expenses	27,095	22,795	18,207	14,126	15,421
Restructuring charges	—	—	(87)	400	1,017

Operating income (loss)	18,049	14,857	11,298	3,627	(5,315)
Income (loss) before income taxes	20,553	15,629	11,286	1,627	(7,360)
Income tax expense (benefit)	7,400	5,642	(15,700)	—	—

Net income (loss)	$13,153	$9,987	$26,986	$1,627	$(7,360)

Basic net income (loss) per share	$0.75	$0.80	$6.98	$0.49	$(2.44)
Diluted net income (loss) per share	$0.71	$0.56	$1.65	$0.11	$(2.44)
Shares used in computing basic net income (loss) per share	17,550	12,450	3,868	3,336	3,015
Shares used in computing diluted net income (loss) per share	18,597	17,885	16,363	14,160	3,015

Additional Operating Data:
Net cash provided by operating activities	$31,272	$29,751	$19,816	$16,730	$4,460
Gross profit margin	22.2%	22.2%	22.8%	25.2%	22.9%
Selling, general and administrative expenses as a percentage of net sales	13.3%	13.5%	14.1%	19.6%	31.7%

	As of	As of	As of December 31,
	January 1,	January 2,
	2006	2005	2003	2002	2001

	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$71,921	$59,499	$30,383	$22,597	$16,298
Marketable securities	42,748	41,868	—	—	—
Accounts receivable	1,877	1,028	916	481	92
Inventories	11,764	9,914	10,204	5,181	6,619
Accounts payable	50,157	37,775	26,288	15,791	5,253
Working capital(1)	76,869	77,838	16,663	1,795	9,021
Total assets	138,005	128,382	62,305	30,914	26,545
Total long-term obligations	863	1,071	1,126	1,091	10,789
Mandatorily redeemable convertible preferred stock	—	—	57,485	57,215	57,215
Total stockholders’ equity (deficit)	81,515	83,620	(27,238)	(54,560)	(56,199)

(1)	Working capital consists of total current assets, including cash and cash equivalents, less total current liabilities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion should be read in conjunction with the consolidated financial statements and related notes which appear elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this report, particularly under the heading “Item 1A — Risk Factors.”
Overview
      Blue Nile is a leading online retailer of high quality diamonds and fine jewelry. We have built a well respected consumer brand by employing an informative sales process that empowers our customers while offering a broad selection of high quality jewelry at competitive prices. Our websites showcase thousands of independently certified diamonds and styles of fine jewelry, including rings, wedding bands, earrings, necklaces, pendants, bracelets and watches.
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
      We review our operations based on both our financial results and various non-financial measures. Among the key financial factors upon which management focuses in reviewing performance are gross profit margin, operating income, net cash provided by operating activities and growth in net sales. As an online retailer, we do not incur most of the operating costs associated with physical retail stores, including the costs of maintaining significant inventory and related overhead. As a result, while our gross profit margins are lower than those typically maintained by traditional diamond and fine jewelry retailers, we are able to realize relatively higher operating income as percentage of net sales. In 2005, we had a 22.2% gross profit margin, as compared to gross profit margins of up to 50% or more by some traditional retailers. We believe our lower gross profit margins result from lower retail prices that we offer to our customers. We believe these lower prices, in turn, contribute to increased net sales. Our financial results, including our net sales, gross profit and operating income can and do vary significantly from quarter to quarter as a result of a number of factors, many of which are beyond our control. These factors include the seasonality of our net sales, general economic conditions, the costs to acquire diamonds and precious metals, the costs to acquire customers and our competitors’ pricing and marketing strategies.
      Among the key non-financial measures of our success are customer feedback and customer satisfaction ratings. We believe that maintaining high overall customer satisfaction is critical to our ongoing efforts to promote the Blue Nile brand and to increase our net sales and net income. We actively solicit customer feedback on our website functionality as well as on the entire purchase experience. To maintain a high level of performance by our diamond and jewelry consultants, we also undertake an ongoing customer feedback process.
      In August 2004, we launched a website in the United Kingdom, www.bluenile.co.uk through which we offered a limited number of products. In September 2005, we began offering customization tools on our U.K. website to provide customers with the ability to customize their diamond jewelry products and to purchase wedding bands. In January 2005, we launched a website in Canada, www.bluenile.ca, through which we offer diamond and jewelry products for sale. Sales through the U.K. and Canada websites totaled $3.3 million for the fiscal year ended January 1, 2006.
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

Revenue Recognition
      Blue Nile recognizes revenue and the related gross profit on the date on which we estimate that customers have received their products. As we require customer payment prior to order shipment, any payments received prior to the customer receipt date are not recorded as revenue. We utilize our freight vendors’ tracking information to determine when delivery has occurred, which is typically within one to three days after shipment. We reduce revenue by a provision for returns, which is based on our historical product return rates. Our contracts with our suppliers generally allow us to return to our suppliers diamonds purchased and returned by our customers at no additional costs other than costs of insurance, shipping and handling, if any.

Fraud Reserve
      A majority of our sales is paid by credit card. Although we have measures in place to detect and prevent credit card fraud, we have exposure to losses from fraudulent charges. We record a reserve for fraud losses based on our historical rate of such losses, which has been minimal.

Income Taxes
      We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized by applying statutory tax rates in effect in the years in which the differences between the financial reporting and tax filing bases of existing assets and liabilities are expected to reverse. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance against our deferred tax assets. We believe that all net deferred tax assets shown on our balance sheet are more likely than not to be realized in the future and no valuation allowance is therefore necessary. In the event that actual results differ from those estimates or we adjust those estimates in future periods, we may need to record a valuation allowance, which will impact deferred tax assets and the results of operations in the period the change is made.

Stock-based Compensation
      From inception through the year ended January 1, 2006, we accounted for our employee compensation plans under the recognition and measurement provisions of APB 25 and related interpretations. We amortize stock-based compensation using the straight-line method over the vesting period of the related options, which is generally four years.
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
      Pro forma information regarding net income attributable to common stockholders and net income per share attributable to common stockholders is required in order to show our net income as if we had accounted for employee stock options under the fair value method of SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-based Compensation — Transition and Disclosure an amendment of FASB Statement No. 123”. This information is contained in Note 1 to our financial statements. The fair values of options and shares issued pursuant to our option plan at each grant date were estimated using the Black-Scholes option pricing model.
      As discussed in Note 1 to our financial statements, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R in December 2004. This statement addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for the company’s equity instruments or liabilities that are based on the fair value of the company’s equity securities or may be settled by the issuance of these securities. SFAS 123R eliminates the ability to account for share-based compensation using APB 25 and generally requires that such transactions be accounted for using a fair value method. The provisions of this statement are effective for financial statements issued in the first annual reporting period commencing after June 15, 2005. Therefore, the Company has adopted the provisions of SFAS 123R, commencing with the first quarter of 2006 using the modified prospective transition method. We are using the Black-Scholes option pricing model to value options granted.
Results of Operations
      The following table presents our historical operating results for the periods indicated as a percentage of net sales:

	Year Ended	Year Ended	Year Ended
	January 1,	January 2,	December 31,
	2006	2005	2003

Net sales	100.0%	100.0%	100.0%

Gross profit	22.2	22.2	22.8
Selling, general and administrative expenses	13.3	13.5	14.1
Restructuring charges	—	—	(0.1)

Operating income	8.9	8.7	8.8

Other income (expense), net	1.2	0.5	—

Income before income taxes	10.1	9.2	8.8

Income tax expense (benefit)	3.6	3.3	(12.2)

Net income	6.5%	5.9%	21.0%

      The following describes certain line items set forth in our consolidated statement of operations:
      Net Sales. Substantially all of our net sales consist of diamonds and fine jewelry sold via the Internet, net of estimated returns. We also generate net sales from upgrades to our free standard shipping. Historically, net sales have been higher in the fourth quarter as a result of higher consumer spending during the holiday season. We expect this seasonal trend to continue in the foreseeable future.
      Gross Profit. Our gross profit consists of net sales less the cost of sales. Our cost of sales consists of the cost of diamonds and jewelry products sold to customers, inbound and outbound shipping costs, insurance on shipments and the costs incurred to set diamonds into ring, earring and pendant settings, including labor and related facilities costs. Our gross profit has fluctuated historically and we expect it to continue to fluctuate based primarily on our product acquisition costs, product mix and pricing decisions.
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
      As of January 1, 2006, we had an aggregate of $480,000 of unamortized deferred stock-based compensation relating to certain stock option grants. These options are considered compensatory because the fair value of our stock on the grant date for financial reporting purposes was greater than the exercise price of the options. We amortize deferred stock-based compensation over the vesting period of the related options, which is generally four years. Substantially all of these expenses are included in selling, general and administrative costs. Upon adoption of SFAS 123R on January 2, 2006, we will reverse the remaining unamortized balance in deferred stock-based compensation and begin expensing stock options in accordance with the provisions of this statement.
      Income Taxes. In 2005 and 2004, we recognized an income tax expense of $7.4 million and $5.6 million, respectively, related to provision for income taxes at the federal statutory rate. In 2003, we recognized an income tax benefit of $15.7 million due to the release of our valuation allowance relating primarily to our net operating loss carryforwards. Prior to 2003, we had recorded no provision for federal and state income taxes since inception. Our aggregate net operating loss carryforwards for federal income tax purposes were approximately $8.4 million at January 1, 2006. These net operating loss carryforwards expire periodically between 2019 and 2021. We expect to fully utilize our net operating loss carryforwards and therefore become a cash taxpayer for federal income tax purposes in 2006.

The following table presents our historical operating results for the periods indicated, including a comparison of the financial results for the periods indicated (dollars in thousands, except per share data):

				Comparison of Year		Comparison of Year
				Ended January 1,		Ended January 2,
				2006 to Year Ended		2005 to Year Ended
	Year Ended	Year Ended	Year Ended	January 2, 2005		December 31, 2003
	January 1,	January 2,	December 31,
	2006	2005	2003	$ Change	% Change	$ Change	% Change

Net sales	$203,169	$169,242	$128,894	$33,927	20.0%	$40,348	31.3%
Cost of sales	158,025	131,590	99,476	26,435	20.1%	32,114	32.3%

Gross profit	45,144	37,652	29,418	7,492	19.9%	8,234	28.0%
Operating expenses:
Selling, general and administrative	27,095	22,795	18,207	4,300	18.9%	4,588	25.2%
Restructuring charges	—	—	(87)	—	0.0%	87	-100.0%

	27,095	22,795	18,120	4,300	18.9%	4,675	25.8%

Operating income	18,049	14,857	11,298	3,192	21.5%	3,559	31.5%
Other income (expense), net:
Interest income	2,499	709	109	1,790	252.5%	600	550.5%
Interest expense	—	—	(209)	—	0.0%	209	-100.0%
Other income	5	63	88	(58)	-92.1%	(25)	-28.4%

	2,504	772	(12)	1,732	224.4%	784	nm

Income before income taxes	20,553	15,629	11,286	4,924	31.5%	4,343	38.5%
Income tax expense (benefit)	7,400	5,642	(15,700)	1,758	31.2%	21,342	-135.9%

Net income	$13,153	$9,987	$26,986	$3,166	31.7%	$(16,999)	-63.0%

Basic net income per share	$0.75	$0.80	$6.98	$(0.05)	-6.3%	$(6.18)	nm

Diluted net income per share	$0.71	$0.56	$1.65	$0.15	26.8%	$(1.09)	nm

Comparison of Year Ended January 1, 2006 to Year Ended January 2, 2005

Net Sales
      The increase in net sales was primarily due to an increase in the net sales volume of engagement rings and diamond jewelry. The remaining increase in net sales resulted primarily from growth in demand for loose diamonds, wedding bands and customized non-engagement jewelry. The engagement category represented approximately 72% of our total net sales, as compared to 74% in the prior year.

Gross Profit
      The increase in gross profit in 2005 resulted primarily from increases in sales volume, as discussed above. Gross profit as a percentage of net sales was 22.2% in 2005 and 2004. In 2005, we had a higher proportion of sales in the non-engagement jewelry category, which typically carries a higher gross margin than engagement. This increase in gross margin related to higher jewelry sales was offset by lower gross margins in the engagement category. We expect that gross profit will fluctuate in the future based primarily on changes in product acquisition costs, product mix and pricing decisions.

Selling, General and Administrative Expenses
      The increase in selling, general and administrative expenses in 2005 was due to several factors. Costs associated with being a public company, including audit and other professional service fees and costs related to the implementation of Section 404 of the Sarbanes-Oxley Act of 2002, increased approximately $1.4 million. Marketing costs increased $1.1 million due to the increase in sales volume. In addition, we experienced increases in online advertising rates during the year. Payroll and related costs increased approximately $870,000 due primarily to the addition of new employees. Credit card processing fees increased approximately $560,000 due to the increase in sales volume. As a percentage of net sales, selling, general and administrative expenses were 13.3% and 13.5% in 2005 and 2004, respectively. The decrease in selling, general and administrative expenses as a percentage of net sales in 2005 resulted primarily from our ability to leverage our fixed cost base. In 2005, we recorded approximately $312,000 of stock compensation expense as compared to $355,000 in 2004.
      We expect selling, general and administrative expenses to increase in absolute dollars in future periods as a result of expansion of our marketing efforts to drive increases in net sales, growth in our fulfillment and customer service operations to support higher sales volumes, increases in credit card processing fees and other variable expenses and increases in stock-based compensation expense as a result of the adoption of SFAS 123R.

Other Income (Expense), Net
      Other income (expense), net consists primarily of interest income. The increase in interest income is due to an increase in interest rates and an increase in the average balance of cash and marketable securities during 2005 as compared to 2004.

Income Taxes
      In 2005 and 2004, we recognized income tax expense related to the provision for income taxes at the federal statutory rate. We expect that in future periods we will continue to recognize expense related to the provision for income taxes at the federal statutory rate. We expect to utilize all of our net operating loss carry forwards in 2006 and will therefore become a cash tax payer for federal income tax purposes.
Comparison of Year Ended January 2, 2005 to Year Ended December 31, 2003

Net Sales
      The increase in net sales was primarily due to an increase in the net sales volume of engagement and customized non-engagement diamond jewelry. The remaining increase in net sales resulted from growth in demand for our other jewelry products.

Gross Profit
      The increase in gross profit in 2004 resulted primarily from increases in sales volume, partially offset by an increase in wholesale prices for gold and platinum in 2004 that we did not fully pass on to our customers. Gross profit as a percentage of net sales was 22.2% and 22.8% in 2004 and 2003, respectively. The decrease in gross profit as a percentage of net sales resulted primarily from an increase in our average order size caused by a shift in our product mix toward higher priced items, which typically carry a lower gross margin.

Selling, General and Administrative Expenses
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

Other Income (Expense), Net
      Other income (expense), net consists primarily of interest income. The increase in other income (expense), net was primarily attributable to increased interest income from cash and marketable securities purchased in 2004 following our initial public offering in May 2004, which resulted in net proceeds of $42.5 million. Interest expense was reduced as a result of the repayment of the outstanding balances on our notes payable and capital lease obligations in early 2003.

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
      As of January 1, 2006, we had working capital of $76.9 million, which is comprised of cash, cash equivalents and marketable securities of $114.7 million, partially offset by accounts payable of $50.2 million. Due to the seasonal nature of our business, cash and cash equivalents, inventory and accounts payable are generally higher in the fourth quarter, resulting in fluctuations in our working capital.
      Net cash provided by operating activities was $31.3 million, $29.8 million and $19.8 million in 2005, 2004 and 2003, respectively. The increase in cash provided by operating activities in 2005 as compared to 2004 was primarily due to an increase in pretax income, the change in the deferred income tax balance, growth in accounts payable related to net sales growth and extended payment terms with our suppliers, partially offset by an increase in inventory balances. The increase in cash provided by operating activities in 2004 as compared to 2003 was primarily due to an increase in pretax income, a favorable change in inventory balances compared to the prior year and growth in accounts payable related to net sales growth.
      Net cash used in investing activities was $2.1 million and $43.3 million in 2005 and 2004, respectively, and was primarily related to the purchase of marketable securities. Net cash used in investing activities was $3.5 million in 2003 and was primarily related to capital expenditures for our technology system infrastructure, including software. In 2003, we also utilized $1.3 million to undertake certain leasehold improvements for our new corporate office under a lease that began in August 2003.
      Net cash used in financing activities was $16.8 million in 2005, resulting primarily from the repurchase of our common stock. In February 2005, our board of directors authorized the repurchase of common stock with an aggregate total value of $30.0 million within the 12 months following the date of approval of such repurchase. During the year ended January 1, 2006 we purchased 565,175 shares of our common stock for $17.4 million. On February 2, 2006, the board of directors announced the authorization for the Company to repurchase up to $100 million of the Company’s common stock during the next 24 months. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. Repurchases may also be made under a rule 10b5-1 plan, which would permit shares to be repurchased when the company might otherwise be precluded from doing so under insider trading laws. Net cash provided by financing activities was $42.7 million in 2004, resulting primarily from the net proceeds of our initial public offering. Net cash used in financing activities was $8.5 million in 2003, primarily related to payments on the remaining balances on our notes payable and capital lease obligations.
      The following table summarizes our contractual obligations and the expected effect on liquidity and cash flows as of January 1, 2006.

		Less Than			Over
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years

Operating leases	$1,653	$383	$582	$582	$106
Purchase obligations(1)	6,490	6,490	—	—	—
Purchase obligations(2)	242	242	—	—	—

	$8,385	$7,115	$582	$582	$106

(1)	Includes open merchandise purchase orders at January 1, 2006

(2)	Includes commitments for advertising and marketing services at January 1, 2006
      We believe that cash and cash equivalents currently on hand as well as cash flows from operations will be sufficient to continue our operations for the foreseeable future. While we anticipate that our cash flows from operations will be sufficient to fund our operational requirements, future capital and operating requirements may change and will depend on many factors, including the level of our net sales, gross margin levels, pricing decisions, the cost to acquire products, the expansion of our sales and marketing activities, the cost of our fulfillment operations, potential investments in businesses or technologies and continued market acceptance of our products. We could be required, or could elect, to seek additional funding through a public or private equity or debt financing in the future, and this financing may not be available on terms acceptable to us, or at all.
Off-Balance Sheet Arrangements
      At January 1, 2006, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purposes entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Impact of Inflation
      The effect of inflation and changing prices on our operations was not significant during the periods presented.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in short-term, high quality, interest bearing securities. Our investments in debt securities are subject to interest rate risk. To minimize our exposure to an adverse shift in interest rates, we invest in short-term securities and maintain an average maturity of one year or less. Based on the balance of cash, cash equivalents and marketable securities as of January 1, 2006, we do not believe a 1% change in interest rates would have a significant impact on our net income.

Item 8.	Financial Statements and Supplementary Data
Index to Consolidated Financial Statements

Page

Financial Statements
Report of Independent Registered Public Accounting Firm	32
Consolidated Balance Sheets, as of January 1, 2006 and January 2, 2005	34
Consolidated Statements of Operations, for the fiscal years ended January 1, 2006, January 2, 2005 and December 31, 2003	35
Consolidated Statements of Changes in Mandatorily Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit), for the fiscal years ended January 1, 2006, January 2, 2005 and December 31, 2003	36
Consolidated Statements of Cash Flows, for the fiscal years ended January 1, 2006, January 2, 2005 and December 31, 2003	37
Notes to Consolidated Financial Statements	38
Selected Quarterly Financial Information (unaudited)	52
Financial Statement Schedule
Schedule II, Valuation and Qualifying Accounts	53
All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Blue Nile, Inc.:
      We have completed an integrated audit of Blue Nile, Inc’s January 1, 2006 consolidated financial statements and of its internal control over financial reporting as of January 1, 2006 and audits of its January 2, 2005 and December 31, 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedules
      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Blue Nile, Inc. at January 1, 2006 and January 2, 2005, and the results of its operations and its cash flows for each of the three years in the period ended January 1, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
      Also, in our opinion, management’s assessment, included in the Report of Management on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of January 1, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ PricewaterhouseCoopers LLP
Seattle, Washington
March 13, 2006

BLUE NILE, INC.
Consolidated Balance Sheets

	January 1,	January 2,
	2006	2005

	(In thousands, except
	par value)
ASSETS
Current assets:
Cash and cash equivalents	$71,921	$59,499
Restricted cash	119	—
Marketable securities	42,748	41,868
Trade accounts receivable	1,567	826
Other accounts receivable	310	202
Inventories	11,764	9,914
Deferred income taxes	3,223	8,442
Prepaids and other current assets	844	778

Total current assets	132,496	121,529
Property and equipment, net	3,261	3,916
Intangible assets, net	352	385
Deferred income taxes	1,819	2,475
Other assets	77	77

Total assets	$138,005	$128,382

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$50,157	$37,775
Accrued liabilities	5,262	5,713
Current portion of deferred rent	208	203

Total current liabilities	55,627	43,691
Deferred rent, less current portion	863	1,071
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, none issued and outstanding
Common stock, $0.001 par value; 300,000 shares authorized 18,646 shares and 18,478 shares issued, respectively 17,331 shares and 17,728 shares outstanding, respectively	19	18
Additional paid-in capital	106,341	104,684
Deferred compensation	(480)	(929)
Accumulated other comprehensive income (loss)	5	(2)
Accumulated deficit	(6,362)	(19,515)
Treasury stock, at cost; 1,315 shares and 750 shares outstanding, respectively	(18,008)	(636)

Total stockholders’ equity	81,515	83,620

Total liabilities and stockholders’ equity	$138,005	$128,382

The accompanying notes are an integral part of these consolidated financial statements

BLUE NILE, INC.
Consolidated Statements of Operations

	Year Ended	Year Ended	Year Ended
	January 1,	January 2,	December 31,
	2006	2005	2003

	(In thousands, except per share data)
Net sales	$203,169	$169,242	$128,894
Cost of sales	158,025	131,590	99,476

Gross profit	45,144	37,652	29,418
Operating expenses:
Selling, general and administrative	27,095	22,795	18,207
Restructuring charges	—	—	(87)

	27,095	22,795	18,120

Operating income	18,049	14,857	11,298
Other income (expense), net:
Interest income	2,499	709	109
Interest expense	—	—	(209)
Other income	5	63	88

	2,504	772	(12)

Income before income taxes	20,553	15,629	11,286
Income tax expense (benefit)	7,400	5,642	(15,700)

Net income	$13,153	$9,987	$26,986

Basic net income per share	$0.75	$0.80	$6.98

Diluted net income per share	$0.71	$0.56	$1.65

The accompanying notes are an integral part of these consolidated financial statements

BLUE NILE, INC.
Consolidated Statements of Changes in Mandatorily Redeemable Convertible Preferred Stock and
Stockholders’ Equity (Deficit)

	Mandatorily
	Redeemable
	Convertible							Accumulated			Total
	Preferred Stock		Common Stock		Additional	Deferred		Other	Treasury Stock		Stockholders’
					Paid-In	Stock	Accumulated	Comprehensive			Equity
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Income (Loss)	Shares	Amount	(Deficit)

	(In thousands)
Balance, December 31, 2002	9,859	$57,215	4,139	$4	$2,552	$—	$(56,488)	$—	(748)	$(628)	$(54,560)
Exercise of common stock options	—	—	989	1	253	—	—	—	—	—	254
Repurchase of stock	—	—	—	—	—	—	—	—	(2)	(8)	(8)
Conversion of debt to mandatorily redeemable convertible preferred stock	141	270	—	—	—	—	—	—	—	—	—
Deferred stock compensation on issuance of stock options	—	—	—	—	1,442	(1,442)	—	—	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	90	—	—	—	—	90
Net income and comprehensive income	—	—	—	—	—	—	26,986	—	—	—	26,986

Balance, December 31, 2003	10,000	57,485	5,128	5	4,247	(1,352)	(29,502)	—	(750)	(636)	(27,238)
Net income	—	—	—	—	—	—	9,987	—	—	—	9,987
Other comprehensive income (loss):
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	—	—	(2)	—	—	(2)

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	9,985
Sale of common stock, net of offering expenses	—	—	2,301	2	42,514	—	—	—	—	—	42,516
Conversion of mandatorily redeemable convertible preferred stock to common stock	(10,000)	(57,485)	10,920	11	57,474	—	—	—	—	—	57,485
Deferred stock compensation on issuance of stock options	—	—	—	—	228	(228)	—	—	—	—	—
Tax effect of stock option exercises	—	—	—	—	352	—	—	—	—	—	352
Amortization of deferred stock compensation	—	—	—	—	—	355	—	—	—	—	355
Reversal of deferred compensation relating to cancelled options	—	—	—	—	(296)	296	—	—	—	—	—
Exercise of common stock options and warrants	—	—	128	—	145	—	—	—	—	—	145
Issuance of common stock to directors	—	—	1	—	20	—	—	—	—	—	20

Balance, January 2, 2005	—	—	18,478	18	104,684	(929)	(19,515)	(2)	(750)	(636)	83,620
Net income	—	—	—	—	—	—	13,153	—	—	—	13,153
Other comprehensive income (loss):
Unrealized gain on marketable securities, net of tax	—	—	—	—	—	—	—	7	—	—	7

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	13,160
Tax effect of stock option exercises	—	—	—	—	1,190	—	—	—	—	—	1,190
Amortization of deferred stock compensation	—	—	—	—	—	312	—	—	—	—	312
Reversal of deferred compensation relating to cancelled options	—	—	—	—	(137)	137	—	—	—	—	—
Exercise of common stock options	—	—	167	1	574	—	—	—	—	—	575
Issuance of common stock to directors	—	—	1	—	30	—	—	—	—	—	30
Repurchase of common stock	—	—	—	—	—	—	—	—	(565)	(17,372)	(17,372)

Balance, January 1, 2006	—	$—	18,646	$19	$106,341	$(480)	$(6,362)	$5	(1,315)	$(18,008)	$81,515

The accompanying notes are an integral part of these consolidated financial statements

BLUE NILE, INC.
Consolidated Statements of Cash Flows

	Year Ended	Year Ended	Year Ended
	January 1,	January 2,	December 31,
	2006	2005	2003

	(In thousands)
Operating activities:
Net income	$13,153	$9,987	$26,986
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,717	1,510	1,293
(Gain) loss on asset retirements	11	(5)	14
Stock-based compensation	342	375	90
Warrant-based interest expense	—	—	87
Restructuring charges	—	—	(87)
Deferred income taxes	7,062	5,388	(15,700)
Changes in assets and liabilities:
Receivables, net	(849)	(111)	(437)
Inventories	(1,850)	290	(5,023)
Prepaid expenses and other assets	(41)	(387)	(239)
Accounts payable	12,382	11,487	10,497
Accrued liabilities	(452)	1,246	1,044
Deferred rent	(203)	(29)	1,291

Net cash provided by operating activities	31,272	29,751	19,816
Investing activities:
Purchases of property and equipment	(1,072)	(1,417)	(3,506)
Purchases of intangible assets	—	(416)	—
Proceeds from the sale of property and equipment	8	7	3
Purchases of marketable securities	(156,870)	(82,870)	—
Proceeds from the sale of marketable securities	156,000	41,000	—
Transfers of restricted cash	(119)	400	—

Net cash used in investing activities	(2,053)	(43,296)	(3,503)
Financing activities:
Proceeds from the sale of common stock, net of issuance costs	—	42,516	—
Repurchase of restricted and common stock	(17,372)	—	(8)
Payments on subordinated notes payable	—	—	(6,638)
Payments on capital lease obligations	—	—	(995)
Payments on note payable to related party	—	—	(1,140)
Proceeds from warrant and stock option exercises	575	145	254

Net cash provided by (used in) financing activities	(16,797)	42,661	(8,527)

Net increase in cash and cash equivalents	12,422	29,116	7,786
Cash and cash equivalents, beginning of period	59,499	30,383	22,597

Cash and cash equivalents, end of period	$71,921	$59,499	$30,383

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—	$154
Cash paid for income taxes	$328	$235	$—
Non-cash investing and financing activities:
Conversion of related party note payable to Series E mandatorily redeemable convertible preferred stock	$—	$—	$270
Non-cash proceeds from the sale of property and equipment	$21	$—	$—
The accompanying notes are an integral part of these consolidated financial statements

BLUE NILE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Description of the Company and Summary of Significant Accounting Policies

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

Reclassifications
      Certain reclassifications of prior period balances have been made for consistent presentation with the current period. These reclassifications had no impact on net income, net cash provided by operating activities or stockholders’ equity (deficit) as previously reported.

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

Concentration of Risk
      The Company maintains its cash and cash equivalents and marketable securities in accounts with three major financial institutions in the United States of America, in the form of demand deposits, certificates of deposit, money market accounts and U.S. government securities. Deposits in these banks may exceed the amounts of insurance provided on such deposits. The Company has not experienced any losses on its deposits of cash and cash equivalents. The Company’s accounts receivable are derived from credit card purchases from customers and most are typically settled within two business days.
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

	Fiscal Year	Fiscal Year	Fiscal Year
	2005	2004	2003
	Payments	Payments	Payments

Vendor A	11%	10%	15%
Vendor B	9	9	12
Vendor C	5	6	9

	25%	25%	36%

Cash and Cash Equivalents
      The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

Restricted Cash
      There were no restrictions on cash at January 2, 2005. Restricted cash at January 1, 2006 consists of cash pledged as collateral for a letter of credit.

Marketable Securities
      The Company’s marketable securities are classified as available-for-sale as defined by Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). At January 1, 2006, marketable securities consisted of U.S. government and agencies’ securities maturing within one year. The securities are carried at fair value, with the unrealized gains and losses included in accumulated other comprehensive income (loss). Realized gains or losses on the sale of marketable securities are identified on a specific identification basis and are reflected as a component of interest income or expense.
      Marketable securities totaled $42.7 million and $41.9 million at January 1, 2006 and January 2, 2005, respectively. There were no realized gains or losses on the sales of marketable securities in 2005, 2004 or 2003. Gross unrealized gains and losses at January 1, 2006 and January 2, 2005 were not material.
      Any unrealized losses are considered temporary as the duration of the decline in value has been short and the extent of the decline is not severe.

Inventories
      The Company’s diamond, fine jewelry and watch inventories are classified at the lower of cost or market, using the specific identification method for diamonds and weighted average cost method for fine jewelry and watches. The Company also lists loose diamonds on its websites that are not included in inventory until the Company receives a customer order for those diamonds. Upon receipt of a customer order, the Company purchases a specific diamond and records it in inventory until it is delivered to the customer, at which time the revenue from the sale is recognized and inventory is relieved.

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

Asset	Life (In Years)

Computers and equipment	3
Software	1-3
Leasehold improvements	Shorter of lease term or asset life
Furniture and fixtures	7

Capitalized Software
      The Company capitalizes internally developed software costs and website development costs in accordance with the provisions of Statement of Position 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”) and Emerging Issues Task Force (“EITF”) No. 00-2, “Accounting for Website Development Costs” (“EITF 00-2”) Capitalized costs are amortized on a straight-line basis over the estimated useful life of the software once it is available for use.

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

Intangible Assets
      Intangible assets are recorded at cost and consist primarily of the costs incurred to acquire licenses and other similar agreements with finite lives, which were acquired in October 2004. Amortization is calculated on a straight-line basis over the estimated useful lives of the related assets, which range from 10 years to 17 years. The carrying amount of these assets was $352,000, net of accumulated amortization of $64,000 at January 1, 2006. Amortization expense related to intangible assets was $33,000 in 2005. Amortization expense is estimated to be $33,000 in each fiscal year for 2006 through 2010.

Fair Value of Financial Instruments
      The carrying amounts for the Company’s cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities. Marketable securities are marked to market through comprehensive income and are recorded at fair value.

Treasury Stock
      Treasury stock is recorded at cost and consists of the repurchase of our common stock in the open market, the repurchase of restricted common stock issued to founders and unvested stock issued to employees in connection with early exercises of stock options.

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

BLUE NILE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition
      Net sales consist of products sold via the Internet and shipping revenue, net of estimated returns and promotional discounts. The Company recognizes revenue when all of the following have occurred: persuasive evidence of an agreement with the customer exists, products are shipped and the customer takes delivery and assumes the risk of loss; the selling price is fixed or determinable and collectibility of the selling price is reasonably assured. The Company evaluates the criteria outlined in EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”, in determining whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned.
      The Company requires payment at the point of sale. Amounts received prior to delivery of goods to customers are not recorded as revenue. The Company offers a return policy of generally 30 days and provides an allowance for sales returns during the period in which the sales are made. At January 1, 2006 and January 2, 2005, the reserve for sales returns was $977,000 and $988,000, respectively, and was recorded as an accrued liability. Sales revenues and cost of sales reported in the Statement of Operations are reduced to reflect estimated returns.
      The Company generally does not extend credit to customers, except through third party credit cards. The majority of sales are through credit cards, and accounts receivable are composed primarily of amounts due from financial institutions related to credit card sales. The Company does not maintain an allowance for doubtful accounts because payment is typically received within two business days after the sale is complete.
      The Company has procedures in place to detect and prevent credit card fraud since the Company has exposure to losses from fraudulent charges. The Company records a reserve for fraud losses based on our historical rate of such losses. This reserve is recorded as an accrued liability and amounted to $151,000 at January 1, 2006 and $152,000 at January 2, 2005.

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
      Fulfillment (handling) costs include costs incurred in operating and staffing the fulfillment center, including costs attributable to: receiving, inspecting and warehousing inventories and picking, packaging and preparing customers’ orders for shipment. Fulfillment (handling) costs in 2005, 2004 and 2003 were approximately $1.8 million, $1.6 million, and $1.5 million, respectively.

Advertising
      Advertising production costs are expensed as incurred. Costs associated with web portal advertising contracts are amortized over the period such advertising is expected to be used. Costs of advertising associated with television, radio, print and other media are expensed when such services are used. Advertising expense for the years ended January 1, 2006, January 2, 2005 and December 31, 2003 was approximately $7.6 million, $6.5 million and $4.5 million, respectively.

BLUE NILE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segments
      The Company has one operating segment, online retail jewelry. No foreign country or geographic area accounted for more than 10% of net sales in any of the periods presented and the Company does not have any long-lived assets located in foreign countries.

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

	Year Ended	Year Ended	Year Ended
	January 1,	January 2,	December 31,
	2006	2005	2003

Net income, as reported	$13,153	$9,987	$26,986
Add: Stock-based compensation expense, as reported	312	355	90
Deduct: Stock-based employee compensation expense determined under fair-value-based method, net of tax	(2,246)	(1,086)	(352)

Pro forma net income	$11,219	$9,256	$26,724

Income per share:
Basic — as reported	$0.75	$0.80	$6.98

Basic — pro forma	$0.64	$0.74	$6.91

Diluted — as reported	$0.71	$0.56	$1.65

Diluted — pro forma	$0.60	$0.52	$1.63

      See Note 7 for the assumptions used to compute the pro forma amounts.

Recent Accounting Pronouncements
      In December 2004, the FASB issued SFAS No. 123R (Revised 2004), “Share-Based Payment” (“SFAS 123R”). This statement addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for the company’s equity instruments or liabilities that are based on the fair value of the company’s equity securities or may be settled by the issuance of these securities. SFAS 123R eliminates the ability to account for share-based compensation using APB 25 and generally requires that such transactions be accounted for using a fair value method. The provisions of this statement are effective for financial statements issued in the first annual reporting period commencing after June 15, 2005. Therefore, the Company has adopted the provisions of SFAS 123R, commencing with its first quarter of 2006 using the modified prospective transition method and the Black-Scholes valuation model to value options granted. The adoption of this statement will result in significant stock-based compensation expense as we will be required to expense the fair value of our stock option grants. The stock-based compensation the Company will recognize after the adoption of SFAS 123R will be affected

BLUE NILE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
by the number and type of stock-based awards granted in the future, the assumptions the Company uses to value these options and other factors.
      In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”), “Share Based Payment,” which expresses the SEC’s views on the interaction between SFAS 123R and certain SEC rules and regulations. The Company is currently assessing the guidance in SAB 107 as part of its evaluation of the adoption of SFAS 123R.
      In November 2005, the FASB issued FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP FAS 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP FAS 115-1 is required to be applied to reporting periods beginning after December 15, 2005. We are required to adopt FSP FAS 115-1 in the first quarter of fiscal 2006. We do not expect that the adoption of this statement will have a material impact on our consolidated results of operations or financial condition.

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

Note 3.	Inventories
      Inventories consist of the following (in thousands):

	January 1,	January 2,
	2006	2005

Loose diamonds	$629	$293
Fine jewelry, watches and other	11,135	9,621

	$11,764	$9,914

BLUE NILE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.	Property and Equipment
      Property and equipment consists of the following (in thousands):

	January 1,	January 2,
	2006	2005

Computers and equipment	$3,700	$3,777
Software and website development	5,075	4,409
Leasehold improvements	2,588	2,545
Furniture and fixtures	577	567

	11,940	11,298
Less: accumulated depreciation	(8,679)	(7,382)

	$3,261	$3,916

      Capitalized software costs include external direct costs and internal direct labor and related employee benefits costs of developing software for internal use. Amortization begins in the period in which the software is ready for its intended use. The Company had $811,000 and $837,000 of unamortized computer software and website development costs at January 1, 2006 and January 2, 2005, respectively. Total depreciation expense was $1.7 million, $1.5 million and $1.3 million in 2005, 2004 and 2003, respectively. Of this amount, depreciation and amortization of capitalized software and website development costs was $529,000, $476,000 and $331,000 in 2005, 2004 and 2003, respectively.

Note 5.	Commitments and Contingencies

Leases
      The Company leases its office facilities and fulfillment center under noncancelable operating lease agreements that expire through 2011. Lease incentives of $1.3 million for reimbursement of certain leasehold improvement expenditures are recorded as deferred rent and are being amortized against lease payments over the life of the lease. Future minimum lease payments as of January 1, 2006 are as follows (in thousands):

Operating
Leases

2006	$383
2007	291
2008	291
2009	291
2010	291
Thereafter	106

Total minimum lease payments	$1,653

      Rent expense, which includes certain common area maintenance costs was approximately $455,000, $347,000 and $406,000, for the years ended January 1, 2006, January 2, 2005 and December 31, 2003, respectively.

BLUE NILE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      At December 31, 2003 the Company had authorized 25,855,991 shares of mandatorily redeemable convertible preferred stock designated as the series set forth in the table below. All such series of mandatorily redeemable convertible preferred stock were at $0.001 par value. Amounts at December 31, 2003 were as follows (in thousands):

	December 31, 2003

			Shares Issuable
			upon
	Authorized	Shares	Conversion to		Liquidation
	Shares	Outstanding	Common Stock	Amount	Preference

Series A mandatorily redeemable convertible preferred stock	6,667	2,667	2,770	$5,989	$6,000
Series B mandatorily redeemable convertible preferred stock	3,353	1,326	1,488	4,508	4,510
Series C mandatorily redeemable convertible preferred stock	3,906	1,560	1,996	26,023	26,045
Series D mandatorily redeemable convertible preferred stock	1,930	772	991	14,050	14,050
Series E mandatorily redeemable convertible preferred stock	10,000	3,675	3,675	6,915	28,059

	25,856	10,000	10,920	$57,485	$78,664

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

BLUE NILE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes information about mandatorily redeemable convertible preferred stock for the years ended January 2, 2005 and December 31, 2003 (in thousands):

	Series A		Series B		Series C		Series D		Series E

	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance, December 31, 2002	2,667	$5,989	1,326	$4,508	1,560	$26,023	772	$14,050	3,534	$6,645
Conversion of debt to mandatorily redeemable convertible preferred stock	—	—	—	—	—	—	—	—	141	270

Balance December 31, 2003	2,667	5,989	1,326	4,508	1,560	26,023	772	14,050	3,675	6,915
Conversion of mandatorily redeemable convertible preferred stock to common stock	(2,667)	(5,989)	(1,326)	(4,508)	(1,560)	(26,023)	(772)	(14,050)	(3,675)	(6,915)

Balance January 2, 2005	—	$—	—	$—	—	$—	—	$—	—	$—

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
      In April 2004, the Company adopted an equity incentive plan (the “2004 Plan”). The 2004 Plan provides for the grant of non-statutory stock options, restricted stock awards, stock appreciation rights, restricted stock units and other forms of equity compensation, which may be granted to employees, including officers, non-employee directors and consultants. As of January 1, 2006, the Company reserved 4,312,888 shares of common stock for issuance under the 2004 Plan, which amount will be increased annually on the first day of each fiscal year, up to and including 2014, by five percent of the number of shares of common stock outstanding on such date unless a lower number of shares is approved by the board of directors.

BLUE NILE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Options granted under the 2004 Plan generally provide for 25% vesting on the first anniversary from the date of grant with the remainder vesting monthly over three years, and expire 10 years from the date of grant. Options granted under the 2004 Plan are generally granted at fair value on the date of the grant.
      In April 2004, the Company adopted the 2004 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”). The Directors’ Plan provides for the automatic grant of non-statutory stock options to purchase shares of common stock to non-employee directors. As of January 1, 2006, common stock reserved for the plan is 442,000 shares, which amount will be increased annually on the first day of each fiscal year, up to and including 2014, by the number of shares of common stock subject to options granted during the prior calendar year unless a lower number of shares is approved by the board of directors. There were 42,000 options granted under this plan in 2005.
      In April 2004, the Company adopted the 2004 Employee Stock Purchase Plan (the “Purchase Plan”). As of January 1, 2006, 1,000,000 shares of common stock are authorized to be sold under the Purchase Plan. Commencing on the first day of the fiscal year in which the Company first makes an offering under the plan, this amount will be increased annually for 20 years. The increase in amount is the lesser of 320,000 shares or one and one half percent of the number of shares of common stock outstanding on each such date, unless a lower number of shares is approved by the board of directors. The Purchase Plan is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code. As of January 1, 2006, no shares of common stock have been offered for sale under the Purchase Plan.
      As mentioned in Note 1, the Company has accounted for stock-based employee compensation arrangements in accordance with APB 25 and FIN 44. Under APB 25, compensation expense is recognized for the difference between the fair value of the Company’s stock on the date of grant and the exercise price. During 2004 and 2003, the Company issued options to certain employees under the 1999 Plan with exercise prices below the deemed fair market value of the Company’s common stock at the date of grant. In accordance with the requirements of APB 25, the Company has recorded deferred stock-based compensation for the difference between the exercise price of the stock option and the deemed fair market value of the Company’s stock at the grant date. In 2004 and 2003, the Company recorded deferred stock-based compensation of $228,000 and $1.4 million, respectively, related to these options. This amount is being amortized over the vesting period of the awards, generally four years. During 2005, 2004 and 2003, the Company recorded compensation expense of $312,000, $355,000, and $90,000 respectively, related to the amortization of deferred compensation.
      The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123 and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”). EITF 96-18 requires that such equity instruments be recorded at their fair value on the measurement date.

BLUE NILE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of activity related to the above described plans is as follows (in thousands, except exercise price):

	Year Ended		Year Ended		Year Ended
	January 1, 2006		January 2, 2005		December 31, 2003

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Balance, beginning of year	1,917	$11.26	1,403	$2.47	2,078	$0.27
Granted	546	32.14	712	27.10	379	8.48
Exercised	(167)	3.43	(103)	0.92	(989)	0.26
Canceled	(201)	26.80	(95)	11.31	(65)	0.91

Balance, end of year	2,095	$15.84	1,917	$11.26	1,403	$2.47

Exercisable at end of year	1,174	$6.87	918	$1.81	650	$0.30
      The following table summarizes information about stock options outstanding at January 1, 2006:

	Outstanding			Exercisable

		Weighted Average

		Remaining
		Contractual	Exercise		Weighted Average
Range of Exercise Price	Options	Life	Price	Options	Exercise Price

	(In thousands)	(In years)		(In thousands)
$0.25	651	6.16	$0.25	641	$0.25
$0.28-$8.75	422	7.20	5.89	298	4.81
$9.38-$29.89	171	8.61	22.04	64	19.87
$30.00	423	8.57	30.00	145	30.00
$30.04-$42.15	428	9.57	32.91	26	32.69

	2,095	7.75	15.84	1,174	6.87

      The weighted-average fair value at grant date of options granted during 2005, 2004 and 2003 was $12.57, $14.06 and $5.10, respectively. Options granted in 2005 were granted with exercise prices equal to the market value on the date of grant. There were 55,700 options granted in 2004 with exercise prices subsequently determined to be less than the market value on the date of grant. The weighted-average fair value at the date of grant for these options was $12.69. The remaining options granted in 2004 had exercise prices equal to the market value on the date of grant and had a weighted-average fair value at the date of grant of $28.32. The exercise price of all options granted in 2003 was subsequently determined to be less than the fair value of the stock on the grant date. The fair value for each option grant is estimated on the date of grant using the fair value method for grants after May 19, 2004 and the minimum value method for grants prior to May 20, 2004 and the following assumptions:

	Year Ended	Year Ended	Year Ended
	January 1,	January 2,	December 31,
	2006	2005	2003

Expected dividend rate	0%	0%	0%
Expected volatility	37% - 73%	0% - 79%	0%
Expected lives (years)	4	4-5	5
Risk-free interest rate	3.3% - 4.5%	2.8% - 3.7%	2.6% - 3.6%
      See Note 1 for the pro forma effect of accounting for stock options using the fair value method.

BLUE NILE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8.	Common Stock

Common Stock Warrants
      At December 31, 2003, the Company had warrants outstanding to purchase a total of 8,000 shares of common stock at an exercise price of $6.25 per share. In March 2004, all 8,000 warrants were exercised.

Note 9.	Employee Benefit Plan
      The Company has a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code covering all eligible officers and employees. The Company provides a discretionary matching contribution, which has generally been $0.50 for every $1.00 contributed by the employee up to 4% of each employee’s salary. Such contributions were approximately $113,000, $108,000 and $97,000 for the years ended January 1, 2006, January 2, 2005 and December 31, 2003, respectively.

Note 10.	Income Taxes
      The provision (benefit) for income taxes consists of the following (in thousands):

	Year Ended	Year Ended	Year Ended
	January 1,	January 2,	December 31,
	2006	2005	2003

Current income tax expense	$1,525	$605	$254
Deferred income tax benefit:
Utilization of net operating losses	6,201	5,162	4,438
Adjustment to beginning of year valuation allowance	—	—	(19,702)
Other	(326)	(125)	(690)

Total income tax expense (benefit)	$7,400	$5,642	$(15,700)

      A reconciliation of the statutory Federal income tax rate to the effective tax rate is as follows:

	Year Ended	Year Ended	Year Ended
	January 1,	January 2,	December 31,
	2006	2005	2003

Statutory Federal income tax rate	35.0%	35.0%	35.0%
Change in valuation allowance	—	—	(174.4)
Other	1.0	1.1	0.3

Effective tax rate	36.0%	36.1%	(139.1)%

BLUE NILE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Deferred income taxes reflect the net tax effect of temporary differences between amounts recorded for financial reporting purposes and amounts used for tax purposes. The major components of deferred tax assets are as follows (in thousands):

	January 1,	January 2,
	2006	2005

Deferred tax assets:
Current:
Net operating loss carryforwards	$2,937	$7,945
Reserves and allowances	429	422
Other	—	75
Noncurrent:
Net operating loss carryforwards	—	1,146
Excess of book over tax depreciation and amortization	933	792
Tax credit carryforwards	849	495
Other	37	42

Gross deferred tax assets	5,185	10,917
Deferred tax liabilities	(143)	—
Valuation allowance	—	—

Net deferred tax assets	$5,042	$10,917

      During 2003, the Company recorded a reduction in the valuation allowance of $19.7 million, primarily due to the Company realizing net income in 2002 and 2003. The Company believes that it is more likely than not that it will generate sufficient taxable income to utilize its deferred tax assets, including net operating loss carryforwards, within any applicable carryover periods.
      At January 1, 2006 the Company had net operating loss carryforwards for federal income tax purposes of approximately $8.4 million that expire between 2019 and 2021. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating losses may be limited in certain circumstances.

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

BLUE NILE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Year Ended	Year Ended	Year Ended
	January 1,	January 2,	December 31,
	2006	2005	2003

Net income	$13,153	$9,987	$26,986

Weighted average common shares outstanding	17,550	12,450	3,868

Basic net income per share	$0.75	$0.80	$6.98

Dilutive effect of options early exercised with repurchase rights	—	—	2
Dilutive effect of stock options and warrants	1,047	1,132	1,608
Dilutive effect of convertible preferred stock	—	4,303	10,885

Common stock and common stock equivalents	18,597	17,885	16,363

Diluted net income per share	$0.71	$0.56	$1.65

      The following is a summary of the securities outstanding during the respective periods that have been excluded from the calculations because the effect on net income per share would have been antidilutive (in thousands):

	Year Ended	Year Ended	Year Ended
	January 1,	January 2,	December 31,
	2006	2005	2003

Stock options	177	230	86
Preferred stock warrants	—	—	3

	177	230	89

Note 12.	Restructuring Costs
      In 2001, the Company recorded a restructuring charge of $1,017,000 related to the loss on facilities the Company no longer occupied and the write-off of leasehold improvements at these facilities. In 2002, the Company recorded a restructuring charge of $400,000 reflecting a decrease in estimated sublease income at one of these facilities. During 2003, the Company negotiated the termination of one of the leases and reversed $87,000 of the restructuring charge previously recorded. A summary of activity related

BLUE NILE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
to the restructuring charge for the years ended January 2, 2005 and December 31, 2003 and 2002 is as follows (in thousands):

Lease
Obligations

Restructuring accrual at December 31, 2001	$587
Changes in estimates	400
Cash paid	(395)

Restructuring accrual at December 31, 2002	592
Changes in estimates	(87)
Cash paid	(472)

Restructuring accrual at December 31, 2003	33
Cash paid	(33)

Restructuring accrual at January 2, 2005	$—

Note 13.	Subsequent Events
      On February 7, 2006, the board of directors announced the authorization for the Company to repurchase up to $100 million of the Company’s common stock during the next 24 months. The shares may be repurchased from time to time in open market transactions. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws.

Note 14.	Selected Quarterly Financial Information (unaudited)
      Summarized quarterly financial information for fiscal years 2005 and 2004 is as follows (in thousands, except per share data):

	Q1	Q2	Q3	Q4

2005 quarter:
Net sales	$44,116	$43,826	$41,996	$73,231
Gross profit	9,687	9,990	9,245	16,222
Net income	2,602	2,793	2,469	5,289
Basic net income per share	0.15	0.16	0.14	0.31
Diluted net income per share	0.14	0.15	0.13	0.29

	Q1	Q2	Q3	Q4

2004 quarter:
Net sales	$35,784	$35,022	$33,888	$64,548
Gross profit	8,212	7,927	7,369	14,144
Net income	1,904	1,864	1,656	4,563
Basic net income per share	0.43	0.18	0.09	0.26
Diluted net income per share	0.12	0.11	0.09	0.24

BLUE NILE, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

		Charged to
	Balance at	Revenue,
	Beginning	Costs or		Balance at
Description	of Period	Expenses	Deductions(A)	End of Period

Reserve deducted from asset to which it applies:
Year ended January 1, 2006
Reserve for deferred income tax assets	$—	$—	$—	$—

Year ended January 2, 2005
Reserve for deferred income tax assets	$—	$—	$—	$—

Year ended December 31, 2003
Reserve for deferred income tax assets	$19,702	$—	$(19,702)	$—

Reserve deducted from asset to which it applies:
Year ended January 1, 2006
Reserve for sales returns	$988	$16,989	$(17,001)	$976

Reserve for fraud	$152	$55	$(56)	$151

Year ended January 2, 2005
Reserve for sales returns	$769	$15,422	$(15,203)	$988

Reserve for fraud	$188	$8	$(44)	$152

Year ended December 31, 2003
Reserve for sales returns	$601	$11,714	$(11,546)	$769

Reserve for fraud	$113	$88	$(13)	$188

(A)	Adjustments to reduce the deferred tax valuation allowance were credited to the Company’s consolidated statements of operations. Deductions for sales returns and fraud consist of actual credit card chargebacks and sales returns in each period.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures

Report of Management on Internal Control over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal controls over financial reporting include those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets; (2) provide reasonable assurance that our transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of January 1, 2006, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of January 1, 2006.
      PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited management’s assessment of the effectiveness of our internal control over financial reporting as of January 1, 2006, as stated in its audit report as contained in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting
      There were no changes in our internal control over financial reporting during the quarter ended January 1, 2006, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Disclosure Controls and Procedures
      As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed by us in our periodic reports filed with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and SEC reports and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures. Based on their evaluation, our certifying officers concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.
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

/s/ Mark C. Vadon President, Chief Executive Officer	/s/ Diane M. Irvine Chief Financial Officer

Item 9B.	Other Information
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      The information required by this Item relating to our executive officers will be contained in our Proxy Statement with respect to our 2006 Annual Meeting of Stockholders under the caption “Executive Officers” and is incorporated herein by reference. The information required by this Item relating to our directors and nominees, including information with respect to audit committee financial experts and our code of ethics, will be contained in our Proxy Statement with respect to our 2006 Annual Meeting of Stockholders under the caption “Proposal 1 — Election of Directors” and is incorporated herein by reference. The information required by this Item regarding compliance with Section 16(a) of the Securities Exchange Act will be contained in our Proxy Statement with respect to our 2006 Annual Meeting of Stockholders under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year.

Item 11.	Executive Compensation
      The information required by this Item will be contained in our Proxy Statement with respect to our 2006 Annual Meeting of Stockholders under the caption “Compensation of Executive Officers” and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information required by this Item will be contained in our Proxy Statement with respect to our 2006 Annual Meeting of Stockholders under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions
      The information required by this Item will be contained in our Proxy Statement with respect to our 2006 Annual Meeting of Stockholders under the caption “Certain Relationships and Related Transactions” and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year.

Item 14.	Principal Accountant Fees and Services
      The information required by this Item will be contained in our Proxy Statement with respect to our 2006 Annual Meeting of Stockholders under the caption “Proposal 2 — Ratification of Selection of Independent Auditors” and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
      Index to Consolidated Financial Statements
      a. The following documents are filed as part of this report:

		Page

1.	Financial Statements:
	Report of Independent Registered Public Accounting Firm	32
	Consolidated Balance Sheets, as of January 1, 2006 and January 2, 2005	34
	Consolidated Statements of Operations, for the fiscal years ended January 1, 2006, January 2, 2005 and December 31, 2003	35
	Consolidated Statements of Changes in Mandatorily Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit), for the fiscal years ended January 1, 2006, January 2, 2005 and December 31, 2003	36
	Consolidated Statements of Cash Flows, for the fiscal years ended January 1, 2006, January 2, 2005 and December 31, 2003	37
	Notes to Consolidated Financial Statements	38

2.	Financial Statement Schedules:
	Schedule II, Valuation of Qualifying Accounts	53
	All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits

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

Diane M. Irvine
Chief Financial Officer
March 14, 2006
POWER OF ATTORNEY
      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mark C. Vadon and Diane M. Irvine, and each or any one of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments (including posting effective amendments) to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-facts and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitutes or substitutes, may lawfully do or cause to be done by virtue hereof.
      This report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, pursuant to the requirements of the Securities Exchange Act of 1934.

By	/s/ Mark C. Vadon Mark C. Vadon	President, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2006

By	/s/ Diane M. Irvine Diane M. Irvine	Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2006

By	/s/ W. Eric Carlborg W. Eric Carlborg	Director	March 14, 2006

By	/s/ Joseph Jimenez Joseph Jimenez	Director	March 14, 2006

By	/s/ Brian P. McAndrews Brian P. McAndrews	Director	March 14, 2006

By	/s/ Joanna A. Strober Joanna A. Strober	Director	March 14, 2006

By	/s/ Augustus O. Tai Augustus O. Tai	Director	March 14, 2006

By	/s/ Mary Alice Taylor Mary Alice Taylor	Director	March 14, 2006

EXHIBIT INDEX
      The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference. Where an exhibit is incorporated by reference, the number in parentheses indicates the document to which cross-reference is made. See the end of this exhibit index for a listing of cross-reference documents.

Exhibit
Number		Description

3	.1(1)	Amended and Restated Certificate of Incorporation of Blue Nile, Inc.
3	.2(2)	Amended and Restated Bylaws of Blue Nile, Inc.
4.1		Reference is made to Exhibits 3.1 and 3.2.
4	.2(3)	Specimen Stock Certificate.
4	.3(2)	Amended and Restated Investor Rights Agreement dated June 29, 2001 by and between Blue Nile, Inc. and certain holders of Blue Nile, Inc.’s preferred stock.
10	.1.1(2)*	Blue Nile, Inc. Amended and Restated 1999 Equity Incentive Plan.
10	.1.2(2)*	Form of Stock Option Agreement pursuant to the Blue Nile, Inc. 1999 Equity Incentive Plan.
10	.2.1(3)*	Blue Nile, Inc. 2004 Non-Employee Directors’ Stock Option Plan.
10	.2.2(6)*	Form of Stock Option Agreement pursuant to the Blue Nile, Inc. 2004 Non-Employee Directors’ Stock Option Plan.
10	.3(2)*	Blue Nile, Inc. 2004 Employee Stock Purchase Plan.
10	.4.1(4)*	Blue Nile, Inc. 2004 Equity Incentive Plan.
10	.4.2(6)*	Form of Stock Option Agreement pursuant to the 2004 Equity Incentive Plan.
10	.4.3(5)*	Blue Nile, Inc. Stock Grant Notice pursuant to the 2004 Equity Incentive Plan.
10	.5.1(4)	Sublease Agreement, dated May 22, 2003, between Amazon.com Holdings, Inc. and the registrant.
10	.5.2(4)	First Amendment to Sublease Agreement, dated July 3, 2003, between Amazon.com Holdings, Inc. and the registrant.
10	.6.1(4)	Lease, dated June 28, 2001, between Gull Industries, Inc. and the registrant.
10	.6.2(4)	First Amendment to Lease, dated December 11, 2002 between Gull Industries, Inc. and the registrant.
10	.6.3(4)	Second Amendment to Lease, dated November 15, 2003, between Gull Industries, Inc. and the registrant.
10	.7(2)*	Offer Letter with Diane M. Irvine, dated December 1, 1999.
10	.8(2)*	Offer Letter with Robert L. Paquin, dated September 7, 1999.
10	.9(2)*	Offer Letter with Dwight Gaston, dated May 14, 1999.
10	.10(2)*	Offer Letter with Susan S. Bell, dated August 22, 2001.
10	.11(2)*	Offer Letter with Darrell Cavens, dated July 30, 1999.
10	.12(6)*	Offer Letter with Terri Maupin, dated July 22, 2003.
10	.13(4)*	Form of Indemnification Agreement entered into between Blue Nile, Inc. and each of its directors and executive officers.
10	.14(7)*	Blue Nile, Inc. Executive Management Cash Incentive Program.
21	.1(6)	Subsidiaries of the Registrant.
23	.1(8)	Consent of PricewaterhouseCoopers LLP.
31	.1(8)	Certification of Chief Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31	.2(8)	Certification of Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit
Number		Description

32	.1(9)	Certification of Chief Executive Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
32	.2(9)	Certification of Principal Financial Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

*	Denotes a management contract or compensatory plan, contract or agreement, in which the Company’s directors or executive officers may participate.

(1)	Previously filed as Exhibit 3.1 to Blue Nile, Inc.’s Form 10-Q for the quarterly period ended July 4, 2004 (No. 000-50763), as filed with the Securities and Exchange Commission on August 6, 2004, and incorporated by reference herein.

(2)	Previously filed as the like numbered exhibit to Blue Nile, Inc.’s Registration Statement on Form S-1 (No. 333-113494), as filed with the Securities and Exchange Commission on March 11, 2004, as amended, and incorporated by reference herein.

(3)	Previously filed as the like numbered exhibit to Blue Nile, Inc.’s Registration Statement on Form S-1/ A (No. 333-113494), as filed with the Securities and Exchange Commission on May 4, 2004, as amended, and incorporated by reference herein.

(4)	Previously filed as the like numbered exhibit to Blue Nile, Inc.’s Registration Statement on Form S-1/ A (No. 333-113494), as filed with the Securities and Exchange Commission on April 19, 2004, as amended, and incorporated by reference herein.

(5)	Previously filed as Exhibit 10.1 to Blue Nile, Inc.’s Current Report on Form 8-K (No. 000-50763), as filed with the Securities and Exchange Commission on December 13, 2004 and incorporated by reference herein.

(6)	Previously filed as the like numbered exhibit to Blue Nile, Inc’s Annual Report on Form 10-K (No. 000-50763), as filed with the Securities and Exchange Commission on March 25, 2005 and incorporated by reference herein.

(7)	Previously filed as Item 1.01 to Blue Nile Inc’s Current Report on Form 8-K (No. 000-50763), as filed with the Securities and Exchange Commission on September 7, 2005 and incorporated by reference herein.

(8)	Filed herewith.

(9)	Filed herewith. The certifications attached as Exhibits 32.1 and 32.2 accompanies this Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Blue Nile, Inc. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.