Form 10-Q
period 2006-04-02
BLUE NILE INC
filed 2006-05-11
CIK 1091171

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-50763
BLUE NILE, INC.
(Exact name of registrant as specified in its charter)

Delaware	91-1963165
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

705 Fifth Avenue South, Suite 900, Seattle, Washington	98104
(Address of principal executive offices)	(Zip Code)
(206) 336-6700
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of April 28, 2006, the registrant had 17,388,587 shares of common stock outstanding.

Cautionary Note Regarding Forward-Looking Statements
This quarterly report on Form 10-Q contains forward-looking statements that involve many risks and uncertainties. These statements relate to future events and our future performance that are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of management as of the date of this filing. In some cases, you can identify forward-looking statements by terms such as “would,” “could,” “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “targets,” “seek,” or “continue,” the negative of these terms or other variations of such terms. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business and other characterizations of future events or circumstances, are forward-looking statements. These statements are only predictions based upon assumptions made that are believed to be reasonable at the time, and are subject to risk and uncertainties. Therefore, actual events or results may differ materially and adversely from those expressed in any forward-looking statement. In evaluating these statements, you should specifically consider the risks described under the caption “Item 1A — Risk Factors” and elsewhere in this Form 10-Q. These factors, and other factors, may cause our actual results to differ materially from any forward-looking statement. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

BLUE NILE, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
BLUE NILE, INC.
Consolidated Balance Sheets

	April 2,	January 1,
	2006	2006
	(Unaudited)
	(in thousands, except par value)
Assets
Current assets:
Cash and cash equivalents	$61,820	$71,921
Restricted cash	117	119
Marketable securities	27,782	42,748
Trade accounts receivable	613	1,567
Other accounts receivable	239	310
Inventories	13,681	11,764
Deferred income taxes	2,103	3,223
Prepaids and other current assets	641	844

Total current assets	106,996	132,496
Property and equipment, net	3,423	3,261
Intangible assets, net	344	352
Deferred income taxes	2,178	1,819
Other assets	77	77

Total assets	$113,018	$138,005

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$28,412	$50,157
Accrued liabilities	3,463	5,262
Current portion of deferred rent	205	208

Total current liabilities	32,080	55,627
Deferred rent, less current portion	807	863
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, none issued and outstanding
Common stock, $0.001 par value; 300,000 shares authorized
18,934 shares and 18,646 shares issued, respectively
17,432 shares and 17,331 shares outstanding, respectively	19	19
Additional paid-in capital	108,609	106,341
Deferred compensation	(410)	(480)
Accumulated other comprehensive income (loss)	(1)	5
Accumulated deficit	(4,007)	(6,362)
Treasury stock, at cost; 1,502 shares and 1,315 shares outstanding, respectively	(24,079)	(18,008)

Total stockholders’ equity	80,131	81,515

Total liabilities and stockholders’ equity	$113,018	$138,005

The accompanying notes are an integral part of these consolidated financial statements

BLUE NILE, INC.
Consolidated Statements of Operations

	Quarter Ended
	April 2,	April 3,
	2006	2005
	(Unaudited)
	(in thousands, except per share data)
Net sales	$50,694	$44,116
Cost of sales	40,325	34,429

Gross profit	10,369	9,687

Selling, general and administrative expenses	7,704	6,123

Operating income	2,665	3,564

Other income (expense) net:
Interest income	985	501

Income before income taxes	3,650	4,065
Income tax expense	1,295	1,463

Net income	$2,355	$2,602

Basic net income per share	$0.14	$0.15

Diluted net income per share	$0.13	$0.14

The accompanying notes are an integral part of these consolidated financial statements

BLUE NILE, INC.
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

Stockholders’ Equity

			Additional			Accumulated			Total
	Common Stock		Paid-in	Deferred	Accumulated	Other Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Compensation	Deficit	Income (Loss)	Shares	Amount	Equity
				(in thousands)
Balance, January 1, 2006	18,646	$19	$106,341	$(480)	$(6,362)	$5	(1,315)	$(18,008)	$81,515
Net income	—	—	—	—	2,355	—	—	—	2,355
Other comprehensive income (loss):
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	(6)	—	—	(6)

Total comprehensive income									2,349
Shares repurchased	—	—	—	—	—	—	(187)	(6,071)	(6,071)
Stock-based compensation	—	—	826	70	—	—	—	—	896
Exercise of stock options	288	—	976	—	—	—	—	—	976
Excess tax benefit from exercise of stock options	—	—	456	—	—	—	—	—	456
Issuance of common stock to directors	—	—	10	—	—	—	—	—	10

Balance, April 2, 2006	18,934	$19	$108,609	$(410)	$(4,007)	$(1)	(1,502)	$(24,079)	$80,131

The accompanying notes are an integral part of these consolidated financial statements

BLUE NILE, INC.
Consolidated Statements of Cash Flows

	Quarter Ended
	April 2,	April 3,
	2006	2005
	(Unaudited)
	(in thousands)
Operating activities:
Net income	$2,355	$2,602
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	468	415
Loss on disposal of fixed assets	—	5
Stock-based compensation	890	81
Deferred income taxes	1,220	1,378
Excess tax benefit from exercise of stock options	(418)	—
Changes in assets and liabilities:
Receivables, net	1,025	(30)
Inventories	(1,918)	(1,042)
Prepaid expenses and other assets	203	158
Accounts payable	(21,745)	(20,144)
Accrued liabilities	(1,797)	(3,018)
Deferred rent	(59)	(57)

Net cash used in operating activities	(19,776)	(19,652)

Investing activities:
Purchases of property and equipment	(608)	(157)
Proceeds from the sale of property and equipment	1	1
Purchases of marketable securities	(20,043)	(22,066)
Proceeds from the sale of marketable securities	35,000	37,000
Transfers of restricted cash	2	(118)

Net cash provided by investing activities	14,352	14,660

Financing activities:
Repurchase of common stock	(6,071)	(1,114)
Proceeds from stock option exercises	976	141
Excess tax benefit from exercise of stock options	418	—

Net cash used in financing activities	(4,677)	(973)

Net decrease in cash and cash equivalents	(10,101)	(5,965)

Cash and cash equivalents, beginning of period	71,921	59,499

Cash and cash equivalents, end of period	$61,820	$53,534

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
Basis of Presentation
The accompanying unaudited consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company’s annual report on Form 10-K filed for the year ended January 1, 2006. The same accounting policies are followed for preparing quarterly and annual financial statements. In the opinion of management, all adjustments necessary for the fair presentation of the financial position, results of operations and cash flows for the interim period have been included and are of a normal, recurring nature.
The financial information as of January 1, 2006 is derived from the Company’s audited consolidated financial statements and notes for the fiscal year ended January 1, 2006, included in Item 8 of the annual report on Form 10-K for the year then ended.
Due to a number of factors, including the seasonal nature of the retail industry and other factors described in this report, quarterly results are not necessarily indicative of the results for the full fiscal year or any other subsequent interim period.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates include the allowance for sales returns, the reserve for estimated fraud losses, the estimated fair value of stock options granted and the estimated rate of stock option forfeitures. Actual results could differ materially from those estimates.
Intangible Assets
Intangible assets represent the consideration paid for licenses and other similar agreements with finite lives. Amortization is calculated on a straight-line basis over the estimated useful life of the related assets, which range from 10 years to 17 years.

BLUE NILE, INC.
Notes to Consolidated Financial Statements
Stock-Based Compensation
The Company grants non-qualified stock options under its 2004 equity incentive plan (the “2004 Plan”) and its 2004 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”). Additionally, the Company has outstanding non-qualified and incentive stock options under its 1999 equity incentive plan (the “1999 Plan”). As of May 19, 2004, the effective date of the Company’s initial public offering, no additional stock options were granted under the 1999 Plan.
Prior to January 2, 2006, the Company accounted for options granted under its employee compensation plans using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25.” Under APB 25, compensation expense was recognized for the difference between the market price of the Company’s stock on the date of grant and the exercise price. As permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), stock-based compensation was included as a pro forma disclosure in the notes to the consolidated financial statements.
Effective January 2, 2006, the Company adopted the provisions of SFAS No. 123R (Revised 2004), “Share-Based Payment” (“SFAS 123R”) using the modified prospective transition method for all stock options issued after becoming a public company. SFAS 123R requires measurement of compensation cost for all options granted based on fair value on the date of grant and recognition of compensation over the service period for those options expected to vest. Stock-based compensation expense recorded for the quarter ended April 2, 2006 included the estimated expense for stock options granted on or subsequent to January 2, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R, and the estimated expense for the portion vesting in the period for options granted between March 11, 2004 (the date on which the Company was considered to be a public company for accounting purposes) and January 2, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123. Options granted prior to March 11, 2004 have been accounted for using the prospective transition method, which requires that those options continue to be accounted for under APB 25. In 2004 and 2003, the Company issued options to certain employees under the 1999 Plan with exercise prices below the deemed fair market value of the Company’s common stock at the date of grant. In accordance with the requirements of APB 25, the Company has recorded deferred stock-based compensation for the difference between the exercise price of the stock option and the deemed fair market value of the Company’s stock at the grant date. The deferred stock-based compensation is being amortized over the vesting period of the awards, generally four years. As prescribed under the modified prospective and prospective transition methods, results for the prior period have not been restated.
We recognize compensation expense on a straight-line basis over the requisite service period for each stock option grant. Total stock-based compensation expense recognized for the quarter ended April 2, 2006 was $880,000. Of this amount, $865,000 was recognized as selling, general and administrative expense and $15,000 was recognized as cost of sales. The related total tax benefit was $294,000. In addition, $15,000 of stock-based compensation was recorded for the quarter ended April 2, 2006 and was capitalized and included in property and equipment as a component of the cost capitalized for the development of software for internal use.
Prior to the adoption of SFAS 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash inflows in the consolidated statements of cash flows, in accordance with the provisions of Emerging Issues Task Force (“EITF”) Issue No. 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option” (“EITF 00-15”). SFAS 123R requires the benefits of tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis. This amount is shown as “Excess tax benefit from exercise of stock options” on the consolidated statement of cash flows and amounted to $418,000 for the quarter ended April 2, 2006.

BLUE NILE, INC.
Notes to Consolidated Financial Statements
The following table shows the effect on net income and earnings per share had stock-based compensation cost been recognized based upon the estimated fair value on the grant date of stock options in accordance with SFAS 123 as amended by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure” for the comparable prior year period (in thousands, except per share data):

Quarter Ended
April 3,
2005
Net income, as reported	$2,602
Add: Stock-based compensation expense, as reported	75
Deduct: Stock-based compensation expense determined under fair-value-based method, net of tax	(455)

Pro forma net income	$2,222

Income per share:
Basic — as reported	$0.15

Basic — pro forma	$0.13

Diluted — as reported	$0.14

Diluted — pro forma	$0.12

Disclosures for the quarter ended April 2, 2006 are not presented as the amounts are recognized in the consolidated financial statements.
The fair value of each option on the date of grant is estimated using the Black-Scholes-Merton option valuation model. The following weighted-average assumptions were used for options granted for the quarters ended April 2, 2006 and April 3, 2005:

	Quarter Ended
	April 2,	April 3,
	2006	2005
Expected term	4.34 years	4 years
Expected volatility	36.4%	69.6%
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	4.63%	3.71%
Expected annual forfeiture rate	7.0%	0.0%

Estimated fair value per option granted	$12.23	$15.85
•	Expected Term – This is the estimated period of time until exercise and is based on historical experience for options with similar terms and conditions, giving consideration to future expectations.

•	Expected Volatility – This is based on the Company’s historical stock price volatility in combination with the two-year implied volatility of its traded options.

•	Expected Dividend Yield – The Company has not paid dividends in the past and does not expect to pay dividends in the near future.

•	Risk-Free Interest Rate – This is the rate on Nominal U.S. Government Treasury Bills with lives commensurate with the lives of the options on the date of grant.

BLUE NILE, INC.
Notes to Consolidated Financial Statements
Recent Accounting Pronouncements
In November 2005, the FASB issued FASB Staff Position (“FSP”) FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP FAS 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP FAS 115-1 is required to be applied to reporting periods beginning after December 15, 2005. We adopted FSP FAS 115-1 on January 2, 2006. The adoption of this statement did not have a material impact on our consolidated results of operations or financial condition.
In February 2006, the EITF reached a consensus on Issue No. 06-3 (“EITF 06-3”), “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation).” The EITF reached a consensus that a company may adopt a policy for presenting taxes on a gross or net basis. If taxes are significant, the accounting policy should be disclosed and if taxes are presented gross, the amounts included in revenue should be disclosed. The consensus reached in this Issue is effective for periods beginning after December 15, 2006 with early application permitted. We will apply this guidance to our first quarter of fiscal 2007. We do not expect that the adoption of this statement will have a material impact on our consolidated results of operations or financial condition.
Note 2. Stock-based Compensation
Stock options are granted at prices equal to the fair market value of the Company’s common stock on the date of grant. Stock options granted generally provide for 25% vesting on the first anniversary from the date of grant with the remainder vesting monthly over three years, and expire 10 years from the date of grant. As of April 2, 2006, the Company had four stock option plans. Additional information regarding these plans is disclosed in Note 1 and in our annual report on Form 10-K for the year ended January 1, 2006.
A summary of stock option activity for the quarter ended April 2, 2006 is as follows (in thousands, except exercise price):

			Weighted
			average
			remaining
		Weighted average	contractual term	Aggregate
	Options	exercise price	(in years)	intrinsic value
Balance, January 1, 2006	2,095	$15.84
Granted	12	33.51
Exercised	(288)	3.39
Cancelled	(16)	27.10

Balance, April 2, 2006	1,803	$17.85	7.71	$31,268

Exercisable, April 2, 2006	958	$9.08	6.82	$25,027
Stock options granted during the quarter ended April 2, 2006 have a weighted average grant-date fair value of $12.23. The total intrinsic value of options exercised during the quarter ended April 2, 2006 was $8.8 million. As of April 2, 2006, the Company had total unrecognized compensation costs related to unvested stock options accounted for using the modified prospective and prospective methods under SFAS 123R of $8.6 million. We expect to recognize this cost over a weighted average period of 2.4 years. The unrecognized compensation cost related to stock options granted subsequent to March 11, 2004 will be adjusted for any future changes in the rate of estimated forfeitures. The unrecognized compensation cost related to stock options granted prior to March 11, 2004 and accounted for under the prospective application method will be adjusted for actual forfeitures as they occur.

BLUE NILE, INC.
Notes to Consolidated Financial Statements
     The following table summarizes information about stock options outstanding at April 2, 2006:

	Outstanding			Exercisable
		Weighted average
		Remaining
		contractual
	Options	life	Exercise	Options	Weighted average
Range of exercise price	(in thousands)	(in years)	price	(in thousands)	exercise price
$0.25	407	5.90	$0.25	401	$0.25
$0.28-$8.75	401	6.92	5.76	296	4.79
$9.38-$29.89	166	8.34	21.96	78	20.68
$30.00	400	8.32	30.00	153	30.00
$30.04-$42.15	429	9.33	32.93	30	32.52

	1,803	7.71	17.85	958	9.08

Note 3. Inventories
Inventories are stated at cost and consist of the following (in thousands):

	April 2,	January 1,
	2006	2006
Loose diamonds	$379	$629
Fine jewelry, watches and other	13,302	11,135

	$13,681	$11,764

Note 4. Marketable Securities
The Company’s marketable securities are classified as available-for-sale as defined by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). At April 2, 2006, marketable securities consisted of U.S. government and agencies’ securities maturing within one year. The securities are carried at fair value, with the unrealized gains and losses included in accumulated other comprehensive income (loss). Realized gains or losses on the sale of marketable securities are identified on a specific identification basis and are reflected as a component of interest income or expense.
Marketable securities totaled $27.8 million and $42.7 million at April 2, 2006 and January 1, 2006, respectively. There were no realized gains or losses on the sales of marketable securities for the quarter ended April 2, 2006. Gross unrealized gains and losses at April 2, 2006 and January 1, 2006 were not significant.
Any unrealized losses are considered temporary as the duration of the decline in value has been short, the extent of the decline is not severe and the Company has the ability to hold the investments until it recovers substantially all of the cost of the investment.
Note 5. Net Income Per Share
Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares and common share equivalents outstanding. Common share equivalents included in the computation represent common shares issuable upon assumed exercise of outstanding stock options, except when the effect of their inclusion would be antidilutive.

BLUE NILE, INC.
Notes to Consolidated Financial Statements
The following tables set forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Quarter Ended
	April 2,	April 3,
	2006	2005
Net income	$2,355	$2,602

Weighted average common shares outstanding	17,354	17,752

Basic net income per share	$0.14	$0.15

Dilutive effect of stock options	882	1,049

Common stock and common stock equivalents	18,236	18,801

Diluted net income per share	$0.13	$0.14

For the quarter ended April 2, 2006, there were 874,589 stock option shares excluded from the computation of net income per diluted share due to their antidilutive effect. For the quarter ended April 3, 2005, there were 547,298 stock option shares excluded from the computation of net income per diluted share due to their antidilutive effect.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our Consolidated Financial Statements and the related Notes contained elsewhere in this quarterly report on Form 10-Q and in our annual report on Form 10-K filed for our fiscal year ended January 1, 2006.
Overview
Net income in the first quarter of 2006 was $2.4 million, or $0.13 per diluted share. In the first quarter of 2005, net income and net income per diluted share were $2.6 million and $0.14, respectively. The 9.5% decrease in net income for the quarter was primarily due to the increase in stock-based compensation expense as a result of the implementation of SFAS 123R, as described below. Sales through our U.K. and Canada websites totaled $1.4 million for the quarter ended April 2, 2006.
During the first quarter of fiscal 2006, we adopted SFAS 123R, which requires the fair value of stock options granted to be included in our financial statements. Prior period financial statements are precluded from being revised to reflect this change. Stock-based compensation expense during the first quarter of 2006 was $880,000 compared to $75,000 for the first quarter of 2005. The accounting for stock-based compensation under SFAS 123R in the first quarter of 2006 had an impact of reducing both basic and diluted earnings per share by $0.03. We expect future stock-based compensation expense to be significant. Actual expense will depend on the nature, timing, and amount of stock options granted, and the assumptions used in valuing these stock options. Our tax accounting may also be impacted by actual exercise behavior and the relative market prices at exercise.
Critical Accounting Policies
The preparation of our consolidated financial statements requires that we make certain estimates and judgments that affect amounts reported and disclosed in our consolidated financial statements and related notes. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from those estimates. As discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our annual report on Form 10-K for the fiscal year ended January 1, 2006, we consider revenue recognition, fraud reserve, stock-based compensation and income taxes to be the most critical accounting policies in understanding the judgments that are involved in preparing the consolidated financial statements. With the adoption of SFAS 123R on January 2, 2006, we have modified our critical accounting policy relating to “Stock-based Compensation.”
Stock-based Compensation
We account for stock-based compensation in accordance with the fair value recognition provisions of SFAS 123R. We use the Black-Scholes-Merton option valuation model, which requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of the Company’s common stock price over the expected term, and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in these assumptions can materially affect the estimate of the fair value of employee stock options and consequently, the related amount of stock-based compensation expense recognized in the consolidated statements of operations.

Results of Operations
The following table presents our operating results for the periods indicated, including a comparison of the financial results for the periods indicated (dollars in thousands, except per share data):

			Comparison of the Quarter
	Quarter Ended	Quarter Ended	Ended April 2, 2006 to the
	April 2,	April 3,	Quarter Ended April 3, 2005
	2006	2005	$ Change	% Change
Net sales	$50,694	$44,116	$6,578	14.9%
Cost of sales	40,325	34,429	5,896	17.1%

Gross profit	10,369	9,687	682	7.0%

Operating expenses:
Selling, general and administrative	7,704	6,123	1,581	25.8%

Operating income	2,665	3,564	(899)	-25.2%

Other income (expense), net:
Interest income	985	501	484	96.6%

Income before income taxes	3,650	4,065	(415)	-10.2%
Income tax expense (benefit)	1,295	1,463	(168)	-11.5%

Net income	$2,355	$2,602	$(247)	-9.5%

Basic net income per share	$0.14	$0.15	$(0.01)	-6.7%

Diluted net income per share	$0.13	$0.14	$(0.01)	-7.1%

Comparison of the Quarter Ended April 2, 2006 to the Quarter Ended April 3, 2005
Net Sales
Net sales increased 14.9% to $50.7 million in the first quarter of 2006 from $44.1 million in the first quarter of 2005. The increase in net sales in the first quarter of 2006 was primarily due to an increase in our net sales volume of engagement rings, diamond jewelry and wedding bands.
Gross Profit
The increase in gross profit in the first quarter of 2006 resulted primarily from increases in sales volume, as discussed above. Gross profit as a percentage of net sales was 20.5% in the first quarter of 2006 compared to 22.0% in the first quarter of 2005. The decrease in gross profit as a percentage of net sales was primarily due to retail price reductions in diamonds instituted to optimize gross profit, and to a lesser extent, cost increases in gold, silver and platinum jewelry that were not fully passed on to our customers. We expect that gross profit will fluctuate in the future based primarily on changes in product acquisition costs, product mix and pricing decisions.

Selling, General and Administrative Expenses
The increase in selling, general and administrative expenses in the first quarter of 2006 was due to several factors. Stock-based compensation increased $792,000 as a result of the adoption of SFAS 123R. Marketing costs increased $664,000 due to higher sales volume and increases in online marketing costs. Credit card processing fees increased approximately $212,000 due to the increase in sales volume. Payroll and related costs increased approximately $129,000 due primarily to the addition of new employees. As a percentage of net sales, selling, general and administrative expenses were 15.2% and 13.9% in the first quarter of 2006 and the first quarter of 2005, respectively. The increase in selling, general and administrative expenses as a percentage of net sales in the first quarter of 2006 resulted primarily from the addition of stock-based compensation expenses as a result of the implementation of SFAS 123R, as discussed above. In the first quarter of 2006, selling, general and administrative expenses included approximately $865,000 of stock-based compensation expense as compared to $73,000 in the first quarter of 2005.
We expect selling, general and administrative expenses to increase in absolute dollars in future periods as a result of expansion of our marketing efforts to drive increases in net sales, growth in our fulfillment and customer service operations to support higher sales volumes, increases in credit card processing fees and other variable expenses. We also expect selling, general and administrative expenses to fluctuate based on the nature, amount and timing of stock options granted in the future.
Other Income (Expense), Net
Other income (expense), net consists primarily of interest income. The increase in interest income in the first quarter of 2006 is primarily due to an increase in interest rates and an increase in cash and cash equivalents and marketable securities during the first quarter of 2006 as compared to the same period in 2005.
Liquidity and Capital Resources
As of April 2, 2006, we had working capital of $74.9 million, including cash and cash equivalents of $61.8 million and marketable securities of $27.8 million, partially offset by accounts payable of $28.4 million. We believe that our current cash and cash equivalents and marketable securities as well as cash flows from operations will be sufficient to continue our operations and meet our capital needs for the foreseeable future.
Net cash of $19.8 million was used for operating activities in the first quarter of 2006, compared to cash used in operating activities of $19.7 million in the first quarter of 2005. Cash was provided by earnings of $2.4 million and $2.6 million in the first quarter of 2006 and the first quarter of 2005, respectively. This was primarily offset by net payments of payables totaling $21.7 million for the first quarter of 2006 and $20.1 million for the first quarter of 2005. The increase in net payments of payables in the first quarter of 2006 relates primarily to higher payments to suppliers in the first quarter of 2006 for inventory sold in the fourth quarter of 2005. The volume of sales in the fourth quarter of 2005 was greater than the volume of sales in the fourth quarter of 2004, resulting in an increase in the net payment of payables in the first quarter of 2006 compared to the first quarter of 2005. This payment cycle reflects what we believe to be the beneficial working capital characteristics of our business model, wherein we collect cash from customers within several business days following a related sale while we typically have longer payment terms with our suppliers. The increase in net payments of payables is also due to higher levels of inventory purchases in the first quarter of 2006 to support higher sales volumes as compared to the first quarter of 2005.
Net cash provided by investing activities was $14.4 million and $14.7 million for the first quarter of 2006 and the first quarter of 2005, respectively. This decrease was primarily due to an increase in capital expenditures for our technology system infrastructure, including software.

Net cash used in financing activities for the first quarter of 2006 was $4.7 million, related primarily to repurchases of Blue Nile, Inc. common stock. In February 2006, our board of directors authorized the repurchase of common stock with an aggregate total value of $100 million within the 24 month period following the approval date of such repurchase. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. During the first quarter of 2006, we purchased 187,400 shares of our common stock for approximately $6.1 million. Cash used in financing activities for the first quarter of 2005 was $973,000 resulting primarily from repurchases of Blue Nile, Inc. common stock under a repurchase plan authorized by the board of directors in February 2005. The increase in net cash used in financing activities in 2006 was partially offset by an increase in proceeds from stock option exercises and excess tax benefits from stock option exercises. In 2005, the excess tax benefit from stock option exercises was presented as operating cash inflows in accordance with EITF 00-15.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company’s exposure to financial market risk results primarily from fluctuations in interest rates. There have been no material changes to our market risks as disclosed in our annual report on Form 10-K for the year ended January 1, 2006.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
During the quarter ended April 2, 2006, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed by us in our periodic reports filed with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and SEC reports. Based on their evaluation, our certifying officers concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended April 2, 2006, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We were incorporated in March 1999 and have a limited operating history. As a result, it is difficult to accurately forecast our net sales and plan our operating expenses. We base our current and future expense levels on our operating forecasts and estimates of future net sales. Net sales and operating results are difficult to forecast because they generally depend on the volume and timing of the orders we receive, which are uncertain. Some of our expenses are fixed, and, as a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected shortfall in net sales. This inability could cause our net income in a given quarter to be lower than expected. We also make certain assumptions when forecasting the amount of expense we expect related to our stock-based compensation including the expected volatility of our stock price, the expected life of options granted and the expected rate of stock option forfeitures. These assumptions are partly based on historical results. If actual results differ from our estimates, our net income in a given quarter may be lower than expected.
We expect our quarterly financial results to fluctuate, which may lead to volatility in our stock price.
We expect our net sales and operating results to vary significantly from quarter to quarter due to a number of factors, including changes in:
•	demand for our products;

•	the costs to acquire diamonds and precious metals;

•	our ability to attract visitors to our websites and convert those visitors into customers;

•	our ability to retain existing customers or encourage repeat purchases;

•	our ability to manage our product mix and inventory;

•	wholesale diamond prices;

•	consumer tastes and preferences for diamonds and fine jewelry;

•	our ability to manage our operations;

•	the extent to which we provide for and pay taxes;

•	stock-based compensation expense as a result of the nature, timing and amount of stock options granted, the underlying assumptions used in valuing these options, the estimated rate of stock option forfeitures and other factors;

•	advertising and other marketing costs;

•	our, or our competitors’, pricing and marketing strategies;

•	general economic conditions;

•	conditions or trends in the diamond and fine jewelry industry;

•	conditions or trends in the Internet and e-commerce industry; and

•	costs of expanding or enhancing our technology or websites.
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
If we are unable to acquire quality diamonds and fine jewelry at commercially reasonable prices, our costs may exceed our forecasts, our gross margins and operating results may suffer and our competitive position could be damaged. The success of our business model depends, in part, on our ability to offer quality products to customers at prices that are below those of traditional jewelry retailers. A majority of the world’s supply of rough diamonds is controlled by a small number of diamond mining firms. As a result, any decisions made to restrict the supply of rough diamonds by these firms to our suppliers could substantially impair our ability to acquire diamonds at commercially reasonable prices, if at all. We do not currently have any direct supply relationship with these firms nor do we expect to enter into any such relationship in the foreseeable future. Our ability to acquire diamonds and fine jewelry is also substantially dependent on our relationships with various suppliers. Approximately 25%, 25% and 36% of our payments to our diamond and fine jewelry suppliers in 2005, 2004 and 2003, respectively, were made to our top three suppliers. Our inability to maintain and expand these and other future diamond and fine jewelry supply relationships on commercially reasonable terms or the inability of our current and future suppliers to maintain arrangements for the supply of products sold to us on commercially reasonable terms would substantially harm our business and results of operations.
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
Demand for our products has been highly sensitive to pricing changes. Changes in our pricing strategies have had and may continue to have a significant impact on our net sales, gross margins and net income. In the past, we have instituted retail price changes as part of our strategy to optimize gross profit. We may institute similar price changes in the future. Such price changes may not result in the optimization of gross profits. In addition, many external factors, including the costs to acquire diamonds and precious metals and our competitors’ pricing and marketing strategies, can significantly impact our pricing strategies. If we fail to meet customer expectations with respect to price in any given period, our business and results of operations would suffer.

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
The online market for diamonds and fine jewelry is significantly less developed than the online market for books, music, toys and other consumer products. If this market does not gain widespread acceptance, our business may suffer. Our success will depend, in part, on our ability to attract consumers who have historically purchased diamonds and fine jewelry through traditional retailers. Furthermore, we may have to incur significantly higher and more sustained advertising and promotional expenditures or price our products more competitively than we currently anticipate in order to attract additional online consumers to our websites and convert them into purchasing customers. Specific factors that could prevent consumers from purchasing diamonds and fine jewelry from us include:
•	concerns about buying luxury products such as diamonds and fine jewelry without a physical storefront, face-to-face interaction with sales personnel and the ability to physically handle and examine products;

•	delivery time associated with Internet orders;

•	product offerings that do not reflect consumer tastes and preferences;

•	pricing that does not meet consumer expectations;

•	concerns about the security of online transactions and the privacy of personal information;

•	delayed shipments or shipments of incorrect or damaged products;

•	inconvenience associated with returning or exchanging purchased items; and

•	useability, functions and features of our website.
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
A critical component of our brand promotion strategy is establishing a relationship of trust with our customers, which we believe can be achieved by providing a high quality customer experience. In order to provide a high quality customer experience, we have invested and will continue to invest substantial amounts of resources in our website development and functionality, technology infrastructure, fulfillment operations and customer service operations. Our ability to provide a high quality customer experience is also dependent, in large part, on external factors over which we may have little or no control, including, without limitation, the reliability and performance of our suppliers, third-party jewelry assemblers, third-party carriers and networking vendors. During our peak seasons, we rely on temporary employees to supplement our full-time customer service and fulfillment employees. Temporary employees may not have the same level of commitment to our customers as our full-time employees. If our customers are dissatisfied with the quality of the products or the customer service they receive, or if we are unable to deliver products to our customers in a timely manner or at all, our customers may stop purchasing products from us. We also rely on third parties for information, including product characteristics and availability that we present to consumers on our websites, which may, on occasion, be inaccurate. Our failure to provide our customers with high quality customer experiences for any reason could substantially harm our reputation and adversely impact our efforts to develop Blue Nile as a trusted brand. The failure of our brand promotion activities could adversely affect our ability to attract new customers and maintain customer relationships, and, as a result, substantially harm our business and results of operations.

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
We may experience theft of our products while they are being held in our fulfillment center or during the course of shipment to our customers by third-party shipping carriers. We have taken steps to prevent such theft and we maintain insurance to cover losses resulting from theft. However, if security measures fail, losses exceed our insurance coverage or we are not able to maintain insurance at a reasonable cost, we could incur significant losses from theft, which would substantially harm our business and results of operations.

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
Repurchases of our common stock may not prove to be the best use of our cash resources.
On February 2, 2006, our board of directors authorized the repurchase of up to $100 million of Blue Nile, Inc. common stock during the subsequent 24 month period following the approval date of such repurchases. During the first quarter of 2006, we repurchased 187,400 shares of our common stock for approximately $6.1 million. These repurchases and any repurchases we may make in the future may not prove to be at optimal prices and our use of cash for the stock repurchase program may not prove to be the best use of our cash resources.
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
As the Internet and online commerce industries evolve, we may be required to license emerging technologies useful in our business, enhance our existing services, develop new services and technologies that address the increasingly sophisticated and varied needs of our prospective customers and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. We may not be able to successfully implement new technologies or adapt our websites, proprietary technologies and transaction-processing systems to customer requirements or emerging industry standards. Our failure to do so would substantially harm our business and results of operations. We may be required to upgrade existing technologies or business applications, or implement new technologies or business applications. Our results of operations may be affected by the timing, effectiveness, costs and successful implementation of any upgrades or changes to our systems and infrastructure.

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
As a public reporting company, we are required to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, including expanded disclosures and accelerated reporting requirements and more complex accounting rules. Compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and other requirements may increase our costs and require additional management time and resources. We may need to continue to implement additional finance and accounting systems, procedures and controls to satisfy new reporting requirements. If our internal control over financial reporting is determined to be ineffective, investors could lose confidence in the reliability of our internal control over financial reporting, which could adversely affect our stock price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Repurchases
Issuer Purchases of Equity Securities
(Dollars in thousands except per share amounts)

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	that May Yet Be
			Part of Publicly	Purchased Under
	Total Number of	Average Price	Announced Plan or	the Plans or
	Shares Purchased	Paid per Share	Programs	Programs
				(1)
January 2, 2006 through January 29, 2006	—	$—	—	$12,627

January 30, 2006 through February 26, 2006	77,800	$31.66	77,800	$98,114

February 27, 2006 through April 2, 2006	109,600	$32.92	109,600	$94,506

(1)	Prior to February 11, 2006, when such plan expired, repurchases were made under a stock repurchase plan authorized by the board of directors on February 3, 2005 to repurchase up to $30 million of the Company’s common stock within the 12 month period following the approval date of such repurchase. Under this plan, we repurchased 583,275 shares of our common stock for approximately $17.9 million. On February 2, 2006, the board of directors authorized the repurchase of up to $100 million of the Company’s common stock within the 24 month period following the approval date of such repurchase. Such repurchase was announced on February 7, 2006. The shares may be repurchased from time to time in open market transactions or in negotiated transactions off the market. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws.

Item 6. Exhibits

Exhibit
Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Blue Nile, Inc.

3.2(2)	Amended and Restated Bylaws of Blue Nile, Inc.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2(3)	Specimen Stock Certificate.

4.3(2)	Amended and Restated Investor Rights Agreement dated June 29, 2001 by and between Blue Nile, Inc. and certain holders of Blue Nile, Inc.’s preferred stock.

31.1(4)	Certification of Chief Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2(4)	Certification of Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1(4)*	Certification of Chief Executive Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2(4)*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Previously filed as Exhibit 3.1 to Blue Nile, Inc.’s Form 10-Q for the quarterly period ended July 4, 2004 (No. 000-50763), as filed with the Securities and Exchange Commission on August 6, 2004, and incorporated by reference herein.

(2)	Previously filed as the like numbered exhibit to Blue Nile, Inc.’s Registration Statement on Form S-1 (No. 333-113494), as filed with the Securities and Exchange Commission on March 11, 2004, as amended, and incorporated by reference herein.

(3)	Previously filed as exhibit 4.2 to Blue Nile, Inc.’s Registration Statement on Form S-1/ A (No. 333-113494), as filed with the Securities and Exchange Commission on May 4, 2004, as amended, and incorporated by reference herein.

(4)	Filed herewith.

*	The certifications attached as Exhibits 32.1 and 32.2 accompany this quarterly report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Blue Nile, Inc. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUE NILE, INC.

Registrant

Date: May 10, 2006

/s/ Diane M. Irvine

Diane M. Irvine
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit
Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Blue Nile, Inc.

3.2(2)	Amended and Restated Bylaws of Blue Nile, Inc.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2(3)	Specimen Stock Certificate.

4.3(2)	Amended and Restated Investor Rights Agreement dated June 29, 2001 by and between Blue Nile, Inc. and certain holders of Blue Nile, Inc.’s preferred stock.

31.1(4)	Certification of Chief Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2(4)	Certification of Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1(4)*	Certification of Chief Executive Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2(4)*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Previously filed as Exhibit 3.1 to Blue Nile, Inc.’s Form 10-Q for the quarterly period ended July 4, 2004 (No. 000-50763), as filed with the Securities and Exchange Commission on August 6, 2004, and incorporated by reference herein.

(2)	Previously filed as the like numbered exhibit to Blue Nile, Inc.’s Registration Statement on Form S-1 (No. 333-113494), as filed with the Securities and Exchange Commission on March 11, 2004, as amended, and incorporated by reference herein.

(3)	Previously filed as exhibit 4.2 to Blue Nile, Inc.’s Registration Statement on Form S-1/ A (No. 333-113494), as filed with the Securities and Exchange Commission on May 4, 2004, as amended, and incorporated by reference herein.

(4)	Filed herewith.

*	The certifications attached as Exhibits 32.1 and 32.2 accompany this quarterly report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Blue Nile, Inc. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.