Form 10-Q
period 2006-07-02
BLUE NILE INC
filed 2006-08-10
CIK 1091171

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2006
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
      As of July 28, 2006, the registrant had 15,984,881 shares of common stock outstanding.

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

BLUE NILE, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
BLUE NILE, INC.
Consolidated Balance Sheets
(in thousands, except par value)

	July 2,	January 1,
	2006	2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$41,317	$71,921
Restricted cash	119	119
Marketable securities	14,934	42,748
Trade accounts receivable	638	1,567
Other accounts receivable	184	310
Inventories	11,211	11,764
Deferred income taxes	1,511	3,223
Prepaids and other current assets	788	844

Total current assets	70,702	132,496
Property and equipment, net	3,540	3,261
Intangible assets, net	336	352
Deferred income taxes	1,545	1,819
Other assets	77	77

Total assets	$76,200	$138,005

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$27,682	$50,157
Accrued liabilities	3,342	5,262
Current portion of deferred rent	202	208

Total current liabilities	31,226	55,627
Deferred rent, less current portion	752	863
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, none issued and outstanding Common stock, $0.001 par value; 300,000 shares authorized 18,963 shares and 18,646 shares issued, respectively 16,192 shares and 17,331 shares outstanding, respectively	19	19
Additional paid-in capital	109,778	106,341
Deferred compensation	(322)	(480)
Accumulated other comprehensive income (loss)	(1)	5
Accumulated deficit	(875)	(6,362)
Treasury stock, at cost; 2,771 shares and 1,315 shares outstanding, respectively	(64,377)	(18,008)

Total stockholders’ equity	44,222	81,515

Total liabilities and stockholders’ equity	$76,200	$138,005

The accompanying notes are an integral part of these consolidated financial statements

BLUE NILE, INC.
Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Quarter Ended		Year To Date Ended
	July 2,	July 3,	July 2,	July 3,
	2006	2005	2006	2005
Net sales	$56,916	$43,826	$107,610	$87,942
Cost of sales	45,568	33,836	85,893	68,265

Gross profit	11,348	9,990	21,717	19,677

Selling, general and administrative expenses	7,746	6,184	15,450	12,307

Operating income	3,602	3,806	6,267	7,370
Other income (expense), net:
Interest income	881	559	1,866	1,060
Other income	100	—	100	—

Total other income (expense), net	981	559	1,966	1,060

Income before income taxes	4,583	4,365	8,233	8,430
Income tax expense	1,451	1,572	2,746	3,035

Net income	$3,132	$2,793	$5,487	$5,395

Basic net income per share	$0.19	$0.16	$0.32	$0.30

Diluted net income per share	$0.18	$0.15	$0.31	$0.29

The accompanying notes are an integral part of these consolidated financial statements

BLUE NILE, INC.
Consolidated Statements of Changes in Stockholders’ Equity
(unaudited)
(in thousands)

			Additional			Accumulated			Total
	Common Stock		Paid-in	Deferred	Accumulated	Other Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Compensation	Deficit	Income (Loss)	Shares	Amount	Equity
Balance, January 1, 2006	18,646	$19	$106,341	$(480)	$(6,362)	$5	(1,315)	$(18,008)	$81,515
Net income	—	—	—	—	5,487	—	—	—	5,487
Other comprehensive income (loss):
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	(6)	—	—	(6)
Total comprehensive income									5,481
Shares repurchased	—	—	—	—	—	—	(1,456)	(46,369)	(46,369)
Amortization of deferred stock compensation	—	—	—	138	—	—	—	—	138
Reversal of deferred compensation relating to forfeited options	—	—	(20)	20	—	—	—	—	—
Stock-based compensation	—	—	1,738	—	—	—	—	—	1,738
Exercise of stock options	316	—	1,087	—	—	—	—	—	1,087
Tax benefit from exercise of stock options	—	—	612	—	—	—	—	—	612
Issuance of common stock to directors	1	—	20	—	—	—	—	—	20

Balance, July 2, 2006	18,963	$19	$109,778	$(322)	$(875)	$(1)	(2,771)	$(64,377)	$44,222

The accompanying notes are an integral part of these consolidated financial statements

BLUE NILE, INC.
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Year To Date Ended
	July 2,	July 3,
	2006	2005
Operating activities:
Net income	$5,487	$5,395
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	952	835
Loss on disposal of fixed assets	2	10
Stock-based compensation	1,859	169
Deferred income taxes	2,009	2,424
Tax benefit from exercise of stock options	592	459
Excess tax benefit from exercise of stock options	(34)	—
Changes in assets and liabilities:
Receivables, net	1,056	146
Inventories	553	1,065
Prepaid expenses and other assets	57	(193)
Accounts payable	(22,475)	(19,625)
Accrued liabilities	(1,919)	(2,958)
Deferred rent	(118)	(114)

Net cash used in operating activities	(11,979)	(12,387)

Investing activities:
Purchases of property and equipment	(1,182)	(346)
Proceeds from the sale of property and equipment	1	5
Purchases of marketable securities	(25,195)	(71,955)
Proceeds from the sale of marketable securities	53,000	64,000
Transfers of restricted cash	—	(119)

Net cash provided by (used in) investing activities	26,624	(8,415)

Financing activities:
Repurchase of common stock	(46,370)	(7,406)
Proceeds from stock option exercises	1,087	198
Excess tax benefit from exercise of stock options	34	—

Net cash used in financing activities	(45,249)	(7,208)

Net decrease in cash and cash equivalents	(30,604)	(28,010)

Cash and cash equivalents, beginning of period	71,921	59,499

Cash and cash equivalents, end of period	$41,317	$31,489

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
Reclassifications
Certain reclassifications of prior period balances have been made for consistent presentation with the current period. These reclassifications had no impact on net income, net cash used in operating activities or stockholders’ equity as previously reported.
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
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates include the allowance for sales returns and the estimated fair value of stock options granted. Actual results could differ materially from those estimates.
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
Prior to January 2, 2006, the Company accounted for options granted under its employee compensation plans using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25.” Under APB 25, compensation expense was recognized for the difference between the market price of the Company’s stock on the date of grant and the exercise price of the stock option. As permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), stock-based compensation was included as a pro forma disclosure in the notes to the consolidated financial statements.
Effective January 2, 2006, the Company adopted the provisions of SFAS No. 123R (Revised 2004), “Share-Based Payment” (“SFAS 123R”) using the modified prospective transition method for all stock options issued after becoming a public company. SFAS 123R requires measurement of compensation cost for all options granted based on fair value on the date of grant and recognition of compensation expense over the service period for those options expected to vest. Stock-based compensation expense recorded for the quarter and year to date ended July 2, 2006 included the estimated expense for stock options granted on or subsequent to January 2, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R, and the estimated expense for the portion vesting in the period for options granted between March 11, 2004 (the date on which the Company was considered to be a public company for accounting purposes) and January 2, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123. Options granted prior to March 11, 2004 have been accounted for using the prospective transition method, which requires that those options continue to be accounted for under APB 25. In accordance with the requirements of APB 25, the Company has recorded deferred stock-based compensation for the difference between the exercise price of the stock option and the deemed fair market value of the Company’s stock at the grant date. The deferred stock-based compensation is being amortized over the vesting period of the awards, generally four years. As prescribed under the modified prospective and prospective transition methods, results for the prior periods have not been restated.
We recognize compensation expense on a straight-line basis over the requisite service period for each stock option grant. Total stock-based compensation expense recognized for the quarter and year to date ended July 2, 2006 was approximately $959,000 and $1.8 million, respectively. Of this amount, approximately $943,000 and $1.8 million, respectively, was recognized as selling, general and administrative expense and approximately $16,000 and $31,000, respectively, was recognized as cost of sales. The related total tax benefit was approximately $317,000 and $605,000, respectively. In addition, approximately $22,000 and $37,000 of stock-based compensation costs that were recorded for the quarter and year to date ended July 2, 2006, respectively, were capitalized and included in property and equipment as a component of the cost capitalized for the development of software for internal use.
Prior to the adoption of SFAS 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash inflows in the consolidated statements of cash flows, in accordance with the provisions of Emerging Issues Task Force (“EITF”) Issue No. 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option” (“EITF 00-15”). The tax benefits resulting from the exercise of stock options granted prior to March 11, 2004 will continue to be reported as cash inflows in accordance with the prospective transition method. SFAS 123R requires the benefits of tax deductions in excess of the compensation cost recognized for those options granted on or subsequent to March 11, 2004 to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis. This amount is shown as “Excess tax benefit from exercise of stock options” on the consolidated statement of cash flows and amounted to $34,000 for the year to date ended July 2, 2006.

BLUE NILE, INC.
Notes to Consolidated Financial Statements
The following table shows the effect on net income and earnings per share had stock-based compensation cost been recognized based upon the estimated fair value on the grant date of stock options granted between March 11, 2004 and January 2, 2006 in accordance with SFAS 123 as amended by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure” for the comparable prior year periods (in thousands, except per share data):

		Year To Date
	Quarter Ended	Ended
	July 3,	July 3,
	2005	2005
Net income, as reported	$2,793	$5,395
Deduct: Stock-based compensation expense determined under fair-value-based method, net of tax	(418)	(787)

Pro forma net income	$2,375	$4,608

Income per share:
Basic — as reported	$0.16	$0.30

Basic — pro forma	$0.13	$0.26

Diluted — as reported	$0.15	$0.29

Diluted — pro forma	$0.13	$0.25

Disclosures for the quarter and year to date ended July 2, 2006 are not presented as the amounts are recognized in the consolidated financial statements.
The fair value of each option on the date of grant is estimated using the Black-Scholes-Merton option valuation model. The following weighted-average assumptions were used for the valuation of options granted during the periods ended July 2, 2006 and July 3, 2005:

	Quarter Ended		Year to Date Ended
	July 2,	July 3,	July 2,	July 3,
	2006	2005	2006	2005
Expected term	4.5 years	4 years	4.5 years	4 years
Expected volatility	36.0%	64.5%	36.0%	67.9%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	5.01%	3.73%	5.01%	3.72%
Estimated fair value per option granted	$11.07	$15.66	$11.09	$15.79
•	Expected Term – This is the estimated period of time until exercise and is based primarily on historical experience for options with similar terms and conditions, giving consideration to future expectations. We also considered the expected terms of other companies that have contractual terms, expected stock volatility and employee demographics similar to ours.

•	Expected Volatility – This is based on the Company’s historical stock price volatility in combination with the two-year implied volatility of its exchange traded options.

•	Expected Dividend Yield – The Company has not paid dividends in the past and does not expect to pay dividends in the near future.

•	Risk-Free Interest Rate – This is the rate on Nominal U.S. Government Treasury Bills with lives commensurate with the lives of the options on the date of grant.

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
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the implications of this statement and the impact on our consolidated results of operations and financial condition.
Note 2. Stock-based Compensation
Stock options are granted at prices equal to the fair market value of the Company’s common stock on the date of grant. Stock options granted generally provide for 25% vesting on the first anniversary from the date of grant with the remainder vesting monthly over three years, and expire 10 years from the date of grant. As of July 2, 2006, the Company had four stock option plans. Additional information regarding these plans is disclosed in Note 1 and in our annual report on Form 10-K for the year ended January 1, 2006.
A summary of stock option activity for the year to date ended July 2, 2006 is as follows (in thousands, except exercise price):

			Weighted average
		Weighted average	remaining contractual term	Aggregate intrinsic
	Options	exercise price	(in years)	value
Balance, January 1, 2006	2,095	$15.84
Granted	523	31.31
Exercised	(317)	3.43
Cancelled	(45)	26.06

Balance, July 2, 2006	2,256	$20.97	8.02	$25,625

Exercisable, July 2, 2006	994	$10.05	6.67	$22,004
Stock options granted during the year to date ended July 2, 2006 have a weighted average grant-date fair value of $11.09. The total intrinsic value of options exercised during the year to date ended July 2, 2006 was $9.6 million. As of July 2, 2006, the Company had total unrecognized compensation costs related to unvested stock options accounted for using the modified prospective and prospective methods under SFAS 123R of $11.6 million. We expect to recognize this cost over a weighted average period of 1.5 years. The unrecognized compensation cost related to stock options granted subsequent to March 11, 2004 will be adjusted for any future changes in the rate of estimated forfeitures. The unrecognized compensation cost related to stock options granted prior to March 11, 2004 and accounted for under the prospective application method will be adjusted for actual forfeitures as they occur.

BLUE NILE, INC.
Notes to Consolidated Financial Statements
The following table summarizes information about stock options outstanding at July 2, 2006:

	Outstanding			Exercisable
		Weighted average
		Remaining
		contractual
	Options	life	Exercise	Options	Weighted average
Range of exercise price	(in thousands)	(in years)	price	(in thousands)	exercise price
$0.25 - $0.275	516	5.65	$0.26	513	$0.26
$0.50 - $30.00	811	7.79	21.48	443	19.50
$30.04 - $30.92	46	9.79	30.42	4	30.41
$31.26 - $31.26	455	9.91	31.26	—	—
$31.43 - $42.15	428	9.11	33.00	34	32.59

	2,256	8.02	20.97	994	10.05

Note 3. Inventories
Inventories are stated at cost and consist of the following (in thousands):

	July 2,	January 1,
	2006	2006
Loose diamonds	$340	$629
Fine jewelry, watches and other	10,871	11,135

	$11,211	$11,764

Note 4. Marketable Securities
The Company’s marketable securities are classified as available-for-sale as defined by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). At July 2, 2006, marketable securities consisted of U.S. government and agencies’ securities maturing within one year. The securities are carried at fair value, with the unrealized gains and losses included in accumulated other comprehensive income (loss). Realized gains or losses on the sale of marketable securities are identified on a specific identification basis and are reflected as a component of interest income or expense.
Marketable securities totaled $14.9 million and $42.7 million at July 2, 2006 and January 1, 2006, respectively. There were no realized gains or losses on the sales of marketable securities for the quarter ended July 2, 2006. Gross unrealized gains and losses at July 2, 2006 and January 1, 2006 were not significant.
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

BLUE NILE, INC.
Notes to Consolidated Financial Statements
The following tables set forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Quarter Ended		Year To Date Ended
	July 2,	July 3,	July 2,	July 3,
	2006	2005	2006	2005
Net income	$3,132	$2,793	$5,487	$5,395

Weighted average common shares outstanding	16,874	17,625	17,114	17,688

Basic net income per share	$0.19	$0.16	$0.32	$0.30

Dilutive effect of stock options	688	1,025	784	1,038

Common stock and common stock equivalents	17,562	18,650	17,898	18,726

Diluted net income per share	$0.18	$0.15	$0.31	$0.29

For the quarter and year to date ended July 2, 2006, there were 1,049,167 and 959,197, respectively, stock option shares excluded from the computation of net income per diluted share due to their antidilutive effect. For the quarter and year to date ended July 3, 2005, there were 528,796 and 567,826, respectively, stock option shares excluded from the computation of net income per diluted share due to their antidilutive effect.
Note 6. Subsequent Events
On July 27, 2006, the board of directors authorized the Company to repurchase up to an additional $50.0 million of the Company’s common stock during the subsequent 24 months. The shares may be purchased from time to time in open market transactions. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our Consolidated Financial Statements and the related Notes contained elsewhere in this quarterly report on Form 10-Q and the annual report on Form 10-K filed for our fiscal year ended January 1, 2006.
Management Overview
During our second quarter ended July 2, 2006, net income increased 12.1% to $3.1 million from $2.8 million generated in the second quarter of 2005. Net sales increased 29.9% to $56.9 million from $43.8 million during the second quarter of 2005. The increase in net sales is attributable to an increase in sales volume. Gross profit of $11.3 million increased $1.4 million in the second quarter ended July 2, 2006 compared to the same period in 2005. Operating income for the quarter ended July 2, 2006 decreased 5.4% to $3.6 million from $3.8 million as a result of an increase in selling, general and administrative expenses, primarily due to an increase in stock-based compensation expense related to the implementation of SFAS 123R, as described below. Other factors contributing to the increase in net income for the second quarter were higher interest income and lower income tax expense as compared to the same period in 2005.
During the year to date ended July 2, 2006, net income increased 1.7% to $5.5 million from $5.4 million during the same period in 2005. Net sales increased 22.4% to $107.6 million compared to $87.9 million in the year to date ended July 3, 2005. The increase in net sales is due to higher sales volume. Gross profit increased $2.0 million to $21.7 million for the year to date ended July 2, 2006 compared to the same period in 2005. Operating income for the year to date ended July 2, 2006 decreased 15.0% to $6.3 million from $7.4 million, due to an increase in selling, general and administrative expenses, resulting primarily from an increase in stock-based compensation expense related to the implementation of SFAS 123R, as described below. Other factors contributing to the increase in net income for the year to date ended July 2, 2006 were higher interest income and lower income tax expense compared to the same period in 2005.
On January 2, 2006, we adopted SFAS 123R, which requires the fair value of stock options granted to be included in our financial statements. Prior period financial statements are precluded from being revised to reflect this change. Stock-based compensation expense during the second quarter of 2006 was $959,000 compared to $79,000 for the second quarter of 2005 and was $1.8 million during the year to date ended July 2, 2006 compared to $154,000 during the corresponding period of 2005. The accounting for stock-based compensation under SFAS 123R in the second quarter of 2006 and in the year to date ended July 2, 2006 had an impact of reducing both basic and diluted earnings per share by $0.03 and $0.06, respectively. We expect future stock-based compensation expense to be significant. Actual expense will depend on the nature, timing, and amount of stock options granted and the assumptions used in valuing these stock options. Our tax accounting may also be impacted by actual exercise behavior and the relative market prices at exercise.
Critical Accounting Policies
The preparation of our consolidated financial statements requires that we make certain estimates and judgments that affect amounts reported and disclosed in our consolidated financial statements and related notes. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from those estimates. We consider revenue recognition, stock-based compensation and income taxes to be the most critical accounting policies in understanding the judgments that are involved in preparing the consolidated financial statements. With the adoption of SFAS 123R on January 2, 2006, we have modified our critical accounting policy relating to “Stock-based Compensation.”
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

Results of Operations
Comparison of the Quarter Ended July 2, 2006 to the Quarter Ended July 3, 2005
The following table presents our operating results for the quarters ended July 2, 2006 and July 3, 2005, respectively, including a comparison of the financial results for these periods (dollars in thousands, except per share data):

	Quarter Ended	Quarter Ended
	July 2,	July 3,
	2006	2005	$ Change	% Change
Net sales	$56,916	$43,826	$13,090	29.9%
Cost of sales	45,568	33,836	11,732	34.7%

Gross profit	11,348	9,990	1,358	13.6%

Selling, general and administrative expenses:	7,746	6,184	1,562	25.3%

Operating income	3,602	3,806	(204)	-5.4%

Other income (expense), net:
Interest income	881	559	322	57.6%
Other income	100	—	100	100.0%

Total other income (expense), net	981	559	422	75.5%

Income before income taxes	4,583	4,365	218	5.0%
Income tax expense	1,451	1,572	(121)	-7.7%

Net income	$3,132	$2,793	$339	12.1%

Basic net income per share	$0.19	$0.16	$0.03	18.8%

Diluted net income per share	$0.18	$0.15	$0.03	20.0%

Net Sales
Net sales increased 29.9% to $56.9 million in the second quarter of 2006 from $43.8 million in the second quarter of 2005. The increase in net sales in the second quarter of 2006 was primarily due to higher net sales volume in all product categories.
Gross Profit
The increase in gross profit in the second quarter of 2006 resulted primarily from higher sales volume, as discussed above. Gross profit as a percentage of net sales was 19.9% in the second quarter of 2006 compared to 22.8% in the second quarter of 2005. The decrease in gross profit as a percentage of net sales was primarily due to retail price reductions in diamonds that were instituted in the first quarter of 2006 to optimize gross profit, and to a lesser extent, to cost increases in gold, silver and platinum jewelry that were not fully passed on to our customers. We expect that gross profit will fluctuate in the future based primarily on changes in product acquisition costs, product mix and pricing decisions.

Selling, General and Administrative Expenses
The increase in selling, general and administrative expenses in the second quarter of 2006 was due to several factors. Stock-based compensation increased approximately $867,000 as a result of the adoption of SFAS 123R. Marketing costs increased approximately $538,000 due to higher sales volume and increases in online marketing costs. Credit card processing fees increased approximately $285,000 due to the increase in sales volume. These increases were partially offset by lower contractor and consultant costs in the second quarter of 2006 as compared to the second quarter of 2005, which included costs related to the implementation of Sarbanes-Oxley 404. As a percentage of net sales, selling, general and administrative expenses were 13.6% and 14.1% in the second quarter of 2006 and the second quarter of 2005, respectively. The decrease in selling, general and administrative expenses as a percentage of net sales in the second quarter of 2006 resulted primarily from our ability to grow sales at a greater pace than selling, general and administrative expenses, which included the addition of stock-based compensation expenses as a result of the implementation of SFAS 123R. In the second quarter of 2006, selling, general and administrative expenses included approximately $943,000 of stock-based compensation expense as compared to $76,000 in the second quarter of 2005.
We expect selling, general and administrative expenses to increase in absolute dollars in future periods as a result of anticipated higher net sales, growth in our fulfillment and customer service operations to support higher sales volumes, increases in credit card processing fees and other variable expenses. We also expect selling, general and administrative expenses to fluctuate based on the nature, amount and timing of stock options granted in the future.
Other Income (Expense), Net
Other income (expense), net consists primarily of interest income. The increase in interest income in the second quarter of 2006 is primarily due to an increase in interest rates partially offset by a decrease in average balances of cash, cash equivalents and marketable securities during the second quarter of 2006 as compared to the second quarter of 2005.
Income Tax Expense
Income tax expense as a percentage of income before income taxes was 31.7% (the “effective income tax rate”), as compared to 36.0% in the prior year period. This change resulted from adjustments arising from the final determination of our 2005 income tax expense and adjustments to deferred taxes for the second quarter of 2006.

Comparison of the Year To Date Ended July 2, 2006 to the Year To Date Ended July 3, 2005
The following table presents our operating results for the year to date periods ended July 2, 2006 and July 3, 2005 respectively, including a comparison of the financial results for these periods (dollars in thousands, except per share data):

	Year To Date	Year To Date
	Ended July 2,	Ended July 3,
	2006	2005	$ Change	% Change
Net sales	$107,610	$87,942	$19,668	22.4%
Cost of sales	85,893	68,265	17,628	25.8%

Gross profit	21,717	19,677	2,040	10.4%

Selling, general and administrative expenses:	15,450	12,307	3,143	25.5%

Operating income	6,267	7,370	(1,103)	-15.0%

Other income (expense), net:
Interest income	1,866	1,060	806	76.0%
Other income	100	—	100	100.0%

Total other income (expense), net	1,966	1,060	906	85.5%

Income before income taxes	8,233	8,430	(197)	-2.3%
Income tax expense	2,746	3,035	(289)	-9.5%

Net income	$5,487	$5,395	$92	1.7%

Basic net income per share	$0.32	$0.30	$0.02	6.7%

Diluted net income per share	$0.31	$0.29	$0.02	6.9%

Net Sales
Net sales increased 22.4% to $107.6 million for the year to date ended July 2, 2006 from $87.9 million for the year to date ended July 3, 2005. The increase in net sales was primarily due to higher net sales volume in our engagement ring, diamond jewelry, loose diamond and wedding band merchandise categories.
Gross Profit
The increase in gross profit for the year to date ended July 2, 2006 resulted primarily from higher sales volume, as discussed above. Gross profit as a percentage of net sales was 20.2% for the year to date ended July 2, 2006 compared to 22.4% for the year to date ended July 3, 2005. The decrease in gross profit as a percentage of net sales was primarily due to retail price reductions in diamonds that were instituted in the first quarter of 2006 to optimize gross profit, and to a lesser extent, to cost increases in gold, silver and platinum jewelry that were not fully passed on to our customers. We expect that gross profit will fluctuate in the future based primarily on changes in product acquisition costs, product mix and pricing decisions.

Selling, General and Administrative Expenses
The increase in selling, general and administrative expenses for the year to date ended July 2, 2006 was due to several factors. Stock-based compensation increased approximately $1.7 million as a result of the adoption of SFAS 123R. Marketing costs increased approximately $1.2 million due to higher sales volume and increases in online marketing costs. Credit card processing fees increased approximately $497,000 due primarily to the increase in sales volume. Payroll and related costs increased approximately $140,000 due primarily to the addition of new employees. These increases were partially offset by lower contractor and consultant costs for the year to date ended July 2, 2006 as compared to the year to date ended July 3, 2005, which included costs related to the implementation of Sarbanes-Oxley 404. As a percentage of net sales, selling, general and administrative expenses were 14.4% for the year to date ended July 2, 2006 compared to 14.0% for the year to date ended July 3, 2005. The increase in selling, general and administrative expenses as a percentage of net sales for the year to date ended July 2, 2006 resulted primarily from the addition of stock-based compensation expenses as a result of the implementation of SFAS 123R. For the year to date ended July 2, 2006, selling, general and administrative expenses included approximately $1.8 million of stock-based compensation expense as compared to $149,000 for the year to date ended July 3, 2005.
We expect selling, general and administrative expenses to increase in absolute dollars in future periods as a result of anticipated growth in net sales, growth in our fulfillment and customer service operations to support higher sales volumes, increases in credit card processing fees and other variable expenses. We also expect selling, general and administrative expenses to fluctuate based on the nature, amount and timing of stock options granted in the future.
Other Income (Expense), Net
Other income (expense), net consists primarily of interest income. The increase in interest income for the year to date ended July 2, 2006 is primarily due to an increase in interest rates during the year to date ended July 2, 2006 as compared to the same period in 2005.
Income Tax Expense
The effective income tax rate for the year to date ended July 2, 2006 was 33.4%, as compared to 36.0% for the prior year period. This change resulted from adjustments arising from the final determination of our 2005 income tax expense and adjustments to deferred taxes for the year to date ended July 2, 2006.
The Company currently estimates that its effective income tax rate for the second half of its fiscal year 2006 is expected to be approximately 35.5%, as compared to 36.0% for fiscal year 2005.
Liquidity and Capital Resources
As of July 2, 2006, working capital totaled $39.5 million, including cash and cash equivalents of $41.3 million and marketable securities of $14.9 million, partially offset by accounts payable of $27.7 million. We believe that our current cash and cash equivalents and marketable securities as well as cash flows from operations will be sufficient to continue our operations and meet our capital needs for the foreseeable future.
Net cash of $12.0 million was used for operating activities for the year to date ended July 2, 2006, compared to cash used in operating activities of $12.4 million for the year to date ended July 3, 2005. Cash was provided by earnings of $5.5 million and $5.4 million for the year to date ended July 2, 2006 and the year to date ended July 3, 2005, respectively. This was primarily offset by net payments of payables totaling $22.5 million for the year to date ended July 2, 2006 and $19.6 million for the year to date ended July 3, 2005. The increase in net payments of payables in 2006 relates primarily to higher payments to suppliers in the first quarter of 2006 for inventory sold in the fourth quarter of 2005. The volume of sales in the fourth quarter of 2005 was greater than the volume of sales in the fourth quarter of 2004, resulting in an increase in the net payment of payables in the first quarter of 2006 compared to the first quarter of 2005. This payment cycle reflects what we believe to be the beneficial working capital characteristics of our business model, wherein we collect cash from customers within several business days following a related sale while we typically have longer payment terms with our suppliers.

Net cash provided by investing activities was $26.6 million for the year to date ended July 2, 2006. Cash provided in 2006 was primarily from net sales of marketable securities of $27.8 million partially offset by capital expenditures for our technology system infrastructure, including software. Cash used in investing activities was $8.4 million for the year to date ended July 3, 2005, which related primarily to net purchases of marketable securities of $8.0 million.
Net cash used in financing activities for the year to date ended July 2, 2006 was $45.2 million, related primarily to repurchases of Blue Nile, Inc. common stock. In February 2006, our board of directors authorized the repurchase of common stock with an aggregate total value of up to $100 million within the 24 month period following the approval date of such repurchase. The timing and amount of any shares repurchased is determined by the Company’s management based on its evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan, which permits shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. During the second quarter of 2006, we purchased approximately 1.3 million shares of our common stock for approximately $40.3 million. Cash used in financing activities for the year to date ended July 3, 2005 was $7.2 million related primarily to repurchases of Blue Nile, Inc. common stock under a repurchase plan authorized by the board of directors in February 2005. The increase in net cash used in financing activities in 2006 was partially offset by an increase in proceeds from stock option exercises and excess tax benefits from stock option exercises. In 2005, the excess tax benefits from stock option exercises were presented as operating cash inflows in accordance with EITF 00-15.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company’s exposure to financial market risk results primarily from fluctuations in interest rates. There have been no material changes to our market risks as disclosed in our annual report on Form 10-K for the year ended January 1, 2006.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
During the quarter ended July 2, 2006, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed by us in our periodic reports filed with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and SEC reports. Based on their evaluation, our certifying officers concluded that as of the end of the period covered by this report, these disclosure controls and procedures are effective in the timely recording, processing, summarizing and reporting of material financial and non-financial information.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended July 2, 2006, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors
You should carefully consider the risks described below and elsewhere in this report, which could materially and adversely affect our business, results of operations or financial condition. In those cases, the trading price of our common stock could decline and you may lose all or part of your investment. For the current quarter there have been no material changes to the risk factors disclosed below.
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
We have experienced and expect to continue to experience seasonal fluctuations in our net sales. In particular, a disproportionate amount of our net sales has been realized during the fourth quarter as a result of the December holiday season, and we expect this seasonality to continue in the future. Approximately 36%, 38% and 38% of our net sales in 2005, 2004 and 2003, respectively, were generated during the fourth quarter of each year. In anticipation of increased sales activity during the fourth quarter, we may incur significant additional expenses, including higher inventory of jewelry and additional staffing in our fulfillment and customer support operations. If we were to experience lower than expected net sales during any future fourth quarter, it would have a disproportionately large impact on our operating results and financial condition for that year. We also experience considerable fluctuations in net sales in periods preceding other annual occasions such as Valentine’s Day and Mother’s Day. In the future, our seasonal sales patterns may become more pronounced, may strain our personnel and fulfillment activities and may cause a shortfall in net sales as compared to expenses in a given period, which would substantially harm our business and results of operations.
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
The online market for diamonds and fine jewelry is significantly less developed than the online market for books, music, toys and other consumer products. If this market does not gain widespread acceptance, our business may suffer. Our success will depend, in part, on our ability to attract consumers who have historically purchased diamonds and fine jewelry through traditional retailers. Furthermore, we may have to incur significantly higher and more sustained advertising and promotional expenditures or price our products more competitively than we currently anticipate in order to attract additional online consumers to our websites and convert them into purchasing customers. Specific factors that could prevent consumers from purchasing diamonds and fine jewelry from us include:
•	concerns about buying luxury products such as diamonds and fine jewelry without a physical storefront, face-to-face interaction with sales personnel and the ability to physically handle and examine products;

•	delivery time associated with Internet orders;

•	product offerings that do not reflect consumer tastes and preferences;

•	pricing that does not meet consumer expectations;

•	concerns about the security of online transactions and the privacy of personal information;

•	delayed shipments or shipments of incorrect or damaged products;

•	inconvenience associated with returning or exchanging purchased items; and

•	usability, functions and features of our website.
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
In recent years, increasing attention has been focused on “conflict” diamonds, which are diamonds extracted from war-torn regions in Africa and sold by rebel forces to fund insurrection. Diamonds are, in some cases, also believed to be used to fund terrorist activities in some regions. Blue Nile supports the Kimberley Process, an international initiative intended to ensure diamonds are not illegally traded to fund conflict. As part of this initiative, we require our diamond suppliers to sign a statement acknowledging compliance with the Kimberley Process. In addition, Blue Nile prohibits the use of its business or services for money laundering or terrorist financing in accordance with the USA Patriot Act. Through these and other efforts, we believe that the suppliers from whom we purchase our diamonds seek to exclude conflict diamonds from their inventories. However, we cannot independently determine whether any diamond we offer was extracted from these regions. Current efforts to increase consumer awareness of this issue and encourage legislative response could adversely affect consumer demand for diamonds.
Consumer confidence is dependent, in part, on the certification of our diamonds by independent laboratories. A decline in the quality of the certifications provided by these laboratories could adversely impact demand for our products. Additionally, a decline in consumer confidence in the credibility of independent diamond grading certifications could adversely impact demand for our diamond products.
Our jewelry offerings must reflect the tastes and preferences of a wide range of consumers whose preferences may change regularly. Our strategy has been to offer primarily what we consider to be classic styles of fine jewelry, but there can be no assurance that these styles will continue to be popular with consumers in the future. If the styles we offer become less popular with consumers and we are not able to adjust our product offerings in a timely manner, our net sales may decline or fail to meet expected levels.
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
Our success depends on our ability to successfully receive and fulfill orders and to promptly and securely deliver our products to our customers. Most of our inventory management, jewelry assembly, packaging, labeling and product return processes are performed in a single fulfillment center. This facility is susceptible to damage or interruption from human error, fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, break-ins, earthquake and similar events. We do not presently have a formal disaster recovery plan and our business interruption insurance may be insufficient to compensate us for losses that may occur in the event operations at our fulfillment center are interrupted. We have expanded and may further expand our existing fulfillment center in the near future. Any interruptions in our fulfillment center operations for any significant period of time, including interruptions resulting from the expansion of our existing facility, could damage our reputation and brand and substantially harm our business and results of operations.

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
On February 2, 2006, our board of directors authorized the repurchase of up to $100 million of Blue Nile, Inc. common stock during the subsequent 24 month period following the approval date of such repurchases. On July 27, 2006, our board of directors authorized the repurchase of up to an additional $50 million of Blue Nile, Inc. common stock during the subsequent 24 month period following the approval date of such repurchase. During the second quarter of 2006, we repurchased approximately 1.3 million shares of our common stock for approximately $40.3 million. These repurchases and any repurchases we may make in the future may not prove to be at optimal prices and our use of cash for the stock repurchase program may not prove to be the best use of our cash resources.
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
As a public reporting company, we are required to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, including expanded disclosures and accelerated reporting requirements and more complex accounting rules. Compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and other requirements may increase our costs and require additional management time and resources. We may need to continue to implement additional finance and accounting systems, procedures and controls to satisfy new reporting requirements. If our internal control over financial reporting is determined to be ineffective, investors could lose confidence in the reliability of our financial reporting, which could adversely affect our stock price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Repurchases
Issuer Purchases of Equity Securities
(Dollars in thousands except per share amounts)

				Approximate
			Total Number of	Dollar Value of
			Shares Purchased as	Shares that May
			Part of Publicly	Yet Be Purchased
	Total Number of	Average Price Paid	Announced Plans or	Under the Plans or
	Shares Purchased	per Share	Programs	Programs
				(1)
April 3, 2006 through April 30, 2006	47,300	$34.22	47,300	$92,888
May 1, 2006 through May 28, 2006	840,109	$32.29	840,109	$65,757
May 29, 2006 through July 2, 2006	380,838	$30.32	380,838	$54,208

(1)	On February 2, 2006, the board of directors authorized the repurchase of up to $100 million of the Company’s common stock within the 24 month period following the approval date of such repurchase. Such repurchase was announced on February 7, 2006. On July 27, 2006, the board of directors authorized the repurchase of up to an additional $50 million of the Company’s common stock within the 24 month period following the approval date of such repurchase. Such repurchase authorization was announced on August 1, 2006. The shares may be repurchased from time to time in open market transactions or in negotiated transactions off the market. The timing and amount of any shares repurchased is determined by the Company’s management based on its evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws.

Item 4. Submission of Matters to a Vote of Security Holders
At the Annual Meeting of Stockholders of the Company held on May 23, 2006, the stockholders elected two directors to serve until the 2009 Annual Meeting of Stockholders and ratified the Audit Committee’s selection of Deloitte & Touche LLP to serve as the Company’s independent registered public accounting firm for fiscal 2006. The terms of the other members of the Company’s Board of Directors, W. Eric Carlborg, Diane Irvine, Joseph Jimenez, Brian McAndrews, Joanna Strober and Mark Vadon, continued after the Annual Meeting of Stockholders. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended.
The table below shows the results of the stockholders’ voting:

			Votes Withheld/
	Votes in Favor	Votes Against	Abstentions
Proposal 1:
Election of two directors for three-year terms expiring at the 2009 annual meeting of stockholders:
Mary Alice Taylor	16,707,391	NA	278,511
Anne Saunders	16,905,863	NA	80,039

Proposal 2:
Ratification of the selection of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2006	16,904,689	77,155	4,058

Item 6. Exhibits

Exhibit
Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Blue Nile, Inc.

3.2(2)	Amended and Restated Bylaws of Blue Nile, Inc.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2(3)	Specimen Stock Certificate.

4.3(2)	Amended and Restated Investor Rights Agreement dated June 29, 2001 by and between Blue Nile, Inc. and certain holders of Blue Nile, Inc.’s preferred stock.

10.1(4)	Amended and Restated 2004 Non-Employee Directors’ Stock Option Plan.

10.2(5)	Commercial Lease, dated July 21, 2006, between Blue Nile, Inc. and Gull Industries Inc.

10.3(6)	Description of Executive Officer Cash Incentive Plan.

10.4(6)	Description of Director Compensation.

31.1(7)	Certification of Chief Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2(7)	Certification of Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1(7)*	Certification of Chief Executive Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2(7)*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Previously filed as Exhibit 3.1 to Blue Nile, Inc.’s Form 10-Q for the quarterly period ended July 4, 2004 (No. 000-50763), as filed with the Securities and Exchange Commission on August 6, 2004, and incorporated by reference herein.

(2)	Previously filed as the like numbered exhibit to Blue Nile, Inc.’s Registration Statement on Form S-1 (No. 333-113494), as filed with the Securities and Exchange Commission on March 11, 2004, as amended, and incorporated by reference herein.

(3)	Previously filed as exhibit 4.2 to Blue Nile, Inc.’s Registration Statement on Form S-1/ A (No. 333-113494), as filed with the Securities and Exchange Commission on May 4, 2004, as amended, and incorporated by reference herein.

(4)	Previously filed as the like numbered exhibit to Blue Nile, Inc.’s Form 8-K, as filed with the Securities and Exchange Commission on June 19, 2006, and incorporated by reference herein.

(5)	Previously filed as Exhibit 10.1 to Blue Nile, Inc.’s Form 8-K, as filed with the Securities and Exchange Commission on July 27, 2006, and incorporated by reference herein.

(6)	Previously described under Item 1.01 of Blue Nile, Inc.’s Form 8-K as filed with the Securities and Exchange Commission on June 19, 2006, and incorporated by reference herein.

(7)	Filed herewith.

*	The certifications attached as Exhibits 32.1 and 32.2 accompany this quarterly report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Blue Nile, Inc. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUE NILE, INC.

Registrant

Date: August 9, 2006

/s/ Diane M. Irvine

Diane M. Irvine
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit
Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Blue Nile, Inc.

3.2(2)	Amended and Restated Bylaws of Blue Nile, Inc.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2(3)	Specimen Stock Certificate.

4.3(2)	Amended and Restated Investor Rights Agreement dated June 29, 2001 by and between Blue Nile, Inc. and certain holders of Blue Nile, Inc.’s preferred stock.

10.1(4)	Amended and Restated 2004 Non-Employee Directors’ Stock Option Plan.

10.2(5)	Commercial Lease, dated July 21, 2006, between Blue Nile, Inc. and Gull Industries Inc.

10.3(6)	Description of Executive Officer Cash Incentive Plan.

10.4(6)	Description of Director Compensation.

31.1(7)	Certification of Chief Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2(7)	Certification of Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1(7)*	Certification of Chief Executive Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2(7)*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Previously filed as Exhibit 3.1 to Blue Nile, Inc.’s Form 10-Q for the quarterly period ended July 4, 2004 (No. 000-50763), as filed with the Securities and Exchange Commission on August 6, 2004, and incorporated by reference herein.

(2)	Previously filed as the like numbered exhibit to Blue Nile, Inc.’s Registration Statement on Form S-1 (No. 333-113494), as filed with the Securities and Exchange Commission on March 11, 2004, as amended, and incorporated by reference herein.

(3)	Previously filed as exhibit 4.2 to Blue Nile, Inc.’s Registration Statement on Form S-1/ A (No. 333-113494), as filed with the Securities and Exchange Commission on May 4, 2004, as amended, and incorporated by reference herein.

(4)	Previously filed as the like numbered exhibit to Blue Nile, Inc.’s Form 8-K, as filed with the Securities and Exchange Commission on June 19, 2006, and incorporated by reference herein.

(5)	Previously filed as Exhibit 10.1 to Blue Nile, Inc.’s Form 8-K, as filed with the Securities and Exchange Commission on July 27, 2006, and incorporated by reference herein.

(6)	Previously described under Item 1.01 of Blue Nile, Inc.’s Form 8-K as filed with the Securities and Exchange Commission on June 19, 2006, and incorporated by reference herein.

(7)	Filed herewith.

*	The certifications attached as Exhibits 32.1 and 32.2 accompany this quarterly report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Blue Nile, Inc. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.