Form 10-Q
period 2006-10-01
BLUE NILE INC
filed 2006-11-13
CIK 1091171

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2006
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of October 27, 2006, the registrant had 16,023,955 shares of common stock outstanding.

Cautionary Note Regarding Forward-Looking Statements
This quarterly report on Form 10-Q contains forward-looking statements that involve many risks and uncertainties. These statements, related to future events and our future performance, are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of management as of the date of this filing. In some cases, you can identify forward-looking statements by terms such as “would,” “could,” “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “targets,” “seek,” or “continue,” the negative of these terms or other variations of such terms. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business and other characterizations of future events or circumstances, are forward-looking statements. These statements are only predictions based upon assumptions made that are believed to be reasonable at the time, and are subject to risk and uncertainties. Therefore, actual events or results may differ materially and adversely from those expressed in any forward-looking statement. In evaluating these statements, you should specifically consider the risks described under the caption “Item 1A — Risk Factors” and elsewhere in this Form 10-Q. These factors, and other factors, may cause our actual results to differ materially from any forward-looking statement. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

BLUE NILE, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
BLUE NILE, INC.
Consolidated Balance Sheets
(in thousands, except par value)

	October 1,	January 1,
	2006	2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$24,009	$71,921
Restricted cash	119	119
Marketable securities	29,789	42,748
Trade accounts receivable	850	1,567
Other accounts receivable	127	310
Inventories	12,675	11,764
Deferred income taxes	940	3,223
Prepaids and other current assets	834	844

Total current assets	69,343	132,496
Property and equipment, net	3,586	3,261
Intangible assets, net	328	352
Deferred income taxes	1,953	1,819
Other assets	93	77

Total assets	$75,303	$138,005

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$29,845	$50,157
Accrued liabilities	3,918	5,262
Current portion of deferred rent	198	208

Total current liabilities	33,961	55,627
Deferred rent, less current portion	722	863
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, none issued and outstanding
Common stock, $0.001 par value; 300,000 shares authorized 19,030 shares and 18,646 shares issued, respectively 16,021 shares and 17,331 shares outstanding, respectively	19	19
Additional paid-in capital	112,091	106,341
Deferred compensation	(252)	(480)
Accumulated other comprehensive income	5	5
Retained earnings (accumulated deficit)	949	(6,362)
Treasury stock, at cost; 3,009 shares and 1,315 shares outstanding, respectively	(72,192)	(18,008)

Total stockholders’ equity	40,620	81,515

Total liabilities and stockholders’ equity	$75,303	$138,005

The accompanying notes are an integral part of these consolidated financial statements

BLUE NILE, INC.
Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Quarter ended		Year to date ended
	October 1,	October 2,	October 1,	October 2,
	2006	2005	2006	2005
Net sales	$53,248	$41,996	$160,858	$129,938
Cost of sales	42,817	32,751	128,710	101,016

Gross profit	10,431	9,245	32,148	28,922

Selling, general and administrative expenses	8,271	6,049	23,721	18,356

Operating income	2,160	3,196	8,427	10,566

Other income (expense), net:
Interest income	670	663	2,536	1,723
Other income	1	—	101	—

Total other income (expense), net	671	663	2,637	1,723

Income before income taxes	2,831	3,859	11,064	12,289
Income tax expense	1,007	1,390	3,753	4,425

Net income	$1,824	$2,469	$7,311	$7,864

Basic net income per share	$0.11	$0.14	$0.44	$0.45

Diluted net income per share	$0.11	$0.13	$0.42	$0.42

The accompanying notes are an integral part of these consolidated financial statements

BLUE NILE, INC.
Consolidated Statements of Changes in Stockholders’ Equity
(unaudited)
(in thousands)

			Additional		Retained earnings	Accumulated			Total
	Common stock		paid-in	Deferred	(accumulated	other comprehensive	Treasury stock		stockholders’
	Shares	Amount	capital	compensation	deficit)	income (loss)	Shares	Amount	equity
Balance, January 1, 2006	18,646	$19	$106,341	$(480)	$(6,362)	$5	(1,315)	$(18,008)	$81,515
Net income and comprehensive income	—	—	—	—	7,311	—	—	—	7,311
Shares repurchased	—	—	—	—	—	—	(1,694)	(54,184)	(54,184)
Amortization of deferred stock compensation	—	—	—	205	—	—	—	—	205
Reversal of deferred compensation relating to forfeited options	—	—	(23)	23	—	—	—	—	—
Stock-based compensation	—	—	2,952	—	—	—	—	—	2,952
Exercise of stock options	383	—	1,685	—	—	—	—	—	1,685
Tax benefit from exercise of stock options	—	—	1,079	—	—	—	—	—	1,079
Issuance of common stock to directors	1	—	57	—	—	—	—	—	57

Balance, October 1, 2006	19,030	$19	$112,091	$(252)	$949	$5	(3,009)	$(72,192)	$40,620

The accompanying notes are an integral part of these consolidated financial statements

BLUE NILE, INC.
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Year to date ended
	October 1,	October 2,
	2006	2005
Operating activities:
Net income	$7,311	$7,864
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,441	1,269
Loss on disposal of fixed assets	4	9
Stock-based compensation	3,155	258
Deferred income taxes	2,222	3,451
Tax benefit from exercise of stock options	1,007	730
Excess tax benefit from exercise of stock options	(44)	—
Changes in assets and liabilities:
Receivables, net	900	(578)
Inventories	(912)	798
Prepaid expenses and other assets	(5)	11
Accounts payable	(20,312)	(17,237)
Accrued liabilities	(1,378)	(2,250)
Deferred rent	(151)	(144)

Net cash used in operating activities	(6,762)	(5,819)

Investing activities:
Purchases of property and equipment	(1,690)	(745)
Proceeds from the sale of property and equipment	1	8
Purchases of marketable securities	(55,042)	(113,900)
Proceeds from the maturity of marketable securities	68,000	109,000
Transfers of restricted cash	—	(118)

Net cash provided by (used in) investing activities	11,269	(5,755)

Financing activities:
Repurchase of common stock	(54,148)	(13,947)
Proceeds from stock option exercises	1,685	228
Excess tax benefit from exercise of stock options	44	—

Net cash used in financing activities	(52,419)	(13,719)

Net decrease in cash and cash equivalents	(47,912)	(25,293)

Cash and cash equivalents, beginning of period	71,921	59,499

Cash and cash equivalents, end of period	$24,009	$34,206

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
Basis of Presentation
The accompanying unaudited consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company’s annual report on Form 10-K filed for the year ended January 1, 2006 and filed with the Securities and Exchange Commission (“SEC”) on March 15, 2006. The same accounting policies are followed for preparing quarterly and annual financial statements. In the opinion of management, all adjustments necessary for the fair presentation of the financial position, results of operations and cash flows for the interim period have been included and are of a normal, recurring nature.
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
Effective January 2, 2006, the Company adopted the provisions of SFAS No. 123R (Revised 2004), “Share-Based Payment” (“SFAS 123R”) using the modified prospective transition method for all stock options issued after becoming a public company. SFAS 123R requires measurement of compensation cost for all options granted based on fair value on the date of grant and recognition of compensation expense over the service period for those options expected to vest. Stock-based compensation expense recorded for the quarter and year to date ended October 1, 2006 included the estimated expense for stock options granted on or subsequent to January 2, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R, and the estimated expense for the portion vesting in the period for options granted between March 11, 2004 (the date on which the Company was considered to be a public company for accounting purposes) and January 2, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123. Options granted prior to March 11, 2004 have been accounted for using the prospective transition method, which requires that those options continue to be accounted for under APB 25. In accordance with the requirements of APB 25, the Company has recorded deferred stock-based compensation for the difference between the exercise price of the stock option and the deemed fair market value of the Company’s stock at the grant date. The deferred stock-based compensation is being amortized over the vesting period of the awards, generally four years. As prescribed under the modified prospective and prospective transition methods, results for the prior periods have not been restated.
We recognize compensation expense on a straight-line basis over the requisite service period for each stock option grant. Total stock-based compensation expense recognized for the quarter and year to date ended October 1, 2006 was approximately $1.3 million and $3.1 million, respectively. Of this amount, approximately $1.2 million and $3.0 million, respectively, was recognized as selling, general and administrative expense and approximately $25,000 and $56,000, respectively, was recognized as cost of sales. The related total tax benefit was approximately $424,000 and $1.0 million, respectively. In addition, approximately $21,000 and $58,000 of stock-based compensation costs that were recorded for the quarter and year to date ended October 1, 2006, respectively, were capitalized and included in property and equipment as a component of the cost capitalized for the development of software for internal use.
Prior to the adoption of SFAS 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash inflows in the consolidated statements of cash flows, in accordance with the provisions of Emerging Issues Task Force (“EITF”) Issue No. 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option” (“EITF 00-15”). The tax benefits resulting from the exercise of stock options granted prior to March 11, 2004 will continue to be reported as operating cash inflows in accordance with the prospective transition method. SFAS 123R requires the benefits of tax deductions in excess of the compensation cost recognized for those options granted on or subsequent to March 11, 2004 to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis. This amount is shown as “Excess tax benefit from exercise of stock options” on the consolidated statement of cash flows and amounted to $44,000 for the year to date ended October 1, 2006.

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

	Quarter ended	Year to date ended
	October 2,	October 2,
	2005	2005
Net income, as reported	$2,469	$7,864
Deduct: Stock-based compensation expense determined under fair-value-based method, net of tax	(482)	(1,270)

Pro forma net income	$1,987	$6,594

Income per share:
Basic — as reported	$0.14	$0.45

Basic — pro forma	$0.11	$0.37

Diluted — as reported	$0.13	$0.42

		.

Diluted — pro forma	$0.11	$0.35

Disclosures for the quarter and year to date ended October 1, 2006 are not presented as the amounts are recognized in the consolidated financial statements in accordance with SFAS No. 123R, as discussed above. Stock-based compensation expense and pro forma net income as presented in the table differs from stock-based compensation expense and net income as reported in the current year in accordance with SFAS 123R due to the nature, timing and amount of stock options issued and the accounting methods used to value and account for these stock options.
The fair value of each option on the date of grant is estimated using the Black-Scholes-Merton option valuation model. The following weighted-average assumptions were used for the valuation of options granted during the periods ended October 1, 2006 and October 2, 2005:

	Quarter ended		Year to date ended
	October 1,	October 2,	October 1,	October 2,
	2006	2005	2006	2005
Expected term	4.5 years	4 years	4.5 years	4 years
Expected volatility	36.0%	38.2%	36.0%	44.7%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	4.85%	4.03%	5.00%	3.96%

Estimated fair value per option granted	$11.49	$11.68	$11.79	$12.57
•	Expected Term – This is the estimated period of time until exercise and is based primarily on historical experience for options with similar terms and conditions, giving consideration to future expectations. We also considered the expected terms of other companies that have contractual terms, expected stock volatility and employee demographics similar to ours.

•	Expected Volatility – This is based on the Company’s historical stock price volatility in combination with the two-year implied volatility of its exchange traded options.

•	Expected Dividend Yield – The Company has not paid dividends in the past and does not expect to pay dividends in the near future.

•	Risk-Free Interest Rate – This is the rate on Nominal U.S. Government Treasury Bills with lives commensurate with the expected term of the options on the date of grant.

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
In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, with early application encouraged. We will apply this guidance to our fiscal year ending December 31, 2006. We do not expect that the adoption of this statement will have a material impact on our consolidated results of operations or financial condition.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a common definition for fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We will apply this guidance to our first quarter of fiscal 2008. We do not expect that the adoption of this statement will have a material impact on our consolidated results of operations or financial condition.
Note 2. Stock-based Compensation
Stock options are granted at prices equal to the fair market value of the Company’s common stock on the date of grant. Stock options granted generally provide for 25% vesting on the first anniversary of the date of grant, with the remainder vesting monthly over three years, and expire 10 years from the date of grant. As of October 1, 2006, the Company had four stock option plans. Additional information regarding these plans is disclosed in Note 1 and in our annual report on Form 10-K for the year ended January 1, 2006.

BLUE NILE, INC.
Notes to Consolidated Financial Statements
A summary of stock option activity for the year to date ended October 1, 2006 is as follows (in thousands, except exercise price and weighted average remaining contractual term):

			Weighted average remaining
		Weighted average	contractual term	Aggregate intrinsic
	Options	exercise price	(in years)	value
Balance, January 1, 2006	2,095	$15.84
Granted	562	31.26
Exercised	(382)	4.41
Cancelled	(56)	26.61

Balance, October 1, 2006	2,219	$21.45	7.84	$33,062

Exercisable, October 1, 2006	1,078	$12.69	6.71	$25,508
Stock options granted during the year to date ended October 1, 2006 have a weighted average grant-date fair value of $11.79. The total intrinsic value of options exercised during the year to date ended October 1, 2006 was $11.2 million. As of October 1, 2006, the Company had total unrecognized compensation costs related to unvested stock options accounted for using the modified prospective and prospective methods under SFAS 123R of $11.8 million. We expect to recognize this cost over a weighted average period of 1.5 years. The unrecognized compensation cost related to stock options granted subsequent to March 11, 2004 will be adjusted for any future changes in the rate of estimated forfeitures. The unrecognized compensation cost related to stock options granted prior to March 11, 2004 and accounted for under the prospective application method will be adjusted for actual forfeitures as they occur. The following table summarizes information about stock options outstanding at October 1, 2006:

	Outstanding			Exercisable
		Weighted average
		Remaining
		contractual
	Options	life	Exercise	Options	Weighted average
Range of exercise price	(in thousands)	(in years)	price	(in thousands)	exercise price
$0.25 — $0.275	480	5.40	$0.26	479	$0.26
$0.50 — $30.00	781	7.55	21.57	464	19.72
$30.04 — $30.92	77	9.67	30.38	11	30.34
$31.26 — $31.26	455	9.66	31.26	—	—
$31.43 — $42.15	426	8.88	33.03	124	32.88

	2,219	7.84	21.45	1,078	12.69

BLUE NILE, INC.
Notes to Consolidated Financial Statements
Note 3. Inventories
Inventories are stated at cost and consist of the following (in thousands):

	October 1,	January 1,
	2006	2006
Loose diamonds	$328	$629
Fine jewelry, watches and other	12,347	11,135

	$12,675	$11,764

Note 4. Marketable Securities
The Company’s marketable securities are classified as available-for-sale as defined by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). At October 1, 2006, marketable securities consisted of U.S. government and agencies’ securities maturing within one year. The securities are carried at fair value, with the unrealized gains and losses included in accumulated other comprehensive income (loss). Realized gains or losses on the sale of marketable securities are identified on a specific identification basis and are reflected as a component of interest income or expense.
Marketable securities totaled $29.8 million and $42.7 million at October 1, 2006 and January 1, 2006, respectively. There were no realized gains or losses on the sales of marketable securities for the quarter ended October 1, 2006. Gross unrealized gains and losses at October 1, 2006 and January 1, 2006 were not significant.
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
The following tables set forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Quarter ended		Year to date ended
	October 1,	October 2,	October 1,	October 2,
	2006	2005	2006	2005
Net income	$1,824	$2,469	$7,311	$7,864

Weighted average common shares outstanding	16,014	17,500	16,747	17,626

Basic net income per share	$0.11	$0.14	$0.44	$0.45

Dilutive effect of stock options	656	1,040	742	1,031

Common stock and common stock equivalents	16,670	18,540	17,489	18,657

Diluted net income per share	$0.11	$0.13	$0.42	$0.42

For the quarter and year to date ended October 1, 2006, there were 1,363,134 and 1,094,574, respectively, stock option shares excluded from the computation of net income per diluted share due to their antidilutive effect. For the quarter and year to date ended October 2, 2005, there were 35,743 and 102,959, respectively, stock option shares excluded from the computation of net income per diluted share due to their antidilutive effect.

BLUE NILE, INC.
Notes to Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our Consolidated Financial Statements and the related Notes contained elsewhere in this quarterly report on Form 10-Q and the annual report on Form 10-K filed for our fiscal year ended January 1, 2006.
Management Overview
During our third quarter ended October 1, 2006, net sales increased 26.8% to $53.2 million from $42.0 million during the third quarter of 2005. The increase in net sales is attributable to an increase in sales volume. Gross profit of $10.4 million increased $1.2 million in the third quarter ended October 1, 2006 compared to the same period in 2005. Operating income for the quarter ended October 1, 2006 decreased 32.4% to $2.2 million from $3.2 million as a result of an increase in selling, general and administrative expenses, primarily due to an increase in stock-based compensation expense related to the implementation of SFAS 123R, as described below. Net income decreased 26.1% to $1.8 million from $2.5 million generated in the third quarter of 2005. Sales through our U.K. and Canada websites totaled $2.2 million for the quarter ended October 1, 2006 compared to $614,000 for the same period in 2005.
During the year to date ended October 1, 2006, net sales increased 23.8% to $160.9 million compared to $129.9 million in the year to date ended October 2, 2005. The increase in net sales is due to higher sales volume. Gross profit increased $3.2 million to $32.1 million for the year to date ended October 1, 2006 compared to the same period in 2005. Operating income for the year to date ended October 1, 2006 decreased 20.2% to $8.4 million from $10.6 million in the year to date ended October 2, 2005, due to an increase in selling, general and administrative expenses, resulting primarily from an increase in stock-based compensation expense related to the implementation of SFAS 123R, as described below. Net income decreased 7.0% to $7.3 million from $7.9 million during the same period in 2005. Factors offsetting the decrease in net income for the year to date ended October 1, 2006 were higher interest income and lower income tax expense compared to the same period in 2005. Sales through our U.K. and Canada websites totaled $5.5 million for the year to date ended October 1, 2006 compared to $1.6 million for the same period in 2005.
On January 2, 2006, we adopted SFAS 123R, which requires the fair value of stock options granted to be included in our financial statements. Prior period financial statements are precluded from being revised to reflect this change. Stock-based compensation expense during the third quarter of 2006 was $1.3 million compared to $82,000 for the third quarter of 2005 and was $3.1 million during the year to date ended October 1, 2006 compared to $236,000 during the corresponding period of 2005. The accounting for stock-based compensation under SFAS 123R in the third quarter of 2006 and in the year to date ended October 1, 2006 had an impact of reducing diluted earnings per share by $0.05 and $0.10, respectively. We expect future stock-based compensation expense to be significant. Actual expense will depend on the nature, timing, and amount of stock options granted and the assumptions used in valuing these stock options. Our tax accounting may also be impacted by actual exercise behavior and the relative market prices at exercise.
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

Results of Operations
Comparison of the Quarter Ended October 1, 2006 to the Quarter Ended October 2, 2005
The following table presents our operating results for the quarters ended October 1, 2006 and October 2, 2005, respectively, including a comparison of the financial results for these periods (dollars in thousands, except per share data):

	Quarter ended	Quarter ended
	October 1,	October 2,
	2006	2005	$ Change	% Change
Net sales	$53,248	$41,996	$11,252	26.8%
Cost of sales	42,817	32,751	10,066	30.7%

Gross profit	10,431	9,245	1,186	12.8%

Selling, general and administrative expenses:	8,271	6,049	2,222	36.7%

Operating income	2,160	3,196	(1,036)	-32.4%

Other income (expense), net:
Interest income	670	663	7	1.1%
Other income	1	—	1	100.0%

Total other income (expense), net	671	663	8	1.2%

Income before income taxes	2,831	3,859	(1,028)	-26.6%
Income tax expense	1,007	1,390	(383)	-27.6%

Net income	$1,824	$2,469	$(645)	-26.1%

Basic net income per share	$0.11	$0.14	$(0.03)	-21.4%

Diluted net income per share	$0.11	$0.13	$(0.02)	-15.4%

Net Sales
Net sales increased 26.8% to $53.2 million in the third quarter of 2006 from $42.0 million in the third quarter of 2005. The increase in net sales in the third quarter of 2006 was primarily due to higher net sales volume across most product categories.
Gross Profit
The increase in gross profit in the third quarter of 2006 resulted primarily from higher sales volume, as discussed above. Gross profit as a percentage of net sales was 19.6% in the third quarter of 2006 compared to 22.0% in the third quarter of 2005. The decrease in gross profit as a percentage of net sales was primarily due to retail price reductions in diamonds that were instituted in the first quarter of 2006 to optimize gross profit, and to a lesser extent, to cost increases in gold, silver and platinum jewelry that were not fully passed on to our customers. We expect that gross profit will fluctuate in the future based primarily on changes in product acquisition costs, product mix and pricing decisions.

Selling, General and Administrative Expenses
The increase in selling, general and administrative expenses in the third quarter of 2006 was due to several factors. Stock-based compensation increased approximately $1.2 million compared to the corresponding period in 2005 as a result of the adoption of SFAS 123R. Marketing costs increased approximately $449,000 compared to the corresponding period in 2005 due to higher sales volume. Payroll and related costs increased approximately $241,000 compared to the corresponding period in 2005 due to additional headcount and increased compensation costs. Credit card processing fees increased approximately $143,000 compared to the corresponding period in 2005 due to the increase in sales volume. As a percentage of net sales, selling, general and administrative expenses were 15.5% and 14.4% in the third quarter of 2006 and the third quarter of 2005, respectively. The increase in selling, general and administrative expenses as a percentage of net sales in the third quarter of 2006 resulted primarily from the addition of stock-based compensation expenses as a result of the implementation of SFAS 123R, as discussed above. In the third quarter of 2006, selling, general and administrative expenses included approximately $1.2 million of stock-based compensation expense as compared to $80,000 in the third quarter of 2005.
We expect selling, general and administrative expenses to increase in absolute dollars in future periods as a result of anticipated higher net sales, growth in our fulfillment and customer service operations and other personnel to support higher sales volumes, increases in credit card processing fees and other variable expenses. We also expect selling, general and administrative expenses to fluctuate based on the nature, amount and timing of stock options granted in the future.
Other Income (Expense), Net
Other income (expense), net consists primarily of interest income. The slight increase in interest income in the third quarter of 2006 is primarily due to an increase in interest rates offset by a decrease in average balances of cash, cash equivalents and marketable securities during the third quarter of 2006 as compared to the third quarter of 2005.

Comparison of the Year To Date Ended October 1, 2006 to the Year To Date Ended October 2, 2005
The following table presents our operating results for the year to date periods ended October 1, 2006 and October 2, 2005 respectively, including a comparison of the financial results for these periods (dollars in thousands, except per share data):

	Year to date	Year to date
	ended October 1,	ended October 2,
	2006	2005	$ Change	% Change
Net sales	$160,858	$129,938	$30,920	23.8%
Cost of sales	128,710	101,016	27,694	27.4%

Gross profit	32,148	28,922	3,226	11.2%

Selling, general and administrative expenses:	23,721	18,356	5,365	29.2%

Operating income	8,427	10,566	(2,139)	-20.2%

Other income (expense), net:
Interest income	2,536	1,723	813	47.2%
Other income	101	—	101	100.0%

Total other income (expense), net	2,637	1,723	914	53.0%

Income before income taxes	11,064	12,289	(1,225)	-10.0%
Income tax expense	3,753	4,425	(672)	-15.2%

Net income	$7,311	$7,864	$(553)	-7.0%

Basic net income per share	$0.44	$0.45	$(0.01)	-2.2%

Diluted net income per share	$0.42	$0.42	$—	0.0%

Net Sales
Net sales increased 23.8% to $160.9 million for the year to date ended October 1, 2006 from $129.9 million for the year to date ended October 2, 2005. The increase in net sales was primarily due to higher net sales volume in all product categories.
Gross Profit
The increase in gross profit for the year to date ended October 1, 2006 resulted primarily from higher sales volume, as discussed above. Gross profit as a percentage of net sales was 20.0% for the year to date ended October 1, 2006 compared to 22.3% for the year to date ended October 2, 2005. The decrease in gross profit as a percentage of net sales was primarily due to retail price reductions in diamonds that were instituted in the first quarter of 2006 to optimize gross profit, and to a lesser extent, to cost increases in gold, silver and platinum jewelry that were not fully passed on to our customers.

Selling, General and Administrative Expenses
The increase in selling, general and administrative expenses for the year to date ended October 1, 2006 was due to several factors. Stock-based compensation increased approximately $2.8 million as a result of the adoption of SFAS 123R. Marketing costs increased approximately $1.7 million due to higher sales volume and increases in online marketing costs. Credit card processing fees increased approximately $640,000 due primarily to the increase in sales volume. Payroll and related costs increased approximately $381,000 due primarily to the addition of new employees and increased compensation costs. These increases were partially offset by lower contractor and consultant costs for the year to date ended October 1, 2006 as compared to the year to date ended October 2, 2005, which included costs related to the implementation of Sarbanes-Oxley 404. As a percentage of net sales, selling, general and administrative expenses were 14.7% for the year to date ended October 1, 2006 compared to 14.1% for the year to date ended October 2, 2005. The increase in selling, general and administrative expenses as a percentage of net sales for the year to date ended October 1, 2006 resulted primarily from the addition of stock-based compensation expenses as a result of the implementation of SFAS 123R. For the year to date ended October 1, 2006, selling, general and administrative expenses included approximately $3.0 million of stock-based compensation expense as compared to $230,000 for the year to date ended October 2, 2005.
Other Income (Expense), Net
Other income (expense), net consists primarily of interest income. The increase of $813,000 in interest income for the year to date ended October 1, 2006 is primarily due to an increase in interest rates during the year to date ended October 1, 2006 as compared to the same period in 2005.
Income Tax Expense
The effective income tax rate for the year to date ended October 1, 2006 was 33.9%, as compared to 36.0% for the prior year period. This change resulted from adjustments arising from the final determination of our 2005 income tax expense and adjustments to deferred taxes for the year to date ended October 1, 2006.
The Company currently estimates that its effective income tax rate for the remainder of its fiscal year 2006 is expected to be approximately 35.5%, as compared to 36.0% for fiscal year 2005.
Liquidity and Capital Resources
As of October 1, 2006, working capital totaled $35.4 million, including cash and cash equivalents of $24.0 million and marketable securities of $29.8 million, partially offset by accounts payable of $29.9 million. We believe that our current cash and cash equivalents and marketable securities as well as cash flows from operations will be sufficient to continue our operations and meet our capital needs for the foreseeable future. During the third quarter, we fully utilized our net operating loss carryforwards for federal income tax purposes.
Net cash of $6.8 million was used for operating activities for the year to date ended October 1, 2006, compared to cash used in operating activities of $5.8 million for the year to date ended October 2, 2005. Cash was provided by earnings of $7.3 million and $7.9 million for the year to date ended October 1, 2006 and the year to date ended October 2, 2005, respectively. This was primarily offset by net payments of payables totaling $20.3 million for the year to date ended October 1, 2006 and $17.2 million for the year to date ended October 2, 2005. The increase in net payments of payables in 2006 relates primarily to higher payments to suppliers in the first quarter of 2006 for inventory sold in the fourth quarter of 2005. The volume of sales in the fourth quarter of 2005 was greater than the volume of sales in the fourth quarter of 2004, resulting in an increase in the net payment of payables in the first quarter of 2006 compared to the first quarter of 2005. This payment cycle reflects what we believe to be the beneficial working capital characteristics of our business model, wherein we collect cash from customers within several business days following a related sale while we typically have longer payment terms with our suppliers.

Net cash provided by investing activities was $11.3 million for the year to date ended October 1, 2006. Cash provided in 2006 was primarily from net sales of marketable securities of $13.0 million partially offset by capital expenditures for our technology system infrastructure, including software. Cash used in investing activities was $5.8 million for the year to date ended October 2, 2005, which related primarily to net purchases of marketable securities of $4.9 million.
Net cash used in financing activities for the year to date ended October 1, 2006 was $52.4 million, related primarily to repurchases of Blue Nile, Inc. common stock. In February 2006, our board of directors authorized the repurchase of common stock with an aggregate total value of up to $100 million within the 24 month period following the approval date of such repurchase. In July 2006, our board of directors authorized the repurchase of an additional $50 million within the 24 month period following the approval date of such repurchase. The timing and amount of any shares repurchased is determined by the Company’s management based on its evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan, which permits shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. During the third quarter of 2006, we purchased approximately 239,000 shares of our common stock for approximately $7.8 million. Cash used in financing activities for the year to date ended October 2, 2005 was $13.7 million related primarily to repurchases of Blue Nile, Inc. common stock under a repurchase plan authorized by the board of directors in February 2005. The increase in net cash used in financing activities in 2006 was partially offset by an increase in proceeds from stock option exercises and excess tax benefits from stock option exercises. In 2005, the excess tax benefits from stock option exercises were presented as operating cash inflows in accordance with EITF 00-15.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company’s exposure to financial market risk results primarily from fluctuations in interest rates. There have been no material changes to our market risks as disclosed in our annual report on Form 10-K for the year ended January 1, 2006.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
During the quarter ended October 1, 2006, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed by us in our periodic reports filed with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and SEC reports. Based on their evaluation, our certifying officers concluded that as of the end of the period covered by this report, these disclosure controls and procedures are effective in the timely recording, processing, summarizing and reporting of material financial and non-financial information.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended October 1, 2006, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The online market for diamonds and fine jewelry is significantly less developed than the online market for books, music, toys and other consumer products. If this market does not gain widespread acceptance, our business may suffer. Our success will depend, in part, on our ability to attract consumers who have historically purchased diamonds and fine jewelry through traditional retailers. Furthermore, we may have to incur significantly higher and more sustained advertising and promotional expenditures or price our products more competitively than we currently anticipate in order to attract additional online consumers to our websites and convert them into purchasing customers. Specific factors that could prevent consumers from purchasing diamonds and fine jewelry from us include:
•	concerns about buying luxury products such as diamonds and fine jewelry without a physical storefront, face-to-face interaction with sales personnel and the ability to physically handle and examine products;

•	delivery time associated with Internet orders;

•	product offerings that do not reflect consumer tastes and preferences;

•	pricing that does not meet consumer expectations;

•	concerns about the security of online transactions and the privacy of personal information;

•	delayed shipments or shipments of incorrect or damaged products;

•	inconvenience associated with returning or exchanging purchased items; and

•	usability, functions and features of our websites.
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
In recent years, increasing attention has been focused on “conflict” diamonds, which are diamonds extracted from war-torn regions in Africa and sold by rebel forces to fund insurrection. Diamonds are, in some cases, also believed to be used to fund terrorist activities in some regions. Blue Nile supports the Kimberley Process, an international initiative intended to ensure diamonds are not illegally traded to fund conflict. As part of this initiative, we require our diamond suppliers to sign a statement acknowledging compliance with the Kimberley Process, and invoices received for diamonds purchased by us must include a certification from the vendor that the diamonds are conflict free. In addition, Blue Nile prohibits the use of its business or services for money laundering or terrorist financing in accordance with the USA Patriot Act. Through these and other efforts, we believe that the suppliers from whom we purchase our diamonds seek to exclude conflict diamonds from their inventories. However, we cannot independently determine whether any diamond we offer was extracted from these regions. Current efforts to increase consumer awareness of this issue and encourage legislative response could adversely affect consumer demand for diamonds.
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
A significant barrier to online commerce and communications is the secure transmission of confidential information over public networks. Our failure to prevent these security breaches could damage our reputation and brand and substantially harm our business and results of operations. Currently, a majority of our sales are billed to our customers’ credit card accounts directly. We rely on encryption and authentication technology licensed from third parties to effect secure transmission of confidential information, including credit card numbers. Advances in computer capabilities, human errors, new discoveries in the field of cryptography or other developments may result in a compromise or breach of the technology used by us to protect customer transaction data. In addition, any party who is able to illicitly obtain a user’s password could access the customer’s transaction data. An increasing number of websites and Internet companies have reported breaches of their security. Any such compromise of our security could damage our reputation, business and brand and expose us to a risk of loss or litigation and possible liability, which would substantially harm our business and results of operations. In addition, anyone who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations, damage our computers or those of our users, or otherwise damage our reputation and business. These issues are likely to become more difficult as we expand the number of places where we operate. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches.
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
On February 2, 2006, our board of directors authorized the repurchase of up to $100 million of Blue Nile, Inc. common stock during the subsequent 24 month period following the approval date of such repurchases. On July 27, 2006, our board of directors authorized the repurchase of up to an additional $50 million of Blue Nile, Inc. common stock during the subsequent 24 month period following the approval date of such repurchase. During the third quarter of 2006, we repurchased approximately 239,000 shares of our common stock for approximately $7.8 million. These repurchases and any repurchases we may make in the future may not prove to be at optimal prices and our use of cash for the stock repurchase program may not prove to be the best use of our cash resources and may adversely impact our future liquidity.
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
Issuer Purchases of Equity Securities
(Dollars in thousands except per share amounts)

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	that May Yet Be
			Part of Publicly	Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
	Shares Purchased	per Share	Programs	Programs
				(1)
July 3, 2006 through July 30, 2006	214,127	$32.69	214,127	$97,208

July 31, 2006 through August 27, 2006	5,300	$30.00	5,300	$97,049

August 28, 2006 through October 1, 2006	19,208	$34.17	19,208	$96,393

(1)	On February 2, 2006, the board of directors authorized the repurchase of up to $100 million of the Company’s common stock within the 24 month period following the approval date of such repurchase. Such repurchase was announced on February 7, 2006. On July 27, 2006, the board of directors authorized the repurchase of up to an additional $50 million of the Company’s common stock within the 24 month period following the approval date of such repurchase. Such repurchase authorization was announced on August 1, 2006. The shares may be repurchased from time to time in open market transactions or in negotiated transactions off the market. The timing and amount of any shares repurchased is determined by the Company’s management based on its evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws.

Item 6. Exhibits

Exhibit
Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Blue Nile, Inc.

3.2(2)	Amended and Restated Bylaws of Blue Nile, Inc.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2(3)	Specimen Stock Certificate.

4.3(2)	Amended and Restated Investor Rights Agreement dated June 29, 2001 by and between Blue Nile, Inc. and certain holders of Blue Nile, Inc.’s preferred stock.

10.2(4)	Commercial Lease, dated July 21, 2006, between Blue Nile, Inc. and Gull Industries Inc.

31.1(5)	Certification of Chief Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2(5)	Certification of Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1(5)*	Certification of Chief Executive Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2(5)*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Previously filed as Exhibit 3.1 to Blue Nile, Inc.’s Form 10-Q for the quarterly period ended July 4, 2004 (No. 000-50763), as filed with the Securities and Exchange Commission on August 6, 2004, and incorporated by reference herein.

(2)	Previously filed as the like numbered exhibit to Blue Nile, Inc.’s Registration Statement on Form S-1 (No. 333-113494), as filed with the Securities and Exchange Commission on March 11, 2004, as amended, and incorporated by reference herein.

(3)	Previously filed as Exhibit 4.2 to Blue Nile, Inc.’s Registration Statement on Form S-1/ A (No. 333-113494), as filed with the Securities and Exchange Commission on May 4, 2004, as amended, and incorporated by reference herein.

(4)	Previously filed as Exhibit 10.1 to Blue Nile, Inc.’s Form 8-K, as filed with the Securities and Exchange Commission on July 27, 2006, and incorporated by reference herein.

(5)	Filed herewith.

*	The certifications attached as Exhibits 32.1 and 32.2 accompany this quarterly report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Blue Nile, Inc. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUE NILE, INC.

Registrant

Date: November 9, 2006

/s/ Diane M. Irvine

Diane M. Irvine
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit
Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Blue Nile, Inc.

3.2(2)	Amended and Restated Bylaws of Blue Nile, Inc.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2(3)	Specimen Stock Certificate.

4.3(2)	Amended and Restated Investor Rights Agreement dated June 29, 2001 by and between Blue Nile, Inc. and certain holders of Blue Nile, Inc.’s preferred stock.

10.2(4)	Commercial Lease, dated July 21, 2006, between Blue Nile, Inc. and Gull Industries Inc.

31.1(5)	Certification of Chief Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2(5)	Certification of Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1(5)*	Certification of Chief Executive Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2(5)*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Previously filed as Exhibit 3.1 to Blue Nile, Inc.’s Form 10-Q for the quarterly period ended July 4, 2004 (No. 000-50763), as filed with the Securities and Exchange Commission on August 6, 2004, and incorporated by reference herein.

(2)	Previously filed as the like numbered exhibit to Blue Nile, Inc.’s Registration Statement on Form S-1 (No. 333-113494), as filed with the Securities and Exchange Commission on March 11, 2004, as amended, and incorporated by reference herein.

(3)	Previously filed as Exhibit 4.2 to Blue Nile, Inc.’s Registration Statement on Form S-1/ A (No. 333-113494), as filed with the Securities and Exchange Commission on May 4, 2004, as amended, and incorporated by reference herein.

(4)	Previously filed as Exhibit 10.1 to Blue Nile, Inc.’s Form 8-K, as filed with the Securities and Exchange Commission on July 27, 2006, and incorporated by reference herein.

(5)	Filed herewith.

*	The certifications attached as Exhibits 32.1 and 32.2 accompany this quarterly report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Blue Nile, Inc. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.