Form 10-K
period 2006-12-31
BLUE NILE INC
filed 2007-03-16
CIK 1091171

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

Registrant’s telephone number, including area code:
(206) 336-6700

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.001 Par Value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None

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

The aggregate market value of the voting stock held by nonaffiliates of the registrant at July 2, 2006 was approximately $466.2 million, based on the last trading price of $32.16 per share, excluding approximately 1.7 million shares held by directors and executive officers of the registrant. This calculation does not exclude shares held by organizations whose ownership exceeds 10% of the registrant’s outstanding common stock as of July 2, 2006 that have represented on Schedule 13G filed with the Securities and Exchange Commission that they are registered investment advisers or investment companies registered under Section 8 of the Investment Company Act of 1940.

The number of shares outstanding of the registrant’s common stock as of March 1, 2007 was 15,765,788.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

BLUE NILE, INC.

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

Overview

Our business was incorporated in Delaware on March 18, 1999 as RockShop.com, Inc. On May 21, 1999, the Company purchased certain assets of Williams & Son, Inc., a Seattle jeweler, including a website established by that business. In June 1999, we changed our name to Internet Diamonds, Inc. In November 1999, we launched the Blue Nile brand and changed our name to Blue Nile, Inc. Our principal corporate offices are located in Seattle, Washington.

Our business has grown considerably since its launch in 1999. For the 2006 fiscal year, we reported net sales of $251.6 million, an increase of 23.8% from 2005.

We are a leading online retailer of high quality diamonds and fine jewelry. We have built a well respected consumer brand by employing an informative sales process that empowers our customers while offering a broad selection of high quality jewelry at competitive prices. Our primary website is located at www.bluenile.com. We also operate websites in the United Kingdom and Canada. Our websites showcase thousands of independently certified diamonds and styles of fine jewelry, including rings, wedding bands, earrings, necklaces, pendants, bracelets and watches. Blue Nile specializes in the customization of diamond jewelry with our “Build Your Own” feature that offers customers the ability to customize diamond rings, pendants and earrings. We have developed an efficient online cost structure and a unique supply solution that eliminates traditional layers of diamond wholesalers and brokers, which generally allow us to purchase most of our product offerings at lower prices by avoiding mark-ups imposed by those intermediaries. While we selectively may acquire diamond inventory that we believe will be attractive to our customers, our supply solution enables us to purchase only those diamonds that our customers have ordered. As a result, we are able to minimize the costs associated with carrying diamond inventory and limit our risk of potential mark-downs.

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

Growth Strategies

Our objective is to continue to grow our leadership position in our core business by offering exceptional value to our customers through supply chain efficiencies, an efficient cost structure and a high quality customer experience. We are pursuing the following strategies for future growth:

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

Expand into International Markets

We intend to selectively pursue opportunities in international markets in which we can leverage our existing infrastructure and compelling value proposition. We plan to prioritize and pursue these opportunities based on each market’s consumer spending on jewelry, adoption rate of online purchasing and competitive landscape, among other factors. In August 2004, we launched a website in the United Kingdom, www.bluenile.co.uk through which we offered a limited number of products. In September 2005, we began offering customization tools on our U.K. website to provide customers with the ability to customize their diamond jewelry products and to purchase wedding bands. In January 2005, we launched a website in Canada, www.bluenile.ca, through which we offer diamond and jewelry products for sale. Sales through the U.K. and Canada websites totaled $8.3 million for the fiscal year ended December 31, 2006.

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

Blue Nile’s Products Offerings and Supplier Relationships

Our merchandise consists of high quality diamonds and fine jewelry, with a particular focus on engagement diamonds and settings. Our online business model, combined with the strength of our supplier relationships, enables us to pursue a dynamic merchandising strategy. Our diamond supplier relationships allow us to display suppliers’ diamond inventories on the Blue Nile websites for sale to consumers without holding the diamonds in our inventory until the products are ordered by customers. Our agreements with suppliers are typically multi-year arrangements that provide for certain diamonds to be offered online to consumers only through the Blue Nile websites.

Diamonds represent the most significant component of our product offerings. While we currently offer thousands of independently certified diamonds, we attempt to limit our diamond offerings to those possessing characteristics associated with high quality merchandise. Accordingly, we offer diamonds with specified characteristics in the areas of shape, cut, color, clarity and carat weight.

Customers may purchase customized diamond jewelry by selecting a diamond and then choosing from a variety of ring, earring and pendant settings that are designed to match the characteristics of each individual diamond. The customized product is then assembled and delivered to the customer, typically within three to four business days.

We offer a broad range of fine jewelry products to complement our selection of high quality customized diamond jewelry. Our selection includes diamond, platinum, gold, pearl and sterling silver jewelry and accessories. Our fine jewelry assortment includes settings, wedding bands, earrings, necklaces, pendants, bracelets and watches. We currently have relationships with fine jewelry and watch suppliers from which we source our jewelry and watch merchandise. In the case of fine jewelry and watches, unlike most diamonds that we sell, we typically take products into inventory before they are ordered by our customers.

Marketing

Blue Nile’s marketing strategy is designed to increase Blue Nile brand recognition, generate consumer traffic, acquire customers, build a loyal customer base and promote repeat purchases. We believe our customers generally seek high quality diamonds and fine jewelry from a trusted source in a non-intimidating environment, where information, guidance, reputation, convenience and value are important characteristics. Our marketing and advertising efforts include online and offline initiatives, which primarily consist of search engines, portals and targeted website advertising, affiliate programs, direct online marketing, and public relations.

Customer Service and Support

A key element of our business strategy is our ability to provide a high level of customer service and support. We augment our online information resources with knowledgeable, highly trained support staff through our call center to give customers confidence in their purchases. Our diamond and jewelry consultants are trained to provide guidance on all steps in the process of buying diamonds and fine jewelry, including, among other things, the process for selecting an appropriate item, the purchase of that item, financing and payment alternatives and shipping services. Our commitment to customers is reflected in both high service levels that are provided by our extensively trained diamond and jewelry consultants, as well as in our guarantees and policies. We prominently display all of our guarantees and policies on our websites to create an environment of trust. These include policies relating to privacy, security, product availability, pricing, shipping, refunds, exchanges and special orders. We offer a return policy of generally 30 days. We generally do not extend credit to customers except through third-party credit cards.

Fulfillment Operations

Our fulfillment operations are designed to enhance value for our customers by fulfilling orders quickly, securely and accurately. When an order for a customized diamond jewelry setting is received, any third-party supplier who holds the diamond in inventory generally ships it to us, or independent third-party jewelers, with whom we maintain ongoing relationships for assembly, within one business day. Upon receipt, the merchandise is sent to assembly for setting and sizing, which is performed by our jewelers or independent third-party jewelers. Each diamond is inspected upon arrival from our suppliers, and each finished setting or sizing is inspected prior to shipment to a customer. Prompt and secure delivery of our products is a high priority, and we ship nearly all diamond and fine jewelry products via nationally recognized carriers. Loose diamonds and customized diamond jewelry products may be shipped by Blue Nile or directly by our suppliers or third-party jewelers to our customers.

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

Seasonality

Our business is generally affected by the seasonality of traditional jewelry retail, with higher sales volumes during our fourth quarter. The fourth quarter accounted for approximately 36%, 36% and 38% of our net sales in the years ended December 31, 2006, January 1, 2006 and January 2, 2005, respectively. We also have experienced relatively higher net sales in February and May relating to Valentine’s Day and Mother’s Day.

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

Intellectual Property

We rely on general intellectual property law and contractual restrictions and to a limited extent, copyrights and patents, to protect our proprietary rights and technology. These contractual restrictions include confidentiality agreements, invention assignment agreements and nondisclosure agreements with employees, contractors, suppliers and strategic partners. Despite the protection of general intellectual property law and our contractual restrictions, it may be possible for a third-party to copy or otherwise obtain and use our intellectual property without our authorization. In addition, we pursue the registration of our trademarks and service marks in the U.S. and certain other countries. However, effective intellectual property protection or enforcement may not be available in every country in which our products and services are made available in the future. In the United States and certain other countries, we have registered “Blue Nile,” “bluenile.com,” the BN logo and the Blue Nile BN stylized logo as trademarks. We have also registered copyrights with respect to images and information set forth on our websites and the computer codes incorporated in our websites and filed U.S. patent applications relating to certain features of our websites. We also rely on technologies that we license from third parties, particularly software solutions for financial reporting, inventory management, order fulfillment and merchandising.

Employees

At December 31, 2006, we employed 161 people, which included 159 full-time and 2 part-time employees. We also utilize independent contractors and temporary personnel on a seasonal basis. Our employees are not party to any collective bargaining agreement, and we have never experienced an organized work stoppage. We believe our relations with our employees are good.

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

We were incorporated in March 1999 and have a limited operating history. As a result, it is difficult to accurately forecast our net sales and plan our operating expenses. We base our current and future expense levels on our operating forecasts and estimates of future net sales. Net sales and operating results are difficult to forecast because they generally depend on the volume and timing of the orders we receive, which are uncertain. Some of our expenses are fixed, and, as a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected shortfall in net sales. This inability could cause our net income in a given quarter to be lower than expected. We also make certain assumptions when forecasting the amount of expense we expect related to our stock-based compensation, which includes the expected volatility of our stock price, the expected life of options granted and the expected rate of stock option forfeitures. These assumptions are partly based on historical results. If actual results differ from our estimates, our net income in a given quarter may be lower than expected.

We expect our quarterly financial results to fluctuate, which may lead to volatility in our stock price.

We expect our net sales and operating results to vary significantly from quarter to quarter due to a number of factors, including changes in:

•	demand for our products;

•	the costs to acquire diamonds and precious metals;

•	our ability to attract visitors to our websites and convert those visitors into customers;

•	our ability to retain existing customers or encourage repeat purchases;

•	our ability to manage our product mix and inventory;

•	wholesale diamond prices;

•	consumer tastes and preferences for diamonds and fine jewelry;

•	our ability to manage our operations;

•	the extent to which we provide for and pay taxes;

•	stock-based compensation expense as a result of the nature, timing and amount of stock options granted, the underlying assumptions used in valuing these options, the estimated rate of stock option forfeitures and other factors;

•	advertising and other marketing costs;

•	our, or our competitors’, pricing and marketing strategies;

•	the introduction of competitive websites, products, price decreases or improvements;

•	general economic conditions both domestically and internationally;

•	conditions or trends in the diamond and fine jewelry industry;

•	conditions or trends in the Internet and e-commerce industry;

•	the success of our geographic and product line expansions; and

•	costs of expanding or enhancing our technology or websites.

As a result of the variability of these and other factors, our operating results in future quarters may be below the expectations of public market analysts and investors. In this event, the price of our common stock may decline.

As a result of seasonal fluctuations in our net sales, our quarterly results may fluctuate and could be below expectations.

We have experienced and expect to continue to experience seasonal fluctuations in our net sales. In particular, a disproportionate amount of our net sales has been realized during the fourth quarter as a result of the December holiday season, and we expect this seasonality to continue in the future. Approximately 36%, 36% and 38% of our net sales in the years ended December 31, 2006, January 1, 2006 and January 2, 2005, respectively, were generated during the fourth quarter of each year. In anticipation of increased sales activity during the fourth quarter, we may incur significant additional expenses, including higher inventory of jewelry and additional staffing in our fulfillment and customer support operations. If we were to experience lower than expected net sales during any future fourth quarter, it would have a disproportionately large impact on our operating results and financial condition for that year. We also experience considerable fluctuations in net sales in periods preceding other annual occasions such as Valentine’s Day and Mother’s Day. In the future, our seasonal sales patterns may become more pronounced, may strain our personnel and fulfillment activities and may cause a shortfall in net sales as compared to expenses in a given period, which would substantially harm our business and results of operations.

Our failure to acquire quality diamonds and fine jewelry at commercially reasonable prices would result in higher costs and lower net sales and damage our competitive position.

If we are unable to acquire quality diamonds and fine jewelry at commercially reasonable prices, our costs may exceed our forecasts, our gross margins and operating results may suffer and our competitive position could be damaged. The success of our business model depends, in part, on our ability to offer quality products to customers at prices that are below those of traditional jewelry retailers. A majority of the world’s supply of rough diamonds is controlled by a small number of diamond mining firms. As a result, any decisions made to restrict the supply of rough diamonds by these firms to our suppliers could substantially impair our ability to acquire diamonds at commercially reasonable prices, if at all. We do not currently have any direct supply relationship with these firms. Our ability to acquire diamonds and fine jewelry is also substantially dependent on our relationships with various suppliers. Approximately 21%, 25% and 25% of our payments to our diamond and fine jewelry suppliers in the years ended December 31, 2006, January 1, 2006 and January 2, 2005, respectively, were made to our top three suppliers. Our inability to maintain and expand these and other future diamond and fine jewelry supply relationships on commercially reasonable terms or the inability of our current and future suppliers to maintain arrangements for the supply of products sold to us on commercially reasonable terms would substantially harm our business and results of operations.

Suppliers and manufacturers of diamonds as well as retailers of diamonds and diamond jewelry are vertically integrated and we expect they will continue to vertically integrate their operations either by developing retail channels for the products they manufacture or acquiring sources of supply, including, without limitation, diamond mining operations for the products that they sell. To the extent such vertical integration efforts are successful, some of the fragmentation in the existing diamond supply chain could be eliminated, our ability to obtain an adequate supply of diamonds and fine jewelry from multiple sources could be limited and our competitors may be able to obtain diamonds at lower prices.

Our failure to meet customer expectations with respect to price would adversely affect our business and results of operations.

Demand for our products has been highly sensitive to pricing changes. Changes in our pricing strategies have had and may continue to have a significant impact on our net sales, gross margins and net income. In the past, we have instituted retail price changes as part of our strategy to stimulate growth in net sales and optimize gross profit. We may institute similar price changes in the future. Such price changes may not result in an increase in net sales or in the optimization of gross profits. In addition, many external factors, including the costs to acquire diamonds and precious metals and our competitors’ pricing and marketing strategies, can significantly impact our pricing strategies. If we fail to meet customer expectations with respect to price in any given period, our business and results of operations would suffer.

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

The online market for diamonds and fine jewelry is significantly less developed than the online market for books, music, toys and other consumer products. If this market does not gain widespread acceptance, our business may suffer. Our success will depend, in part, on our ability to attract consumers who have historically purchased diamonds and fine jewelry through traditional retailers. Furthermore, we may have to incur significantly higher and more sustained advertising and promotional expenditures or price our products more competitively than we currently anticipate in order to attract additional online consumers to our websites and convert them into purchasing customers. Specific factors that could prevent consumers from purchasing diamonds and fine jewelry from us include:

•	concerns about buying luxury products such as diamonds and fine jewelry without a physical storefront, face-to-face interaction with sales personnel and the ability to physically handle and examine products;

•	delivery time associated with Internet orders;

•	product offerings that do not reflect consumer tastes and preferences;

•	pricing that does not meet consumer expectations;

•	concerns about the security of online transactions and the privacy of personal information;

•	delayed shipments or shipments of incorrect or damaged products;

•	inconvenience associated with returning or exchanging Internet purchased items; and

•	usability, functions and features of our websites.

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

A critical component of our brand promotion strategy is establishing a relationship of trust with our customers, which we believe can be achieved by providing a high quality customer experience. In order to provide a high quality customer experience, we have invested and will continue to invest substantial amounts of resources in the development and functionality of our multiple websites, technology infrastructure, fulfillment operations and customer service operations. Our ability to provide a high quality customer experience is also dependent, in large part, on external factors over which we may have little or no control, including, without limitation, the reliability and performance of our suppliers, third-party jewelry assemblers, third-party carriers and networking vendors. During our peak seasons, we rely on temporary employees to supplement our full-time customer service and fulfillment employees. Temporary employees may not have the same level of commitment to our customers as our full-time employees. If our customers are dissatisfied with the quality of the products or the customer service they receive, or if we are unable to deliver products to our customers in a timely manner or at all, our customers may stop purchasing products from us. We also rely on third parties for information, including product characteristics and availability that we present to consumers on our websites, which may, on occasion, be inaccurate. Our failure to provide our customers with high quality customer experiences for any reason could substantially harm our reputation and adversely impact our efforts to develop Blue Nile as a trusted brand. The failure of our brand promotion activities could adversely affect our ability to attract new customers and maintain customer relationships, and, as a result, substantially harm our business and results of operations.

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

The retail jewelry industry is intensely competitive, and we expect competition in the sale of diamonds and fine jewelry to increase and intensify in the future. Increased competition may result in price pressure, reduced gross margins and loss of market share, any of which could substantially harm our business and results of operations. Current and potential competitors include:

•	independent jewelry stores;

•	retail jewelry store chains, such as Tiffany & Co. and Bailey Banks & Biddle;

•	other online retailers that sell jewelry, such as Amazon.com;

•	department stores, chain stores and mass retailers, such as Nordstrom and Neiman Marcus;

•	online auction sites, such as eBay;

•	catalog and television shopping retailers, such as Home Shopping Network and QVC; and

•	discount superstores and wholesale clubs, such as Wal-Mart and Costco Wholesale.

In addition to these competitors, we may face competition from suppliers of our products that decide to sell directly to consumers, either through physical retail outlets or through online stores.

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

Our success depends on our ability to attract customers in a cost-effective manner. We have relationships with providers of online services, search engines, directories and other websites and e-commerce businesses to provide content, advertising banners and other links that direct customers to our websites. We rely on these relationships as significant sources of traffic to our websites. Our agreements with these providers generally have terms of one year or less. If we are unable to develop or maintain these relationships on acceptable terms, our ability to attract new customers would be harmed. In addition, many of the parties with which we have online-advertising arrangements could provide advertising services to other online or traditional retailers, including retailers with whom we compete. As competition for online advertising has increased, the cost for these services has also increased. A significant increase in the cost of the marketing vehicles upon which we rely could adversely impact our ability to attract customers in a cost-effective manner and harm our business and results of operations.

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

The significant cost of diamonds results in part from their scarcity. From time to time, attempts have been made to develop and market synthetic stones and gems to compete in the market for diamonds and diamond jewelry. We expect such efforts to continue in the future. If any such efforts are successful in creating widespread demand for alternative diamond products, demand and price levels for our products would decline and our business and results of operations would be substantially harmed.

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

Our current and future international operations may also fail to succeed due to other risks inherent in foreign operations, including:

•	the need to develop new supplier and jeweler relationships;

•	international regulatory requirements and tariffs;

•	difficulties in staffing and managing foreign operations;

•	longer payment cycles from credit card companies;

•	greater difficulty in accounts receivable collection;

•	our reliance on third-party carriers for product shipments to our customers;

•	risk of theft of our products during shipment;

•	potential adverse tax consequences;

•	foreign currency exchange risk;

•	lack of infrastructure to adequately conduct electronic commerce transactions or fulfillment operations;

•	unclear foreign intellectual property protection laws;

•	laws and regulations related to corporate governance and employee/employer relationships;

•	price controls or other restrictions on foreign currency;

•	difficulties in obtaining export and import licenses;

•	increased payment risk and greater difficulty addressing credit card fraud;

•	consumer and data protection laws;

•	lower levels of adoption or use of the Internet; and

•	geopolitical events, including war and terrorism.

Our failure to successfully expand our international operations may cause our business and results of operations to suffer.

We rely on our suppliers, third-party carriers and third-party jewelers as part of our fulfillment process, and these third parties may fail to adequately serve our customers.

We significantly rely on our suppliers to promptly ship us diamonds ordered by our customers. Any failure by our suppliers to sell and ship such products to us in a timely manner will have an adverse effect on our ability to fulfill customer orders and harm our business and results of operations. Our suppliers, in turn, rely on third-party carriers to ship diamonds to us, and in some cases, directly to our customers. We also rely on third-party carriers for product shipments to our customers. We and our suppliers are therefore subject to the risks, including employee strikes and inclement weather, associated with such carriers’ abilities to provide delivery services to meet our and our suppliers’ shipping needs. In addition, for some customer orders we rely on third-party jewelers to assemble the product. Our suppliers’, third-party carriers’ or third-party jewelers’ failure to deliver products to us or our customers in a timely manner or to otherwise adequately serve our customers would damage our reputation and brand and substantially harm our business and results of operations.

If our fulfillment operations are interrupted for any significant period of time, our business and results of operations would be substantially harmed.

Our success depends on our ability to successfully receive and fulfill orders and to promptly and securely deliver our products to our customers. Most of our inventory management, jewelry assembly, packaging, labeling and product return processes are performed in a single fulfillment center. This facility is susceptible to damage or interruption from human error, fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, break-ins, earthquake and similar events. We do not presently have a formal disaster recovery plan and our business interruption insurance may be insufficient to compensate us for losses that may occur in the event operations at our fulfillment center are interrupted. We have expanded and intend to significantly expand our existing fulfillment center in the near future. Any interruptions in our fulfillment center operations for any significant period of time, including interruptions resulting from the expansion of our existing facility, could damage our reputation and brand and substantially harm our business and results of operations.

We face the risk of theft of our products from inventory or during shipment.

We have and may continue to experience theft of our products while they are being held in our fulfillment center or during the course of shipment to our customers by third-party shipping carriers. We have taken steps to prevent such theft and we maintain insurance to cover losses resulting from theft. However, if security measures fail, losses exceed our insurance coverage or we are not able to maintain insurance at a reasonable cost, we could incur significant losses from theft, which would substantially harm our business and results of operations.

If the single facility where substantially all of our computer and communications hardware is located fails, our business, results of operations and financial condition would be harmed.

Our ability to successfully receive and fulfill orders and to provide high quality customer service depends in part on the efficient and uninterrupted operation of our computer and communications systems. Substantially all of the computer hardware necessary to operate our websites is located at a single leased facility. Our systems and operations are vulnerable to damage or interruption from human error, fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, break-ins, earthquake and similar events. We do not presently have redundant systems in multiple locations or a formal disaster recovery plan, and our business interruption insurance may be insufficient to compensate us for losses that may occur. In addition, our servers are vulnerable to computer viruses, denial of service attacks, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays, loss of critical data, the inability to accept and fulfill customer orders or the unauthorized disclosure of confidential customer data. The occurrence of any of the foregoing risks could substantially harm our business and results of operations.

Our failure to protect confidential information of our customers and our network against security breaches could damage our reputation and brand and substantially harm our business and results of operations.

A significant barrier to online commerce and communications is the secure transmission of confidential information over public networks. Our failure to prevent these security breaches could damage our reputation and brand and substantially harm our business and results of operations. Currently, a majority of our sales are billed to our customers’ credit card accounts directly. We rely on encryption and authentication technology licensed from third parties to effect secure transmission of confidential information, including credit card numbers. Advances in computer capabilities, human errors, new discoveries in the field of cryptography or other developments may result in a compromise or breach of the technology used by us to protect customer transaction data. In addition, any party who is able to illicitly obtain a user’s password could access the customer’s transaction data. An increasing number of websites and Internet companies have reported breaches of their security. Any such compromise of our security could damage our reputation, business and brand and expose us to a risk of loss or litigation and possible liability, which would substantially harm our business, and results of operations. In addition, anyone who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations, damage our computers or those of our users, or otherwise damage our reputation and business. These issues are likely to become more difficult as we expand the number of countries in which we operate. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches.

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

On February 2, 2006, our board of directors authorized the repurchase of up to $100 million of Blue Nile, Inc. common stock during the subsequent 24 month period following the approval date of such repurchases. On July 27, 2006, our board of directors authorized the repurchase of up to an additional $50 million of Blue Nile, Inc. common stock during the subsequent 24 month period following the approval date of such repurchase. In the year ended December 31, 2006, we repurchased approximately 1.8 million shares of our common stock for approximately $57.4 million. These repurchases and any repurchases we may make in the future may not prove to be at optimal prices and our use of cash for the stock repurchase program may not prove to be the best use of our cash resources and may adversely impact our future liquidity.

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

We rely upon the continued service and performance of key technical, fulfillment and senior management personnel. If we lose any of these personnel, our business could suffer. Competition for qualified personnel in our industry is intense. We believe that our future success will depend on our continued ability to attract, hire and retain key employees. Other than for our CEO, we do not have “key person” life insurance policies covering any of our employees.

Failure to adequately protect or enforce our intellectual property rights could substantially harm our business and results of operations.

We rely on a combination of patent, trademark, trade secret and copyright law and contractual restrictions to protect our intellectual property. These afford only limited protection. Despite our efforts to protect and enforce our proprietary rights, unauthorized parties have attempted and may in the future attempt to copy aspects of our website features, compilation and functionality or to obtain and use information that we consider as proprietary, such as the technology used to operate our websites, our content and our trademarks. We have registered “Blue Nile,” “bluenile.com,” the BN logo and the Blue Nile BN stylized logo as trademarks in the United States and in certain other countries. Our competitors have, and other competitors may, adopt service names similar to ours, thereby impeding our ability to build brand identity and possibly leading to consumer confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of the term Blue Nile or our other trademarks. Any claims or consumer confusion related to our trademarks could damage our reputation and brand and substantially harm our business and results of operations.

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

As the Internet and online commerce industries evolve, we may be required to license emerging technologies useful in our business, enhance our existing services, develop new services and technologies that address the increasingly sophisticated and varied needs of our prospective customers and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. We may not be able to successfully implement new technologies or adapt our websites, proprietary technologies and transaction-processing systems to customer requirements or emerging industry standards. Our failure to do so would substantially harm our business and results of operations. We may be required to upgrade existing technologies or business applications, or implement new technologies or business applications. Our results of operations may be affected by the timing, effectiveness and costs associated with the successful implementation of any upgrades or changes to our systems and infrastructure.

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

Our success will depend, in large part, upon third parties maintaining the Internet infrastructure to provide a reliable network backbone with the speed, data capacity, security and hardware necessary for reliable Internet access and services. Our business, which relies on a contextually rich website that requires the transmission of substantial secure data, is also significantly dependent upon the availability and adoption of broadband Internet access and other high speed Internet connectivity technologies.

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

As of December 31, 2006, all of our facilities were located in Seattle, Washington. Our corporate headquarters consists of approximately 24,000 square feet of office space and is subject to a sub-lease that expires in April 2011. Our fulfillment center currently consists of approximately 13,000 square feet and is subject to a lease that expires on October 31, 2011. This lease provides us with an additional 14,000 square feet of additional space on or about April 1, 2007 into which we intend to expand our fulfillment operations. We believe that the facilities housing our corporate headquarters and our fulfillment center, as expanded, will be adequate to meet our current requirements for our U.S. operations and that suitable additional or substitute space will be available as needed.

Item 3.	Legal Proceedings

From time to time, we may be involved in litigation relating to claims rising out of our ordinary course of business. As of March 1, 2007, we were not a party to any material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fiscal fourth quarter of 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Dividend Policy

Our Common Stock is quoted on The NASDAQ Stock Market LLC under the symbol “NILE.” On March 1, 2007 we had approximately 72 stockholders based on the number of record holders.

The following table sets forth the high and low closing sales prices of our common stock for fiscal years 2006 and 2005. The quotations are as reported in published financial sources.

	High	Low

Fiscal year 2006:
First Quarter	$41.40	$30.80
Second Quarter	$35.93	$28.28
Third Quarter	$37.19	$24.10
Fourth Quarter	$39.52	$33.32
Fiscal year 2005:
First Quarter	$30.84	$24.95
Second Quarter	$32.99	$25.04
Third Quarter	$35.69	$31.11
Fourth Quarter	$43.87	$32.25

We have not paid any cash dividends on our common stock since inception, and it is not anticipated that cash dividends will be paid on shares of our common stock in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors.

Performance Measurement Comparison(1)

The following graph compares the total cumulative stockholder return on the Company’s common stock with the total cumulative return of the Nasdaq Market Index and Hemscott Internet Software and Services Group Index for the period beginning on May 20, 2004, the date of the Company’s public offering, through December 31, 2006, the Company’s 2006 fiscal year end.

COMPARISON OF CUMULATIVE TOTAL STOCKHOLDER RETURN(2)

(1)	This Section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of the Company under the 1933 Act or the 1934 Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

(2)	Assumes $100 was invested on May 20, 2004, at the closing price on the date of Blue Nile’s initial public offering, in Blue Nile’s common stock and each index, and all dividends have been reinvested. No cash dividends have been declared on Blue Nile’s common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Issuer Purchases of Equity Securities

On February 2, 2006, the board of directors authorized the repurchase of up to $100 million of the Company’s common stock within the 24 month period following the approval date of such repurchase. This repurchase program was announced on February 7, 2006. On July 27, 2006, the board of directors authorized the repurchase of up to an additional $50 million of the Company’s common stock within the 24 month period following the approval date of such repurchase. This repurchase program was announced on August 1, 2006. The shares may be repurchased from time to time in open market transactions or in negotiated transactions off the market. The timing and amount of any shares repurchased is determined by the Company’s management based on its evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The following table describes the shares repurchased during the quarter ended December 31, 2006 under the repurchase program.

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares
	Total Number	Average	Part of Publicly	that May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
	Purchased	per Share	Programs	Plans or Programs
				(In thousands)

October 2, 2006 through October 29, 2006	400	$36.01	400	$96,379
October 30, 2006 through November 26, 2006	31,061	$35.97	31,061	$95,262
November 27, 2006 through December 31, 2006	60,600	$34.17	60,600	$93,192

Item 6.	Selected Consolidated Financial Data

The table below shows selected consolidated financial data for each of our fiscal years ended December 31, 2006, January 1, 2006, January 2, 2005 and December 31, 2003 and 2002. The consolidated statements of operations data and the additional operating data for each of the fiscal years ended December 31, 2006, January 1, 2006 and January 2, 2005 and the consolidated balance sheets as of December 31, 2006 and January 1, 2006 are derived from our audited consolidated financial statements included elsewhere in this report. The consolidated balance sheet data as of January 2, 2005, December 31, 2003 and 2002, and the consolidated statement of operations for the fiscal years ended December 31, 2003 and 2002 are derived from audited consolidated financial statements not included in this report.

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

BLUE NILE, INC.

SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	January 1,	January 2,	December 31,
	2006	2006	2005	2003	2002
	(In thousands, except per share data)

Consolidated Statements of Operations Data:
Net sales	$251,587	$203,169	$169,242	$128,894	$72,120
Gross profit	50,853	45,042	37,584	29,385	18,117
Selling, general and administrative expenses	34,296	26,993	22,727	18,174	14,090
Restructuring charges	—	—	—	(87)	400

Operating income	16,557	18,049	14,857	11,298	3,627
Income before income taxes	19,980	20,553	15,629	11,286	1,627
Income tax expense (benefit)	6,916	7,400	5,642	(15,700)	—

Net income	$13,064	$13,153	$9,987	$26,986	$1,627

Basic net income per share	$0.79	$0.75	$0.80	$6.98	$0.49
Diluted net income per share	$0.76	$0.71	$0.56	$1.65	$0.11
Shares used in computing basic net income per share	16,563	17,550	12,450	3,868	3,336
Shares used in computing diluted net income per share	17,278	18,597	17,885	16,363	14,160
Additional Operating Data:
Net cash provided by operating activities	$40,518	$31,272	$29,751	$19,816	$16,730
Gross profit margin	20.2%	22.2%	22.2%	22.8%	25.2%
Selling, general and administrative expenses as a percentage of net sales	13.6%	13.3%	13.5%	14.1%	19.6%

	As of	As of	As of
	December 31,	January 1,	January 2,	As of December 31,
	2006	2006	2005	2003	2002
	(In thousands)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$78,540	$71,921	$59,499	$30,383	$22,597
Marketable securities	19,767	42,748	41,868	—	—
Accounts receivable	1,640	1,877	1,028	916	481
Inventories	14,616	11,764	9,914	10,204	5,181
Accounts payable	66,625	50,157	37,775	26,288	15,791
Working capital(1)	41,881	76,869	77,838	16,663	1,795
Total assets	122,106	138,005	128,382	62,305	30,914
Total long-term obligations	666	863	1,071	1,126	1,091
Mandatorily redeemable convertible preferred stock	—	—	—	57,485	57,215
Total stockholders’ equity (deficit)	47,303	81,515	83,620	(27,238)	(54,560)

(1)	Working capital consists of total current assets, including cash and cash equivalents, less total current liabilities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Management Overview

We are a leading online retailer of high quality diamonds and fine jewelry. We have built a well respected consumer brand by employing an informative sales process that empowers our customers while offering a broad selection of high quality jewelry at competitive prices. Our websites showcase thousands of independently certified diamonds and styles of fine jewelry, including rings, wedding bands, earrings, necklaces, pendants, bracelets and watches.

Our business model enables us to eliminate much of the cost associated with carrying diamond inventory. We generally do not hold in our inventory the diamonds we offer for sale until we receive a customer order. Upon receipt of a customer order for a specific diamond, we purchase that diamond from one of our suppliers, who, if holding it, generally ships it to us in one business day. We also hold certain diamonds on consignment until ordered. We take title to the diamond at the time of its shipment from our supplier or, if held by us on consignment, at the time of order. Unlike diamonds, we typically take rings, wedding bands, earrings, necklaces, pendants, bracelets and watches into inventory before they are ordered by our customers. As such, we are subject to costs associated with carrying such jewelry products and risks of potential mark-downs.

We review our operations based on both our financial results and various non-financial measures. Among the key financial factors upon which management focuses in reviewing performance are growth in net sales, gross profit, operating income and net cash provided by operating activities. As an online retailer, we do not incur most of the operating costs associated with physical retail stores, including the costs of maintaining significant inventory and related overhead. As a result, while our gross profit margins are lower than those typically maintained by traditional diamond and fine jewelry retailers, we are able to realize relatively higher operating income as a percentage of net sales. In the year ended December 31, 2006, we had a 20.2% gross profit margin, as compared to what we believe to be gross profit margins of up to 50% or more by some traditional retailers. Our lower gross profit margins result from lower retail prices that we offer to our customers. We believe these lower prices, in turn, contribute to increased net sales. Our financial results, including our net sales, gross profit and operating income can and do vary significantly from quarter to quarter as a result of a number of factors, many of which are beyond our control. These factors include the seasonality of our net sales, general economic conditions, the costs to acquire diamonds and precious metals, the costs to acquire customers and our competitors’ pricing and marketing strategies.

During the year ended December 31, 2006, net sales increased 23.8% to $251.6 million from $203.2 million in the year ended January 1, 2006. The increase in net sales is attributable to an increase in sales volume. Gross profit of $50.9 million increased $5.8 million in the year ended December 31, 2006 as compared to the year ended January 1, 2006. Operating income for the year ended December 31, 2006 decreased 8.3% to $16.6 million from $18.0 million in the year ended January 1, 2006 as a result of an increase in selling, general and administrative expenses, primarily due to a significant increase in stock-based compensation expense related to the implementation of SFAS 123R, as described below. Net income decreased to $13.1 million in the year ended December 31, 2006 from $13.2 million in the year ended January 1, 2006.

On January 2, 2006, we adopted SFAS 123R, which requires the fair value of stock options granted to be included in our financial statements. We adopted SFAS 123R using the prospective and modified prospective transition methods, which preclude prior period financial statements from being revised to reflect this change. Stock-based compensation expense in the year ended December 31, 2006 was $4.3 million compared to $312,000 in the year ended January 1, 2006. The accounting for stock-based compensation under SFAS 123R in 2006 had an impact of reducing net income and diluted earnings per share by $2.6 million and $0.14 per share, respectively. We expect future stock-based compensation expense to be significant. As of December 31, 2006, the Company had total unrecognized compensation costs related to unvested stock options accounted for using the modified prospective and prospective methods under SFAS 123R of $10.8 million. We expect to recognize this cost over a weighted average period of 2.8 years. Actual expense will depend on the nature, timing, and amount of future stock options granted and the assumptions used in valuing these stock options. Our tax accounting may also be impacted by actual stock option exercise behavior and the relative market prices at exercise.

Among the key non-financial measures we review are customer feedback and customer satisfaction ratings. We believe that maintaining high overall customer satisfaction is critical to our ongoing efforts to promote the Blue Nile brand and to increase our net sales and net income. We actively solicit customer feedback on our website functionality as well as on the entire purchase experience. To maintain a high level of performance by our diamond and jewelry consultants, we also undertake an ongoing customer feedback process.

In August 2004, we launched a website in the United Kingdom, www.bluenile.co.uk through which we offered a limited number of products. In September 2005, we began offering customization tools on our U.K. website to provide customers with the ability to customize their diamond jewelry products and to purchase wedding bands. In January 2005, we launched a website in Canada, www.bluenile.ca, through which we offer diamond and jewelry products for sale. Sales through the U.K. and Canada websites totaled $8.3 million for the fiscal year ended December 31, 2006.

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

Our contracts with our suppliers generally allow us to return to our suppliers diamonds purchased and returned by our customers.

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

The Company performed the following sensitivity analysis using changes in the expected term and volatility that could be reasonably possible in the near term. If we assumed a six month change in the expected term or a 500 basis point change in expected volatility, the value of a newly granted hypothetical stock option would increase (decrease) by the following percentages:

	Increase	Decrease

Expected Term(1)	5.8%	(6.2)%
Expected Volatility(1)	8.9%	(9.0)%

(1)	Sensitivity to change in assumptions was determined using the Black-Scholes-Merton valuation model compared to the following original assumptions: stock price and exercise price equal to the closing market price of Blue Nile, Inc. common stock on December 29, 2006, expected term of 4.5 years, expected volatility of 36%, expected dividend yield of 0.0% and a risk free investment rate of 5.0%.

Results of Operations

The following table presents our historical operating results for the periods indicated as a percentage of net sales:

	Year Ended	Year Ended	Year Ended
	December 31,	January 1,	January 2,
	2006	2006	2005

Net sales	100.0%	100.0%	100.0%

Gross profit	20.2	22.2	22.2
Selling, general and administrative expenses	13.6	13.3	13.5

Operating income	6.6	8.9	8.7

Other income (expense), net	1.3	1.2	0.5

Income before income taxes	7.9	10.1	9.2

Income tax expense	2.7	3.6	3.3

Net income	5.2%	6.5%	5.9%

The following describes certain line items set forth in our consolidated statement of operations:

Net Sales.  Substantially all of our net sales consist of diamonds and fine jewelry sold via the Internet, net of estimated returns. Historically, net sales have been higher in the fourth quarter as a result of higher consumer spending during the holiday season. We expect this seasonal trend to continue in the foreseeable future. We also generate net sales from upgrades to our free standard shipping.

Gross Profit.  Our gross profit consists of net sales less the cost of sales. Our cost of sales includes the cost of merchandise sold to customers, inbound and outbound shipping costs, depreciation on assembly related assets, insurance on shipments and the costs incurred to set diamonds into ring, earring and pendant settings, including labor and related facilities costs. Our gross profit has fluctuated historically and we expect it to continue to fluctuate based primarily on our product acquisition costs, product mix and pricing decisions.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses consist primarily of payroll and related benefit costs for our employees, stock-based compensation, marketing costs and credit card fees. These expenses also include certain facilities, fulfillment, customer service, technology and depreciation expenses, as well as professional fees and other general corporate expenses.

Fiscal Year.  The Company’s fiscal year ends on the Sunday closest to December 31. Each fiscal year consists of four 13-week quarters, with an extra week added in the fourth quarter every five to six years.

The following table presents our historical operating results for the periods indicated, including a comparison of the financial results for the periods indicated (dollars in thousands, except per share data):

				Comparison of		Comparison of
				Year Ended		Year Ended
				December 31, 2006 to		January 1, 2006 to
	Year Ended	Year Ended	Year Ended	Year Ended		Year Ended
	December 31,	January 1,	January 2,	January 1, 2006		January 2, 2005
	2006	2006	2005	$ Change	% Change	$ Change	% Change

Net sales	$251,587	$203,169	$169,242	$48,418	23.8%	$33,927	20.0%
Cost of sales	200,734	158,127	131,658	42,607	26.9%	26,469	20.1%

Gross profit	50,853	45,042	37,584	5,811	12.9%	7,458	19.8%
Operating expenses:
Selling, general and administrative	34,296	26,993	22,727	7,303	27.1%	4,266	18.8%

Operating income	16,557	18,049	14,857	(1,492)	−8.3%	3,192	21.5%
Other income (expense), net:
Interest income	3,323	2,499	709	824	33.0%	1,790	252.5%
Other income	100	5	63	95	nm	(58)	−92.1%

	3,423	2,504	772	919	36.7%	1,732	224.4%

Income before income taxes	19,980	20,553	15,629	(573)	−2.8%	4,924	31.5%
Income tax expense (benefit)	6,916	7,400	5,642	(484)	−6.5%	1,758	31.2%

Net income	$13,064	$13,153	$9,987	$(89)	−0.7%	$3,166	31.7%

Basic net income per share	$0.79	$0.75	$0.80	$0.04	5.3%	$(0.05)	−6.3%

Diluted net income per share	$0.76	$0.71	$0.56	$0.05	7.0%	$0.15	26.8%

Comparison of Year Ended December 31, 2006 to Year Ended January 1, 2006

Net Sales

Net sales increased 23.8% in 2006, reflecting sales volume growth in all product categories in our domestic and international markets.

Gross Profit

The increase in gross profit in the year ended December 31, 2006 compared to the year ended January 1, 2006 resulted primarily from increases in net sales volume, as discussed above. Gross profit as a percentage of net sales was 20.2% in the year ended December 31, 2006 and 22.2% in the year ended January 1, 2006. The decrease in gross profit as a percentage of net sales was primarily due to our lower diamond pricing strategy that was implemented in the first quarter of 2006 to optimize gross profit, and to a lesser extent, cost increases in gold, silver and platinum jewelry that were not fully passed on to our customers. Volume increases in the non-engagement jewelry category, which typically carries a higher gross margin than engagement, partially offset the decreases related to pricing. The engagement category represented approximately 70% of our total net sales in the year ended December 31, 2006, compared to 72% in the year ended January 1, 2006. We expect that gross profit will fluctuate in the future based primarily on changes in product acquisition costs, product mix and pricing decisions.

Selling, General and Administrative Expenses

The increase in selling, general and administrative expenses in the year ended December 31, 2006 compared to the year ended January 1, 2006 was due to several factors. Stock-based compensation increased approximately $4.0 million to $4.3 million, compared to $312,000 in the year ended January 1, 2006, as a result of the adoption of SFAS 123R. We recorded $4.1 million of stock-based compensation expense as a result of the transition to accounting for stock-based compensation at fair value using the modified prospective method in accordance with SFAS 123R. Of this amount, $4.0 million was recognized as selling, general and administrative expense and $75,000 was recognized as cost of sales. Marketing costs increased approximately $2.3 million in the year ended December 31, 2006 compared to the year ended January 1, 2006 primarily due to higher sales volume. Credit card processing fees increased approximately $965,000 in the year ended December 31, 2006 compared to the year ended January 1, 2006 due to the increase in sales volume. Payroll and related costs increased approximately $651,000 in the year ended December 31, 2006 compared to the year ended January 1, 2006 due to additional headcount and increased compensation costs. These increases were partially offset by lower contractor and consultant costs for the year ended December 31, 2006 compared to the year ended January 1, 2006, which included costs related to the implementation of Sarbanes-Oxley 404. As a percentage of net sales, selling, general and administrative expenses were 13.6% and 13.3% in the year ended December 31, 2006 and the year ended January 1, 2006, respectively. The increase in selling, general and administrative expenses as a percentage of net sales in the year ended December 31, 2006 resulted primarily from the addition of stock-based compensation expenses as a result of the implementation of SFAS 123R, as discussed above.

We expect selling, general and administrative expenses to increase in absolute dollars in future periods as a result of our marketing efforts to drive increases in net sales, growth in our fulfillment and customer service operations to support higher sales volumes and increases in credit card processing fees and other variable expenses.

Other Income (Expense), Net

Other income (expense), net consists primarily of interest income. The increase of $824,000 in interest income in the year ended December 31, 2006 compared to the year ended January 1, 2006 was due to an increase in interest rates during the year ended December 31, 2006 compared to the year ended January 1, 2006, partially offset by a decrease in the average cash balance in the year ended December 31, 2006 compared to the year ended January 1, 2006 as a result of share repurchases in 2006.

Income Taxes

The effective income tax rate for the year ended December 31, 2006 was 34.6% as compared to 36.0% for the year ended January 1, 2006. This change in tax rate resulted from adjustments arising from the final determination of our 2005 income tax expense and adjustments to deferred taxes for the year ended December 31, 2006. During 2006, we fully utilized our net operating loss carryforwards for federal income tax purposes.

Comparison of Year Ended January 1, 2006 to Year Ended January 2, 2005

Net Sales

The increase in net sales in the year ended January 1, 2006 compared to the year ended January 2, 2005 was primarily due to an increase in the net sales volume of engagement rings and diamond jewelry. The remaining increase in net sales resulted primarily from growth in demand for loose diamonds, wedding bands and customized non-engagement jewelry. The engagement category represented approximately 72% of our total net sales in the year ended January 1, 2006, as compared to 74% in the year ended January 2, 2005.

Gross Profit

The increase in gross profit in the year ended January 1, 2006 compared to the year ended January 2, 2005 resulted primarily from increases in sales volume, as discussed above. Gross profit as a percentage of net sales was 22.2% in the year ended January 1, 2006 and the year ended January 2, 2005. In the year ended January 1, 2006, we had a higher proportion of sales in the non-engagement jewelry category than in the year ended January 2, 2005, which typically carries a higher gross margin than the engagement category. This increase in gross margin related to higher jewelry sales was offset by lower gross margins in the engagement category.

Selling, General and Administrative Expenses

The increase in selling, general and administrative expenses in the year ended January 1, 2006 compared to the year ended January 2, 2005 was due to several factors. Costs associated with being a public company, including audit and other professional service fees and costs related to the implementation of Section 404 of the Sarbanes-Oxley Act of 2002, increased approximately $1.4 million in the year ended January 1, 2006. Marketing costs increased $1.1 million in the year ended January 1, 2006 due to the increase in sales volume. In addition, we experienced increases in online advertising rates during the year ended January 1, 2006. Payroll and related costs increased approximately $870,000 in the year ended January 1, 2006 due primarily to the addition of new employees. Credit card processing fees increased approximately $560,000 in the year ended January 1, 2006 due to the increase in sales volume. As a percentage of net sales, selling, general and administrative expenses were 13.3% and 13.5% in the year ended January 1, 2006 and the year ended January 2, 2005, respectively. The decrease in selling, general and administrative expenses as a percentage of net sales in the year ended January 1, 2006 compared to the year ended January 2, 2005 resulted primarily from our ability to leverage our fixed cost base. In the year ended January 1, 2006, we recorded approximately $312,000 of stock compensation expense as compared to $355,000 in the year ended January 2, 2005.

Other Income (Expense), Net

Other income (expense), net consisted primarily of interest income. The increase in interest income in the year ended January 1, 2006 compared to the year ended January 2, 2005 was due to an increase in interest rates and an increase in the average balance of cash and marketable securities during the year ended January 1, 2006 compared to the year ended January 2, 2005.

Income Taxes

In the year ended January 1, 2006 and the year ended January 2, 2005, we recognized income tax expense related to the provision for income taxes at the effective tax rate. The effective income tax rate for the year ended January 1, 2006 was 36.0% as compared to 36.1% for the year ended January 2, 2005.

Liquidity and Capital Resources

Since inception, we have funded our operations through cash generated by operations, the sale of equity securities, subordinated indebtedness, credit facilities and capital lease obligations. The significant components of our working capital are inventory and liquid assets such as cash, marketable securities and trade accounts receivable, reduced by accounts payable and accrued expenses. Our business model provides certain beneficial working capital characteristics. While we collect cash from sales to customers within several business days of the related sale, we typically have extended payment terms with our suppliers.

As of December 31, 2006, working capital totaled $41.9 million, including cash and cash equivalents of $78.5 million and marketable securities of $19.8 million, partially offset by accounts payable of $66.6 million. Due to the seasonal nature of our business, cash and cash equivalents, inventory and accounts payable are generally higher in the fourth quarter, resulting in fluctuations in our working capital. During the year ended December 31, 2006, we fully utilized our net operating loss carryforwards for federal income tax purposes.

Net cash provided by operating activities was $40.5 million, $31.3 million and $29.8 million in the years ended December 31, 2006, January 1, 2006 and January 2, 2005, respectively. The increase in cash provided by operating activities in the year ended December 31, 2006 compared to the year ended January 1, 2006 was primarily due to cash generated from net income of $13.1 million, non-cash stock-based compensation expense of $4.4 million due to the adoption of SFAS 123R, tax benefits realized upon the exercise of stock options of $2.7 million, an increase in accrued liabilities, and growth in accounts payable related to net sales growth and extended payment terms with our suppliers. These increases were partially offset by an increase in inventory balances and the change in deferred income taxes resulting from the utilization of our net operating loss carryforwards. The increase in cash provided by operating activities in the year ended January 1, 2006 compared to the year ended January 2, 2005 was primarily due to an increase in pretax income, the change in the deferred income tax balance, growth in accounts payable related to net sales growth and extended payment terms with our suppliers, partially offset by an increase in inventory balances.

Net cash provided by investing activities was $21.1 million in the year ended December 31, 2006 and was primarily related to the net sales of marketable securities. Net cash used in investing activities was $2.1 million and $43.3 million in the year ended January 1, 2006 and the year ended January 2, 2005, respectively, and was primarily related to the net purchase of marketable securities.

Net cash used in financing activities in the year ended December 31, 2006 was $55.0 million, related primarily to repurchases of our common stock. On February 2, 2006, the board of directors authorized the repurchase of up to $100 million of the Company’s common stock within the 24 month period following the approval date of the repurchase program. This repurchase program was announced on February 7, 2006. On July 27, 2006, the board of directors authorized the repurchase of up to an additional $50 million of the Company’s common stock within the 24 month period following the approval date of the repurchase program. This repurchase program was announced on August 1, 2006. The shares may be repurchased from time to time in open market transactions or in negotiated transactions off the market. The timing and amount of any shares repurchased is determined by the Company’s management based on its evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. In the year ended December 31, 2006, we purchased approximately 1.8 million shares of our common stock for $57.4 million. Net cash used in financing activities in the year ended January 1, 2006 was $16.8 million related primarily to repurchases of Blue Nile, Inc. common stock under a repurchase plan authorized by the board of directors in February 2005. The increase in net cash used in financing activities in the year ended December 31, 2006 was partially offset by an increase in proceeds from stock option exercises and excess tax benefits from stock option exercises. In the year ended January 1, 2006, the excess tax benefits from stock option exercises were presented as operating cash inflows in accordance with EITF 00-15. Net cash provided by financing activities was $42.7 million in the year ended January 2, 2005, resulting primarily from the net proceeds of our initial public offering.

The following table summarizes our contractual obligations and the expected effect on liquidity and cash flows as of December 31, 2006.

		Less than			Over
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years

Operating leases	$2,182	$446	$977	$759	$—
Purchase obligations(1)	8,120	8,120	—	—	—
Purchase obligations(2)	392	392	—	—	—

	$10,694	$8,958	$977	$759	$—

(1)	Includes open merchandise purchase orders at December 31, 2006

(2)	Includes commitments for advertising and marketing services at December 31, 2006

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

Off-Balance Sheet Arrangements

At December 31, 2006, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purposes entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Impact of Inflation

The effect of inflation and changing prices on our operations was not significant during the periods presented.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in short-term, high quality, interest bearing securities. Our investments in debt securities are subject to interest rate risk. To minimize our exposure to an adverse shift in interest rates, we invest in short-term securities and maintain an average maturity of one year or less. If interest rates had averaged 1% more than they did in the year ended December 31, 2006, interest income for the year would have increased approximately 21.5%, or $716,000.

Item 8.	Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

Page

Financial Statements
Reports of Independent Registered Public Accounting Firms	33
Consolidated Balance Sheets, as of December 31, 2006 and January 1, 2006	35
Consolidated Statements of Operations, for the fiscal years ended December 31, 2006, January 1, 2006 and January 2, 2005	36
Consolidated Statements of Changes in Mandatorily Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit), for the fiscal years ended December 31, 2006, January 1, 2006 and January 2, 2005	37
Consolidated Statements of Cash Flows, for the fiscal years ended December 31, 2006, January 1, 2006 and January 2, 2005	38
Notes to Consolidated Financial Statements	39
Selected Quarterly Financial Information (unaudited)	54
Financial Statement Schedule
Schedule II, Valuation and Qualifying Accounts	55
All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Blue Nile, Inc.
Seattle, WA

We have audited the accompanying consolidated balance sheet of Blue Nile, Inc. and subsidiary (the “Company”) as of December 31, 2006, and the related consolidated statements of operations, changes in mandatorily redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for the period ended December 31, 2006. Our audit also included the financial statement schedule for the year ended December 31, 2006, listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Blue Nile, Inc. and subsidiary as of December 31, 2006, and the results of their operations and their cash flows for the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, on January 2, 2006, the Company changed its method of accounting for stock-based compensation upon adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

As discussed in Note 1 to the consolidated financial statements, on December 31, 2006, the Company initially applied the provisions of Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, and recorded a cumulative effect adjustment to beginning accumulated deficit in 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  Deloitte & Touche LLP

Seattle, WA
March 16, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Blue Nile, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Blue Nile, Inc. at January 1, 2006, the results of its operations and its cash flows for the two years in the period ended January 1, 2006, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for each of the two years in the period ended January 1, 2006 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/  PricewaterhouseCoopers LLP

Seattle, WA
March 13, 2006

BLUE NILE, INC.

Consolidated Balance Sheets
(In thousands, except par value)

	December 31,	January 1,
	2006	2006

ASSETS
Current assets:
Cash and cash equivalents	$78,540	$71,921
Restricted cash	117	119
Marketable securities	19,767	42,748
Trade accounts receivable	1,484	1,567
Other accounts receivable	156	310
Inventories	14,616	11,764
Deferred income taxes	598	3,223
Prepaids and other current assets	740	844

Total current assets	116,018	132,496
Property and equipment, net	3,391	3,261
Intangible assets, net	319	352
Deferred income taxes	2,285	1,819
Other assets	93	77

Total assets	$122,106	$138,005

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$66,625	$50,157
Accrued liabilities	7,315	5,262
Current portion of deferred rent	197	208

Total current liabilities	74,137	55,627
Deferred rent, less current portion	666	863
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, none issued and outstanding
Common stock, $0.001 par value; 300,000 shares authorized 19,073 shares and 18,646 shares issued, respectively; 15,972 shares and 17,331 shares outstanding, respectively	19	19
Additional paid-in capital	115,751	106,341
Deferred compensation	(180)	(480)
Accumulated other comprehensive (loss) income	(2)	5
Retained earnings (accumulated deficit)	7,110	(6,362)
Treasury stock, at cost; 3,101 shares and 1,315 shares outstanding, respectively	(75,395)	(18,008)

Total stockholders’ equity	47,303	81,515

Total liabilities and stockholders’ equity	$122,106	$138,005

The accompanying notes are an integral part of these consolidated financial statements

BLUE NILE, INC.

Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended	Year Ended	Year Ended
	December 31,	January 1,	January 2,
	2006	2006	2005

Net sales	$251,587	$203,169	$169,242
Cost of sales	200,734	158,127	131,658

Gross profit	50,853	45,042	37,584
Operating expenses:
Selling, general and administrative	34,296	26,993	22,727

Operating income	16,557	18,049	14,857
Other income (expense), net:
Interest income	3,323	2,499	709
Other income	100	5	63

	3,423	2,504	772

Income before income taxes	19,980	20,553	15,629
Income tax expense	6,916	7,400	5,642

Net income	$13,064	$13,153	$9,987

Basic net income per share	$0.79	$0.75	$0.80

Diluted net income per share	$0.76	$0.71	$0.56

The accompanying notes are an integral part of these consolidated financial statements

BLUE NILE, INC.

Consolidated Statements of Changes in Mandatorily Redeemable Convertible Preferred Stock and
Stockholders’ Equity (Deficit)
(In thousands)

	Mandatorily
	Redeemable						Retained	Accumulated			Total
	Convertible				Additional	Deferred	Earnings	Other	Treasury		Stockholders’
	Preferred Stock		Common Stock		Paid-In	Stock	(Accumulated	Comprehensive	Stock		Equity
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit)	Income (Loss)	Shares	Amount	(Deficit)

Balance, December 31, 2003	10,000	$57,485	5,128	$5	$4,247	$(1,352)	$(29,502)	$—	(750)	$(636)	$(27,238)
Net income	—	—	—	—	—	—	9,987	—	—	—	9,987
Other comprehensive income (loss):
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	—	—	(2)	—	—	(2)

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	9,985
Sale of common stock, net of offering expenses	—	—	2,301	2	42,514	—	—	—	—	—	42,516
Conversion of mandatorily redeemable convertible preferred stock to common stock	(10,000)	(57,485)	10,920	11	57,474	—	—	—	—	—	57,485
Deferred stock compensation on issuance of stock options	—	—	—	—	228	(228)	—	—	—	—	—
Tax benefit from stock option exercises	—	—	—	—	352	—	—	—	—	—	352
Amortization of deferred stock compensation	—	—	—	—	—	355	—	—	—	—	355
Reversal of deferred compensation relating to cancelled options	—	—	—	—	(296)	296	—	—	—	—	—
Exercise of common stock options and warrants	—	—	128	—	145	—	—	—	—	—	145
Issuance of common stock to directors	—	—	1	—	20	—	—	—	—	—	20

Balance, January 2, 2005	—	—	18,478	18	104,684	(929)	(19,515)	(2)	(750)	(636)	83,620
Net income	—	—	—	—	—	—	13,153	—	—	—	13,153
Other comprehensive income (loss):
Unrealized gain on marketable securities, net of tax	—	—	—	—	—	—	—	7	—	—	7

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	13,160
Tax benefit from stock option exercises	—	—	—	—	1,190	—	—	—	—	—	1,190
Amortization of deferred stock compensation	—	—	—	—	—	312	—	—	—	—	312
Reversal of deferred compensation relating to cancelled options	—	—	—	—	(137)	137	—	—	—	—	—
Exercise of common stock options	—	—	167	1	574	—	—	—	—	—	575
Issuance of common stock to directors	—	—	1	—	30	—	—	—	—	—	30
Repurchase of common stock	—	—	—	—	—	—	—	—	(565)	(17,372)	(17,372)

Balance, January 1, 2006	—	—	18,646	19	106,341	(480)	(6,362)	5	(1,315)	(18,008)	81,515
Adjustment to beginning accumulated deficit (Note 1)	—	—	—	—	—	—	408	—	—	—	408
Net income	—	—	—	—	—	—	13,064	—	—	—	13,064
Other comprehensive income (loss):
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	—	—	(7)	—	—	(7)

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	13,465
Tax benefit from exercise of stock options	—	—	—	—	2,961	—	—	—	—	—	2,961
Amortization of deferred stock compensation	—	—	—	—	—	269	—	—	—	—	269
Reversal of deferred compensation relating to cancelled options	—	—	—	—	(31)	31	—	—	—	—	—
Exercise of common stock options	—	—	425	—	2,251	—	—	—	—	—	2,251
Issuance of common stock to directors	—	—	2	—	94	—	—	—	—	—	94
Stock-based compensation	—	—	—	—	4,135	—	—	—	—	—	4,135
Repurchase of common stock	—	—	—	—	—	—	—	—	(1,786)	(57,387)	(57,387)

Balance, December 31, 2006	—	$—	19,073	$19	$115,751	$(180)	$7,110	$(2)	(3,101)	$(75,395)	$47,303

The accompanying notes are an integral part of these consolidated financial statements

BLUE NILE, INC.

Consolidated Statements of Cash Flows
(In thousands)

	Year Ended	Year Ended	Year Ended
	December 31,	January 1,	January 2,
	2006	2006	2005

Operating activities:
Net income	$13,064	$13,153	$9,987
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,868	1,717	1,510
Loss (gain) on disposal of fixed assets	5	11	(5)
Stock-based compensation	4,434	342	375
Deferred income taxes	2,654	5,872	5,036
Tax benefit from exercise of stock options	2,739	1,190	352
Excess tax benefit from exercise of stock options	(172)	—	—
Changes in assets and liabilities:
Receivables, net	236	(849)	(111)
Inventories	(2,852)	(1,850)	290
Prepaid expenses and other assets	88	(41)	(387)
Accounts payable	16,468	12,382	11,487
Accrued liabilities	2,194	(452)	1,246
Deferred rent	(208)	(203)	(29)

Net cash provided by operating activities	40,518	31,272	29,751
Investing activities:
Purchases of property and equipment	(1,908)	(1,072)	(1,417)
Purchases of intangible assets	—	—	(416)
Proceeds from the sale of property and equipment	1	8	7
Purchases of marketable securities	(75,030)	(156,870)	(82,870)
Proceeds from the sale of marketable securities	98,000	156,000	41,000
Transfers of restricted cash	2	(119)	400

Net cash provided by (used in) investing activities	21,065	(2,053)	(43,296)
Financing activities:
Proceeds from the sale of common stock, net of issuance costs	—	—	42,516
Repurchase of common stock	(57,387)	(17,372)	—
Proceeds from warrant and stock option exercises	2,251	575	145
Excess tax benefit from exercise of stock options	172	—	—

Net cash (used in) provided by financing activities	(54,964)	(16,797)	42,661

Net increase in cash and cash equivalents	6,619	12,422	29,116
Cash and cash equivalents, beginning of period	71,921	59,499	30,383

Cash and cash equivalents, end of period	$78,540	$71,921	$59,499

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$325	$328	$235
Non-cash investing and financing activities:
Non-cash proceeds from the sale of property and equipment	$—	$21	$—

The accompanying notes are an integral part of these consolidated financial statements

BLUE NILE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Description of the Company and Summary of Significant Accounting Policies

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

Reclassifications

Certain reclassifications of prior period balances have been made for consistent presentation with the current period. These reclassifications had no impact on net income, net cash provided by operating activities or stockholders’ equity as previously reported.

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

Concentration of Risk

The Company maintains the majority of its cash and cash equivalents and marketable securities in accounts with one major financial institution in the United States of America, in the form of demand deposits, money market accounts and U.S. government securities. Deposits in this bank may exceed the amounts of insurance provided on such deposits. The Company has not experienced any losses on its deposits of cash and cash equivalents. The Company’s accounts receivable are derived from credit card purchases from customers and are typically settled within two business days.

The Company’s ability to acquire diamonds and fine jewelry is dependent on its relationships with various suppliers from whom it purchases diamonds and fine jewelry. The Company has reached agreements with certain suppliers to provide access to their inventories of diamonds for its customers, but the terms of these agreements are limited and do not govern the purchase of diamonds for its inventory. The Company’s inability to maintain these and other future diamond and fine jewelry supply relationships on commercially reasonable

BLUE NILE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

terms would cause its business to suffer and its revenues to decline. Purchase concentration by major supply vendor is as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2006	January 1, 2006	January 2, 2005
	Payments	Payments	Payments

Vendor A	9%	11%	10%
Vendor B	6%	9%	9%
Vendor C	6%	5%	6%

	21%	25%	25%

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

Restricted Cash

Restricted cash at December 31, 2006 and January 1, 2006 consists of cash pledged as collateral for a letter of credit.

Marketable Securities

The Company’s marketable securities are classified as available-for-sale as defined by Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). At December 31, 2006 and January 1, 2006, marketable securities consisted of U.S. government and agencies’ securities maturing within one year. The securities are carried at fair value, with the unrealized gains and losses included in accumulated other comprehensive income (loss). Realized gains or losses on the sale of marketable securities are identified on a specific identification basis and are reflected as a component of interest income or expense.

Marketable securities totaled $19.8 million and $42.7 million at December 31, 2006 and January 1, 2006, respectively. There were no realized gains or losses on the sales of marketable securities in the years ended December 31, 2006, January 1, 2006 or January 2, 2005. Gross unrealized gains and losses at December 31, 2006 and January 1, 2006 were not material.

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

Asset	Life (In Years)

Computers and equipment	3
Software and website development	1-3
Leasehold improvements	Shorter of lease term or asset life
Furniture and fixtures	7

Capitalized Software

The Company capitalizes internally developed software costs and website development costs in accordance with the provisions of Statement of Position 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”) and Emerging Issues Task Force (“EITF”) No. 00-2, “Accounting for Website Development Costs” (“EITF 00-2”). Capitalized costs are amortized on a straight-line basis over the estimated useful life of the software once it is available for use.

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

Intangible Assets

Intangible assets are recorded at cost and consist primarily of the costs incurred to acquire licenses and other similar agreements with finite lives, which were acquired in October 2004. Amortization is calculated on a straight-line basis over the estimated useful lives of the related assets, which range from 10 years to 17 years. The carrying amount of these assets was $319,000 and $352,000, net of accumulated amortization of $97,000 and $64,000 at December 31, 2006 and January 1, 2006, respectively. Amortization expense related to intangible assets was $33,000 in the year ended December 31, 2006. Amortization expense is estimated to be $33,000 in each fiscal year for 2007 through 2011.

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

The Company requires payment at the point of sale. Amounts received prior to delivery of goods to customers are not recorded as revenue. The Company offers a return policy of generally 30 days and provides an allowance for sales returns during the period in which the sales are made. At December 31, 2006 and January 1, 2006, the reserve for sales returns was $1.2 million and $977,000, respectively, and was recorded as an accrued liability. Sales revenues and cost of sales reported in the consolidated statements of operations are reduced to reflect estimated returns.

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

Cost of Sales

Cost of sales consists of the cost of merchandise sold to customers, inbound and outbound shipping costs, depreciation on assembly related costs, insurance on shipments and the costs incurred to set diamonds into ring, earring and pendant settings, including labor and related facility costs.

Selling, General and Administrative Expense

Selling, general and administrative expenses consist primarily of payroll and related benefit costs for our employees, stock-based compensation, marketing costs and credit card fees. These expenses also include certain facilities, fulfillment, customer service, technology and depreciation expenses, as well as professional fees and other general corporate expenses.

Fulfillment (handling) costs include costs incurred in operating and staffing the fulfillment center, including costs attributable to: receiving, inspecting and warehousing inventories and picking, packaging and preparing customers’ orders for shipment. Fulfillment (handling) costs in the years ended December 31, 2006, January 1, 2006 and January 2, 2005 were approximately $2.4 million, $1.8 million and $1.6 million, respectively.

The Company has procedures in place to detect and prevent credit card fraud since the Company has exposure to losses from fraudulent charges. The Company records a reserve for fraud losses based on our historical rate of such losses. This reserve is recorded as an accrued liability and amounted to $105,000 at December 31, 2006 and $151,000 at January 1, 2006.

Advertising

Advertising production costs are expensed as incurred. Costs associated with web portal advertising contracts are amortized over the period such advertising is expected to be used. Costs of advertising associated with television, radio, print and other media are expensed when such services are used. Advertising expense for the years ended December 31, 2006, January 1, 2006 and January 2, 2005 was approximately $9.7 million, $7.6 million and $6.5 million, respectively.

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

Prior to January 2, 2006, the Company accounted for options granted under its employee compensation plans using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25.” Under APB 25, compensation expense was recognized for the difference between the market price of the Company’s stock on the date of grant and the exercise price of the stock option. As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), stock-based compensation was included as a pro forma disclosure in the notes to the consolidated financial statements.

Effective January 2, 2006, the Company adopted the provisions of SFAS No. 123R (Revised 2004), “Share-Based Payment” (“SFAS 123R”) using the modified prospective transition method for all stock options issued after becoming a public company. SFAS 123R requires measurement of compensation cost for all options granted based on fair value on the date of grant and recognition of compensation expense over the service period for those options expected to vest. Stock-based compensation expense recorded for the year ended December 31, 2006 includes the estimated expense for stock options granted on or subsequent to January 2, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R, and the estimated expense for the portion vesting in the period for options granted between March 11, 2004 (the date on which the Company was considered to be a public company for accounting purposes) and January 2, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123. Options granted prior to March 11, 2004 have been accounted for using the prospective transition method, which requires that those options continue to be accounted for under APB 25. In accordance with the requirements of APB 25, the Company has recorded deferred stock-based compensation for the difference between the exercise price of the stock option and the deemed fair market value of the Company’s stock at the grant date. The deferred stock-based compensation is being amortized over the vesting period of the awards, generally four years. As prescribed under the modified prospective and prospective transition methods, results for the prior periods have not been restated.

We recognize compensation expense on a straight-line basis over the requisite service period for each stock option grant. Total stock-based compensation expense recognized for the year ended December 31, 2006 was approximately $4.3 million. Of this amount, approximately $4.2 million was recognized as selling, general and administrative expense and approximately $82,000, was recognized as cost of sales. The related total tax benefit was approximately $1.5 million. In addition, approximately $64,000 of stock-based compensation cost that was recorded for the year ended December 31, 2006, was capitalized and included in property and equipment as a component of the cost capitalized for the development of software for internal use.

Prior to the adoption of SFAS 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash inflows in the consolidated statements of cash flows, in accordance with the provisions of EITF Issue No. 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option” (“EITF 00-15”). The tax

BLUE NILE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

benefits resulting from the exercise of stock options granted prior to March 11, 2004 will continue to be reported as operating cash inflows in accordance with the prospective transition method. SFAS 123R requires the benefits of tax deductions in excess of the compensation cost recognized for those options granted on or subsequent to March 11, 2004 to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis. This amount is shown as “Excess tax benefit from exercise of stock options” on the consolidated statement of cash flows and amounted to $172,000 for the year ended December 31, 2006.

The following table presents the impact of the Company’s adoption of SFAS 123R on selected line items from its consolidated financial statements for the year ended December 31, 2006 (in thousands, except per share data):

	Year Ended December 31, 2006
		Impact of Adopting
	As Reported	SFAS 123R

Operating income	$16,557	$(4,074)
Income before income taxes	19,980	(4,074)
Net income	13,064	(2,628)
Net income per share:
Basic	0.79	(0.16)
Diluted	0.76	(0.14)
Cash flows from operating activities	40,518	(172)
Cash flows from financing activities	(54,964)	172

The following table shows the effect on net income and earnings per share had stock-based compensation cost been recognized based upon the estimated fair value on the grant date of stock options granted between March 11, 2004 and January 2, 2006 in accordance with SFAS 123 as amended by SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure” for the comparable prior year periods (in thousands, except per share data):

	Year Ended	Year Ended
	January 1,	January 2,
	2006	2005

Net income, as reported	$13,153	$9,987
Deduct: Stock-based compensation expense determined under fair-value-based method, net of tax	(1,878)	(630)

Pro forma net income	$11,275	$9,357

Income per share:
Basic — as reported	$0.75	$0.80

Basic — pro forma	$0.64	$0.75

Diluted — as reported	$0.71	$0.56

Diluted — pro forma	$0.61	$0.52

Disclosures for the year ended December 31, 2006 are not presented as the amounts are recognized in the consolidated financial statements in accordance with SFAS No. 123R, as discussed above. Stock-based compensation expense and pro forma net income as presented in the table differs from stock-based compensation expense and net income as reported in the current year in accordance with SFAS 123R due to the nature, timing and amount of stock options issued and the accounting methods used to value and account for these stock options.

BLUE NILE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of each option on the date of grant is estimated using the Black-Scholes-Merton option valuation model. The following weighted-average assumptions were used for the valuation of options granted during the years ended December 31, 2006, January 1, 2006 and January 2, 2005:

	Year Ended
	December 31,	January 1,	January 2,
	2006	2006	2005

Expected term	4.5 years	4 years	4.3 years
Expected volatility	36.0%	44.6%	56.0%
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	5.0%	4.0%	3.2%
Estimated fair value per option granted	$11.86	$12.57	$14.06

•	Expected Term — This is the estimated period of time until exercise and is based primarily on historical experience for options with similar terms and conditions, giving consideration to future expectations. We also considered the expected terms of other companies that have contractual terms, expected stock volatility and employee demographics similar to ours.

•	Expected Volatility — This is based on the Company’s historical stock price volatility in combination with the two-year implied volatility of its exchange traded options.

•	Expected Dividend Yield — The Company has not paid dividends in the past and does not expect to pay dividends in the near future.

•	Risk-Free Interest Rate — This is the rate on Nominal U.S. Government Treasury Bills with lives commensurate with the expected term of the options on the date of grant.

Initial Adoption of Staff Accounting Bulletin No. 108

At December 31, 2006, we applied Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” to two errors in our previously issued financial statements relating to deferred income taxes. These errors were the result of the understatement of deferred tax assets related to net operating loss carryforwards and fixed assets in the aggregate amount of $408,000 that should have been recorded in 2003 ($354,000) and 2004 ($54,000). Based on an analysis of the errors performed in accordance with SAB 108, we have concluded that the effect of the errors is not material to any of the individual periods’ income statements or balance sheets in 2004 and 2005. As such, we have recorded the correction as a cumulative effect adjustment to the fiscal year 2006 beginning accumulated deficit, as follows (in thousands):

Accumulated deficit, January 2, 2006, as reported	$(6,362)
Cumulative effect adjustment	408

Accumulated deficit, January 2, 2006, as restated	$(5,954)

Recent Accounting Pronouncements

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

BLUE NILE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In June 2006, the FASB ratified the consensus reached on EITF No. 06-3 (“EITF 06-3”), “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation).” The EITF reached a consensus that a company may adopt a policy for presenting taxes on a gross or net basis. If taxes are significant, the accounting policy should be disclosed and if taxes are presented gross, the amounts included in revenue should be disclosed. The consensus reached in this Issue is effective for periods beginning after December 15, 2006 with early application permitted. We will apply this guidance to our first quarter of fiscal 2007. We do not expect that the adoption of this statement will have a material impact on our consolidated results of operations or financial condition.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits all entities to elect to measure certain financial instruments and other items at fair value with changes in fair value reported in earnings. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. We do not expect that the adoption of this statement will have a material impact on our consolidated results of operations or financial condition.

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

BLUE NILE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.	Inventories

Inventories consist of the following (in thousands):

	December 31,	January 1,
	2006	2006

Loose diamonds	$230	$629
Fine jewelry, watches and other	14,386	11,135

	$14,616	$11,764

Note 4.  Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,	January 1,
	2006	2006

Computers and equipment	$4,369	$3,700
Software and website development	6,002	5,075
Leasehold improvements	2,103	2,588
Furniture and fixtures	590	577

	13,064	11,940
Less: accumulated depreciation	(9,673)	(8,679)

	$3,391	$3,261

Capitalized software costs include external direct costs and internal direct labor and related employee benefits costs of developing software for internal use. Amortization begins in the period in which the software is ready for its intended use. The Company had $1.3 million and $811,000 of unamortized computer software and website development costs at December 31, 2006 and January 1, 2006, respectively. Total depreciation expense was $1.9 million, $1.7 million and $1.5 million in the years ended December 31, 2006, January 1, 2006 and January 2, 2005, respectively. Of this amount, depreciation and amortization of capitalized software and website development costs was $735,000, $529,000 and $476,000 in the years ended December 31, 2006, January 1, 2006 and January 2, 2005, respectively.

Note 5.	Commitments and Contingencies

Leases

The Company leases its office facilities and fulfillment center under noncancelable operating lease agreements that expire through 2011. Lease incentives of $1.3 million for reimbursement of certain leasehold improvement expenditures are recorded as deferred rent and are being amortized against lease payments over the life of the lease. Future minimum lease payments as of December 31, 2006 are as follows (in thousands):

Operating
Leases

2007	$446
2008	489
2009	489
2010	489
2011	270
Thereafter	—

Total minimum lease payments	$2,183

BLUE NILE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Rent expense, which includes certain common area maintenance costs was approximately $481,000, $455,000 and $347,000, for the years ended December 31, 2006, January 1, 2006 and January 2, 2005, respectively.

Litigation

The Company is party to various legal proceedings arising in the ordinary course of its business. It is not currently a party to any legal proceedings that management believes would have a material adverse effect on the consolidated financial position or results of operations of the Company.

Note 6.	Preferred Stock

The Company has 5,000,000 shares of undesignated preferred stock authorized for future issuance. Shares of preferred stock may be issued from time to time in one or more series, with designations, preferences, and limitations established by the Company’s board of directors.

At December 31, 2003 the Company had authorized 25,855,991 shares of mandatorily redeemable convertible preferred stock designated as the series set forth in the table below. All such series of mandatorily redeemable convertible preferred stock were at $0.001 par value. Amounts at December 31, 2003 were as follows (in thousands):

	December 31, 2003
			Shares Issuable
	Authorized	Shares	upon Conversion		Liquidation
	Shares	Outstanding	to Common Stock	Amount	Preference

Series A mandatorily redeemable convertible preferred stock	6,667	2,667	2,770	$5,989	$6,000
Series B mandatorily redeemable convertible preferred stock	3,353	1,326	1,488	4,508	4,510
Series C mandatorily redeemable convertible preferred stock	3,906	1,560	1,996	26,023	26,045
Series D mandatorily redeemable convertible preferred stock	1,930	772	991	14,050	14,050
Series E mandatorily redeemable convertible preferred stock	10,000	3,675	3,675	6,915	28,059

	25,856	10,000	10,920	$57,485	$78,664

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

Preferred Stock Warrants

In connection with certain capital leases entered into during 1999, the Company issued warrants to purchase 14,706 shares of Series B mandatorily redeemable convertible preferred stock at $3.40 per share and warrants to purchase 2,994 shares of Series C mandatorily redeemable convertible preferred stock at $16.70 per share to a financial institution. These warrants converted into warrants to purchase an aggregate of 20,234 shares of common stock upon the closing of the Company’s initial public offering. These warrants were exercised on October 15, 2004.

Note 7.	Stock-Based Compensation

Stock Option Plans

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

The 2004 Plan provides for the grant of non-statutory stock options, restricted stock awards, stock appreciation rights, restricted stock units and other forms of equity compensation, which may be granted to employees, including officers, non-employee directors and consultants. As of December 31, 2006, the Company reserved 4,441,445 shares of common stock for issuance under the 2004 Plan, which amount will be increased annually on the first day of each fiscal year, up to and including 2014, by five percent of the number of shares of common stock outstanding on such date unless a lower number of shares is approved by the board of directors.

Options granted under the 2004 Plan generally provide for 25% vesting on the first anniversary from the date of grant with the remainder vesting monthly over three years, and generally expire 10 years from the date of grant. Options granted under the 2004 Plan are generally granted at fair value on the date of the grant.

BLUE NILE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Directors’ Plan provides for the automatic grant of non-statutory stock options to purchase shares of common stock to non-employee directors. As of December 31, 2006, the Company reserved 442,000 shares of common stock for issuance under the Directors’ Plan, which amount will be increased annually on the first day of each fiscal year, up to and including 2014, by the number of shares of common stock subject to options granted during the prior calendar year unless a lower number of shares is approved by the board of directors. There were 40,000 options granted under this plan in the year ended December 31, 2006.

In April 2004, the Company adopted the 2004 Employee Stock Purchase Plan (the “Purchase Plan”). As of December 31, 2006, 1,000,000 shares of common stock are authorized to be sold under the Purchase Plan. Commencing on the first day of the fiscal year in which the Company first makes an offering under the plan, this amount will be increased annually for 20 years. The increase in amount is the lesser of 320,000 shares or one and one half percent of the number of shares of common stock outstanding on each such date, unless a lower number of shares is approved by the board of directors. The Purchase Plan is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code. As of December 31, 2006, no shares of common stock have been offered for sale under the Purchase Plan.

As mentioned in Note 1, the Company had accounted for stock-based employee compensation arrangements in accordance with APB 25 and FIN 44. Under APB 25, compensation expense is recognized for the difference between the fair value of the Company’s stock on the date of grant and the exercise price. During the year ended January 2, 2005 and they year ended December 31, 2003, the Company issued options to certain employees under the 1999 Plan with exercise prices below the deemed fair market value of the Company’s common stock at the date of grant. In accordance with the requirements of APB 25, the Company has recorded deferred stock-based compensation for the difference between the exercise price of the stock option and the deemed fair market value of the Company’s stock at the grant date. In the year ended January 2, 2005 and the year ended December 31, 2003, the Company recorded deferred stock-based compensation of $228,000 and $1.4 million, respectively, related to these options. This amount is being amortized over the vesting period of the awards, generally four years. During the years ended December 31, 2006, January 1, 2006 and January 2, 2005, the Company recorded compensation expense of $265,000, $312,000 and $355,000, respectively, related to the amortization of deferred compensation.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123R and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”). EITF 96-18 requires that such equity instruments be recorded at their fair value on the measurement date.

BLUE NILE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of activity related to the above described plans is as follows (in thousands, except exercise price):

			Weighted Average
		Weighted Average	Remaining	Total
	Options	Exercise Price	Contractual Term	Intrinsic Value
				(In thousands)

Balance, December 31, 2003	1,403	$2.47
Granted	712	27.10
Exercised	(103)	0.92
Canceled	(95)	11.31

Balance, January 2, 2005	1,917	11.26
Granted	546	32.14
Exercised	(167)	3.43
Canceled	(201)	26.80

Balance, January 1, 2006	2,095	15.84
Granted	585	31.49
Exercised	(425)	5.30
Canceled	(69)	26.94

Balance, December 31, 2006	2,186	$21.73	7.59	$33,153

Vested and expected to vest at December 31, 2006	2,036	$21.07	7.51	$32,222
Exercisable at December 31, 2006	1,116	$13.58	6.49	$26,007

The aggregate intrinsic value in the table above is before applicable income taxes and represents the amount optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price. Options granted during the years ended December 31, 2006, January 1, 2006 and January 2, 2005 have a weighted average grant date fair value of $11.86, $12.57 and $14.06, respectively. Options granted in the year ended December 31, 2006 and January 1, 2006 were granted with exercise prices equal to the market value on the date of grant. There were 55,700 options granted in the year ended January 2, 2005 with exercise prices subsequently determined to be less than the market value on the date of grant. The weighted-average fair value at the date of grant for these options was $5.97. The remaining options granted in the year ended January 2, 2005 had exercise prices equal to the market value on the date of grant and had a weighted-average fair value at the date of grant of $14.75.

The total intrinsic value of options exercised during the year ended December 31, 2006 was $12.1 million. As of December 31, 2006, the Company had total unrecognized compensation costs related to unvested stock options accounted for using the modified prospective and prospective methods under SFAS 123R of $10.8 million. We expect to recognize this cost over a weighted average period of 2.8 years. During the year ended December 31, 2006, the total fair value of options vested was $4.3 million. The unrecognized compensation cost related to stock options granted subsequent to March 11, 2004 will be adjusted for any future changes in the rate of estimated forfeitures. The unrecognized compensation cost related to stock options granted prior to March 11, 2004 and accounted for under the prospective application method will be

BLUE NILE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

adjusted for actual forfeitures as they occur. The following table summarizes information about stock options outstanding at December 31, 2006:

	Outstanding			Exercisable
		Weighted Average
		Remaining
		Contractual	Exercise		Weighted Average
Range of Exercise Price	Options	Life	Price	Options	Exercise Price
	(In thousands)	(In years)		(In thousands)

$0.25 - $0.275	469	5.14	$0.26	469	$0.26
$0.50 - $30.00	746	7.23	21.74	482	20.02
$30.04 - $30.92	74	9.39	30.37	17	30.31
$31.26	455	9.41	31.26	—	—
$31.43 - $42.15	442	8.65	33.23	148	32.91

	2,186	7.59	21.73	1,116	13.58

Note 8.	Common Stock

On February 2, 2006, our board of directors authorized the repurchase of up to $100 million of Blue Nile, Inc. common stock during the subsequent 24 month period following the approval date of such repurchases. On July 27, 2006, our board of directors authorized the repurchase of up to an additional $50 million of Blue Nile, Inc. common stock during the subsequent 24 month period following the approval date of such repurchase. In the year ended December 31, 2006, we repurchased 1.8 million shares of our common stock for $57.4 million.

Common Stock Warrants

At December 31, 2003, the Company had warrants outstanding to purchase a total of 8,000 shares of common stock at an exercise price of $6.25 per share. In March 2004, all 8,000 warrants were exercised.

Note 9.	Employee Benefit Plan

The Company has a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code covering all eligible officers and employees. The Company provides a discretionary matching contribution, which has generally been $0.50 for every $1.00 contributed by the employee up to 4% of each employee’s salary. Such contributions were approximately $119,000, $113,000 and $108,000 for the years ended December 31, 2006, January 1, 2006 and January 2, 2005, respectively.

Note 10.	Income Taxes

The expense (benefit) for income taxes consists of the following (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31,	January 1,	January 2,
	2006	2006	2005

Current income tax expense	$4,350	$1,525	$605
Deferred income tax benefit:
Utilization of net operating losses	3,008	6,201	5,162
Other, net	(442)	(326)	(125)

Total income tax expense	$6,916	$7,400	$5,642

BLUE NILE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the statutory Federal income tax rate to the effective tax rate is as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	January 1,	January 2,
	2006	2006	2005

Statutory Federal income tax rate	35.0%	35.0%	35.0%
Other, net	(0.4)	1.0	1.1

Effective tax rate	34.6%	36.0%	36.1%

Deferred income taxes reflect the net tax effect of temporary differences between amounts recorded for financial reporting purposes and amounts used for tax purposes. The major components of deferred tax assets are as follows (in thousands):

	December 31,	January 1,
	2006	2006

Deferred tax assets:
Current:
Net operating loss carryforwards	$—	$2,937
Reserves and allowances	499	429
Deferred rent	68	68
Other	99	—
Noncurrent:
Stock options	1,395	—
Excess of book over tax depreciation and amortization	542	217
Deferred rent	233	289
Tax credit carryforwards	—	849
Other	47	396

Gross deferred tax assets	2,883	5,185
Deferred tax liabilities	—	(143)

Net deferred tax assets	$2,883	$5,042

At January 1, 2006, the Company had net operating loss carryforwards for federal income tax purposes of approximately $8.4 million. The net operating loss carryforwards were fully utilized during the year ended December 31, 2006. Income taxes payable at December 31, 2006 and January 1, 2006 were $1.1 million and $10,000, respectively, and were included in accrued liabilities.

Note 11.	Income Per Share

Basic net income per share is based on the weighted average number of common shares outstanding, excluding unvested common shares issued to the Company’s founders, and employees upon early exercise of options, which are subject to repurchase by the Company. Diluted net income per share is based on the weighted average number of common shares and equivalents outstanding. Common share equivalents included in the computation represent shares issuable upon assumed exercise of outstanding stock options, warrants and mandatorily redeemable convertible preferred stock except when the effect of their inclusion would be antidilutive.

BLUE NILE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Year Ended	Year Ended	Year Ended
	December 31,	January 1,	January 2,
	2006	2006	2005

Net income	$13,064	$13,153	$9,987

Weighted average common shares outstanding	16,563	17,550	12,450

Basic net income per share	$0.79	$0.75	$0.80

Dilutive effect of stock options and warrants	715	1,047	1,132
Dilutive effect of convertible preferred stock	—	—	4,303

Common stock and common stock equivalents	17,278	18,597	17,885

Diluted net income per share	$0.76	$0.71	$0.56

The following is a summary of the securities outstanding during the respective periods that have been excluded from the calculations because the effect on net income per share would have been antidilutive (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31,	January 1,	January 2,
	2006	2006	2005

Stock options	1,159	177	230

Note 12.	Selected Quarterly Financial Information (unaudited)

Summarized quarterly financial information for fiscal years 2006 and 2005 is as follows (in thousands, except per share data):

2006 quarter:	Q1	Q2	Q3	Q4

Net sales	$50,694	$56,916	$53,248	$90,729
Gross profit	10,369	11,348	10,431	18,705
Net income	2,355	3,132	1,824	5,753
Basic net income per share	0.14	0.19	0.11	0.36
Diluted net income per share	0.13	0.18	0.11	0.35

2005 quarter:	Q1	Q2	Q3	Q4

Net sales	$44,116	$43,826	$41,996	$73,231
Gross profit	9,687	9,990	9,245	16,222
Net income	2,602	2,793	2,469	5,289
Basic net income per share	0.15	0.16	0.14	0.31
Diluted net income per share	0.14	0.15	0.13	0.29

BLUE NILE, INC.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

		Charged
	Balance at	to Revenue,		Balance at
	Beginning	Costs or		End of
Description	of Period	Expenses	Deductions (A)	Period

Year ended December 31, 2006
Reserve for sales returns	$976	$19,893	$(19,690)	$1,179

Reserve for fraud	$151	$(22)	$(24)	$105

Year ended January 1, 2006
Reserve for sales returns	$988	$16,989	$(17,001)	$976

Reserve for fraud	$152	$55	$(56)	$151

Year ended January 2, 2005
Reserve for sales returns	$769	$15,422	$(15,203)	$988

Reserve for fraud	$188	$8	$(44)	$152

(A)	Deductions for sales returns and fraud consist of actual credit card chargebacks and sales returns in each period.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed by us in our periodic reports filed with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and SEC reports. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures.

Based on their evaluation, our certifying officers concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report.

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting include those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets; (2) provide reasonable assurance that our transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2006, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2006.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, as stated in its audit report below.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2006, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

/s/ Mark C. Vadon	/s/ Diane M. Irvine
Chief Executive Officer	President, Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Blue Nile, Inc.
Seattle, Washington

We have audited management’s assessment, included in the accompanying Report of Management on Internal Control over Financial Reporting, that Blue Nile, Inc. and subsidiary (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal

Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006 of the Company and our report dated March 16, 2007, expresses an unqualified opinion on those financial statements and financial statement schedule and includes explanatory paragraphs relating to the adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, and the initial application of the provisions of Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.

/s/  Deloitte & Touche LLP

Seattle, WA
March 16, 2007

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance

The information required by this Item relating to our executive officers will be contained in our Proxy Statement with respect to our 2007 Annual Meeting of Stockholders under the caption “Executive Officers” and is incorporated herein by reference. The information required by this Item relating to our directors and nominees, including information with respect to audit committee financial experts and our code of ethics, will be contained in our Proxy Statement with respect to our 2007 Annual Meeting of Stockholders under the caption “Proposal 1 — Election of Directors” and is incorporated herein by reference. The information required by this Item regarding compliance with Section 16(a) of the Securities Exchange Act will be contained in our Proxy Statement with respect to our 2007 Annual Meeting of Stockholders under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year.

Item 11.	Executive Compensation

The information required by this Item will be contained in our Proxy Statement with respect to our 2007 Annual Meeting of Stockholders under the caption “Compensation of Executive Officers” and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be contained in our Proxy Statement with respect to our 2007 Annual Meeting of Stockholders under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be contained in our Proxy Statement with respect to our 2007 Annual Meeting of Stockholders under the caption “Certain Relationships and Related Transactions” and “Proposal 1 — Election of Directors” and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by this Item will be contained in our Proxy Statement with respect to our 2007 Annual Meeting of Stockholders under the caption “Proposal 2 — Ratification of Selection of Independent Auditors” and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Index to Consolidated Financial Statements

a. The following documents are filed as part of this report:

		Page

1.	Financial Statements:
	Reports of Independent Registered Public Accounting Firms	33
	Consolidated Balance Sheets, as of December 31, 2006 and January 1, 2006	35
	Consolidated Statements of Operations, for the fiscal years ended December 31, 2006, January 1, 2006 and January 2, 2005	36
	Consolidated Statements of Changes in Mandatorily Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit), for the fiscal years ended December 31, 2006, January 1, 2006 and January 2, 2005	37
	Consolidated Statements of Cash Flows, for the fiscal years ended December 31, 2006, January 1, 2006 and January 2, 2005	38
	Notes to Consolidated Financial Statements	39

2.	Financial Statement Schedules:
	Schedule II, Valuation of Qualifying Accounts	55
	All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits:
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
President and Chief Financial Officer
March 15, 2007

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

By	/s/ Mark C. Vadon Mark C. Vadon	Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2007

By	/s/ Diane M. Irvine Diane M. Irvine	President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2007

By	/s/ W. Eric Carlborg W. Eric Carlborg	Director	March 15, 2007

By	/s/ Joseph Jimenez Joseph Jimenez	Director	March 15, 2007

By	/s/ Brian P. McAndrews Brian P. McAndrews	Director	March 15, 2007

By	/s/ Anne Saunders Anne Saunders	Director	March 15, 2007

By	/s/ Joanna A. Strober Joanna A. Strober	Director	March 15, 2007

By	/s/ Mary Alice Taylor Mary Alice Taylor	Director	March 15, 2007

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference. Where an exhibit is incorporated by reference, the number in parentheses indicates the document to which cross-reference is made. See the end of this exhibit index for a listing of cross-reference documents.

Exhibit
Number		Description

3	.1(1)	Amended and Restated Certificate of Incorporation of Blue Nile, Inc.
3	.2(2)	Amended and Restated Bylaws of Blue Nile, Inc.
4.1		Reference is made to Exhibits 3.1 and 3.2.
4	.2(3)	Specimen Stock Certificate.
4	.3(2)	Amended and Restated Investor Rights Agreement dated June 29, 2001 by and between Blue Nile, Inc. and certain holders of Blue Nile, Inc.’s preferred stock.
10	.1.1(2)*	Blue Nile, Inc. Amended and Restated 1999 Equity Incentive Plan.
10	.1.2(2)*	Form of Stock Option Agreement pursuant to the Blue Nile, Inc. 1999 Equity Incentive Plan.
10	.2.1(3)*	Blue Nile, Inc. 2004 Non-Employee Directors’ Stock Option Plan.
10	.2.2(6)*	Form of Stock Option Agreement pursuant to the Blue Nile, Inc. 2004 Non-Employee Directors’ Stock Option Plan.
10	.3(2)*	Blue Nile, Inc. 2004 Employee Stock Purchase Plan.
10	.4.1(4)*	Blue Nile, Inc. 2004 Equity Incentive Plan.
10	.4.2(6)*	Form of Stock Option Agreement pursuant to the 2004 Equity Incentive Plan.
10	.4.3(5)*	Blue Nile, Inc. Stock Grant Notice pursuant to the 2004 Equity Incentive Plan.
10	.5.1(4)	Sublease Agreement, dated May 22, 2003, between Amazon.com Holdings, Inc. and the registrant.
10	.5.2(4)	First Amendment to Sublease Agreement, dated July 3, 2003, between Amazon.com Holdings, Inc. and the registrant.
10	.6.1(4)	Lease, dated June 28, 2001, between Gull Industries, Inc. and the registrant.
10	.6.2(4)	First Amendment to Lease, dated December 11, 2002 between Gull Industries, Inc. and the registrant.
10	.6.3(4)	Second Amendment to Lease, dated November 15, 2003, between Gull Industries, Inc. and the registrant.
10	.7(8)	Commercial lease, dated July 21, 2006, between Gull Industries, Inc. and the registrant.
10	.8(2)*	Offer Letter with Diane M. Irvine, dated December 1, 1999.
10	.9(2)*	Offer Letter with Dwight Gaston, dated May 14, 1999.
10	.10(2)*	Offer Letter with Susan S. Bell, dated August 22, 2001.
10	.11(2)*	Offer Letter with Darrell Cavens, dated July 30, 1999.
10	.12(4)*	Form of Indemnification Agreement entered into between Blue Nile, Inc. and each of its directors and executive officers.
10	.13(7)*	Blue Nile, Inc. Executive Officer Cash Incentive Program.
10	.14(7)	Director Compensation.
21	.1(6)	Subsidiaries of the Registrant.
23	.1(9)	Consent of Deloitte & Touche LLP.
23	.2(9)	Consent of PricewaterhouseCoopers, LLP.
24.1		Powers of Attorney of Officers and Directors signing this report (see page 61).
31	.1(9)	Certification of Chief Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31	.2(9)	Certification of Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit
Number		Description

32	.1(10)	Certification of Chief Executive Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
32	.2(10)	Certification of Principal Financial Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

*	Denotes a management contract or compensatory plan, contract or agreement, in which the Company’s directors or executive officers may participate.

(1)	Previously filed as Exhibit 3.1 to Blue Nile, Inc.’s Form 10-Q for the quarterly period ended July 4, 2004 (No. 000-50763), as filed with the Securities and Exchange Commission on August 6, 2004, and incorporated by reference herein.

(2)	Previously filed as the like numbered exhibit to Blue Nile, Inc.’s Registration Statement on Form S-1 (No. 333-113494), as filed with the Securities and Exchange Commission on March 11, 2004, as amended, and incorporated by reference herein.

(3)	Previously filed as the like numbered exhibit to Blue Nile, Inc.’s Registration Statement on Form S-1/A (No. 333-113494), as filed with the Securities and Exchange Commission on May 4, 2004, as amended, and incorporated by reference herein.

(4)	Previously filed as the like numbered exhibit to Blue Nile, Inc.’s Registration Statement on Form S-1/A (No. 333-113494), as filed with the Securities and Exchange Commission on April 19, 2004, as amended, and incorporated by reference herein.

(5)	Previously filed as Exhibit 10.1 to Blue Nile, Inc.’s Current Report on Form 8-K (No. 000-50763), as filed with the Securities and Exchange Commission on December 13, 2004 and incorporated by reference herein.

(6)	Previously filed as the like numbered exhibit to Blue Nile, Inc’s Annual Report on Form 10-K (No. 000-50763), as filed with the Securities and Exchange Commission on March 25, 2005 and incorporated by reference herein.

(7)	Previously filed as Item 1.01 to Blue Nile Inc’s Current Report on Form 8-K (No. 000-50763), as filed with the Securities and Exchange Commission on June 19, 2006 and incorporated by reference herein.

(8)	Previously filed as Item 1.01 to Blue Nile Inc’s Current Report on Form 8-K (No. 000-50763), as filed with the Securities and Exchange Commission on July 27, 2006 and incorporated by reference herein.

(9)	Filed herewith.

(10)	Filed herewith. The certifications attached as Exhibits 32.1 and 32.2 accompanies this Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Blue Nile, Inc. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.