Form 10-Q
period 2007-04-01
BLUE NILE INC
filed 2007-05-10
CIK 1091171

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-50763
BLUE NILE, INC.
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of	91-1963165
incorporation or organization)	(I.R.S. Employer Identification No.)

705 Fifth Avenue South, Suite 900, Seattle, Washington	98104
(Address of principal executive offices)	(Zip code)
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
Large accelerated filer ☐            Accelerated filer ☑            Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of April 27, 2007 the registrant had 15,723,178 shares of common stock outstanding.

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

BLUE NILE, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BLUE NILE, INC.
Consolidated Balance Sheets
(in thousands, except par value)

	April 1,	December 31,
	2007	2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$29,244	$78,540
Restricted cash	119	117
Marketable securities	29,863	19,767
Trade accounts receivable	926	1,484
Other accounts receivable	319	156
Inventories	15,492	14,616
Deferred income taxes	694	598
Prepaids and other current assets	567	740

Total current assets	77,224	116,018
Property and equipment, net	3,218	3,391
Intangible assets, net	311	319
Deferred income taxes	2,647	2,285
Other assets	63	93

Total assets	$83,463	$122,106

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$38,200	$66,625
Accrued liabilities	4,839	7,315
Current portion of deferred rent	197	197

Total current liabilities	43,236	74,137
Deferred rent, less current portion	610	666
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, none issued and outstanding
Common stock, $0.001 par value; 300,000 shares authorized 19,157 shares and 19,073 shares issued, respectively 15,711 shares and 15,972 shares outstanding, respectively	19	19
Additional paid-in capital	118,368	115,751
Deferred compensation	(115)	(180)
Accumulated other comprehensive loss	(1)	(2)
Retained earnings	10,273	7,110
Treasury stock, at cost; 3,446 shares and 3,101 shares outstanding, respectively	(88,927)	(75,395)

Total stockholders’ equity	39,617	47,303

Total liabilities and stockholders’ equity	$83,463	$122,106

The accompanying notes are an integral part of these consolidated financial statements

BLUE NILE, INC.
Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Quarter ended
	April 1,	April 2,
	2007	2006
Net sales	$67,910	$50,694
Cost of sales	54,661	40,352

Gross profit	13,249	10,342

Selling, general and administrative expenses	9,564	7,677

Operating income	3,685	2,665

Other income (expense), net:
Interest income	973	985
Other income	203	—

Total other income (expense), net	1,176	985

Income before income taxes	4,861	3,650
Income tax expense	1,698	1,295

Net income	$3,163	$2,355

Basic net income per share	$0.20	$0.14

Diluted net income per share	$0.19	$0.13

The accompanying notes are an integral part of these consolidated financial statements

BLUE NILE, INC.
Consolidated Statements of Changes in Stockholders’ Equity
(unaudited)
(in thousands)

			Additional			Accumulated			Total
	Common stock		paid-in	Deferred stock		other comprehensive	Treasury stock		stockholders’
	Shares	Amount	capital	compensation	Retained earnings	income (loss)	Shares	Amount	equity

Balance, December 31, 2006	19,073	$19	$115,751	$(180)	$7,110	$(2)	(3,101)	$(75,395)	$47,303
Net income	—	—	—	—	3,163	—	—	—	3,163
Other comprehensive income:
Unrealized gain on marketable securities, net of tax	—	—	—	—	—	1	—	—	1

Total comprehensive income									3,164
Repurchase of common stock	—	—	—	—	—	—	(345)	(13,532)	(13,532)
Amortization of deferred stock compensation	—	—	—	63	—	—	—	—	63
Reversal of deferred compensation relating to cancelled options	—	—	(2)	2	—	—	—	—	—
Stock-based compensation	—	—	1,229	—	—	—	—	—	1,229
Exercise of common stock options	83	—	656	—	—	—	—	—	656
Tax benefit from exercise of stock options	—	—	704	—	—	—	—	—	704
Issuance of common stock to directors	1	—	30	—	—	—	—	—	30

Balance, April 1, 2007	19,157	$19	$118,368	$(115)	$10,273	$(1)	(3,446)	$(88,927)	$39,617

The accompanying notes are an integral part of these consolidated financial statements

BLUE NILE, INC.
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Quarter ended
	April 1,	April 2,
	2007	2006
Operating activities:
Net income	$3,163	$2,355
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	391	468
Stock-based compensation	1,304	890
Deferred income taxes	(459)	783
Tax benefit from exercise of stock options	704	437
Excess tax benefit from exercise of stock options	(48)	(32)
Changes in assets and liabilities:
Receivables, net	396	1,025
Inventories	(876)	(1,918)
Prepaid expenses and other assets	201	205
Accounts payable	(28,425)	(21,745)
Accrued liabilities	(2,476)	(1,797)
Deferred rent	(56)	(59)

Net cash used in operating activities	(26,181)	(19,388)

Investing activities:
Purchases of property and equipment	(193)	(608)
Proceeds from the sale of property and equipment	—	1
Purchases of marketable securities	(20,094)	(20,043)
Proceeds from the maturity of marketable securities	10,000	35,000

Net cash provided by (used in) investing activities	(10,287)	14,350

Financing activities:
Repurchase of common stock	(13,532)	(6,071)
Proceeds from stock option exercises	656	976
Excess tax benefit from exercise of stock options	48	32

Net cash used in financing activities	(12,828)	(5,063)

Net decrease in cash and cash equivalents	(49,296)	(10,101)

Cash and cash equivalents, beginning of period	78,540	71,921

Cash and cash equivalents, end of period	$29,244	$61,820

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
Reclassifications
Certain reclassifications of prior period balances have been made for consistent presentation with the current period. We reclassified $386,000 from financing activities to operating activities in the consolidated statement of cash flows for the quarter ended April 2, 2006 related to the presentation of excess tax benefits from the exercise of stock options granted prior to the Company’s initial public offering, which are accounted for in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees,” as required by the prospective transition method of SFAS No. 123R (Revised 2004), “Share Based Payment” (“SFAS 123R”).
Basis of Presentation
The accompanying unaudited consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company’s annual report on Form 10-K filed for the year ended December 31, 2006 and filed with the Securities and Exchange Commission (“SEC”) on March 16, 2007. The same accounting policies are followed for preparing quarterly and annual financial statements. In the opinion of management, all adjustments necessary for the fair presentation of the financial position, results of operations and cash flows for the interim period have been included and are of a normal, recurring nature.
The financial information as of December 31, 2006 is derived from the Company’s audited consolidated financial statements and notes for the fiscal year ended December 31, 2006, included in Item 8 of the annual report on Form 10-K for the year then ended.
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
Income Taxes
Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which prescribes how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.
We file income tax returns in the U.S. federal jurisdiction and the state of Delaware jurisdiction. We are no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2003. We recognize interest and penalties related to unrecognized tax benefits, if incurred, in our provision for income taxes.
We have evaluated material tax positions taken on all open years and have concluded that material tax positions meet the “more likely than not” test as set forth in FIN 48. As such, no liability for unrecognized tax benefits is considered necessary and no interest or penalties have been accrued. Therefore, the adoption of FIN 48 did not have an impact on our consolidated results of operations or financial condition. We will continue to evaluate material tax positions on a periodic basis or as conditions change.

BLUE NILE, INC.
Notes to Consolidated Financial Statements
Recent Accounting Pronouncements
In June 2006, the FASB ratified the consensus reached on Emerging Issues Task Force (“EITF”) No. 06-3 (“EITF 06-3”), “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation).” The EITF reached a consensus that a company may adopt a policy for presenting taxes on a gross or net basis. If taxes are significant, the accounting policy should be disclosed and if taxes are presented gross, the amounts included in revenue should be disclosed. EITF 06-3 is effective for the first interim or annual reporting period beginning after December 15, 2006. We adopted EITF 06-3 on January 1, 2007. We collect sales tax from our customers and record these amounts on a net basis. We did not modify our accounting policy in connection with the adoption of EITF 06-3, therefore, the adoption of this EITF did not have an impact on our consolidated results of operations or financial condition.
In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a common definition for fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We will apply this guidance to our first quarter of fiscal 2008. We do not expect that the adoption of this statement will have a material impact on our consolidated results of operations or financial condition.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits all entities to elect to measure certain financial instruments and other items at fair value with changes in fair value reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We will apply this guidance to our first quarter of fiscal 2008. We do not expect that the adoption of this statement will have a material impact on our consolidated results of operations or financial condition.

BLUE NILE, INC.
Notes to Consolidated Financial Statements
Note 2. Stock-based Compensation
We account for stock-based compensation arrangements in accordance with SFAS 123R. Stock options are granted at prices equal to the fair market value of the Company’s common stock on the date of grant. Stock options granted generally provide for 25% vesting on the first anniversary of the date of grant, with the remainder vesting monthly over three years, and expire 10 years from the date of grant. As of April 1, 2007, the Company had four stock option plans. Additional information regarding these plans is disclosed in Note 1 and in our annual report on Form 10-K for the year ended December 31, 2006.
The fair value of each option on the date of grant is estimated using the Black-Scholes-Merton option valuation model. The following weighted-average assumptions were used for the valuation of options granted during the quarters ended April 1, 2007 and April 2, 2006:

	Quarter ended
	April 1,	April 2,
	2007	2006
Expected term	4.50 years	4.34 years
Expected volatility	36.0%	36.4%
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	4.68%	4.63%

Estimated fair value per option granted	$14.85	$12.23
The assumptions used to calculate the fair value of options granted are evaluated and revised, if necessary, to reflect market conditions and the Company’s experience.
A summary of stock option activity for the quarter ended April 1, 2007 is as follows (in thousands, except exercise price and weighted average remaining contractual term):

			Weighted average remaining
		Weighted average	contractual term	Aggregate intrinsic
	Options	exercise price	(in years)	value
Balance, December 31, 2006	2,186	$21.73
Granted	18	39.92
Exercised	(84)	7.86
Cancelled	(14)	31.35

Balance, April 1, 2007	2,106	$22.37	7.43	$38,531

Vested and expected to vest at April 1, 2007	1,963	$21.74	7.34	$37,141
Exercisable, April 1, 2007	1,112	$14.89	6.40	$28,655
The aggregate intrinsic value in the table above is before applicable income taxes and represents the amount optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price.
The total intrinsic value of options exercised during the quarter ended April 1, 2007 was $2.6 million. During the quarter ended April 1, 2007, the total fair value of options vested was $938,000. As of April 1, 2007, the Company had total unrecognized compensation costs related to unvested stock options of $9.8 million. We expect to recognize this cost over a weighted average period of 2.6 years.

BLUE NILE, INC.
Notes to Consolidated Financial Statements
Note 3. Inventories
Inventories are stated at cost and consist of the following (in thousands):

	April 1,	December 31,
	2007	2006
Loose diamonds	$271	$230
Fine jewelry, watches and other	15,221	14,386

	$15,492	$14,616

Note 4. Marketable Securities
The Company’s marketable securities are classified as available-for-sale as defined by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). At April 1, 2007, marketable securities consisted of U.S. government and agencies’ securities maturing within one year. The securities are carried at fair value, with the unrealized gains and losses included in accumulated other comprehensive income (loss). Realized gains or losses on the sale of marketable securities are identified on a specific identification basis and are reflected as a component of interest income or expense.
Marketable securities totaled $29.9 million and $19.8 million at April 1, 2007 and December 31, 2006, respectively. There were no realized gains or losses on the sales of marketable securities for the quarter ended April 1, 2007. Gross unrealized gains and losses at April 1, 2007 and December 31, 2006 were not significant.
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
The following tables set forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Quarter ended
	April 1,	April 2,
	2007	2006
Net income	$3,163	$2,355

Weighted average common shares outstanding	15,874	17,354

Basic net income per share	$0.20	$0.14

Dilutive effect of stock options	671	882

Common stock and common stock equivalents	16,545	18,236

Diluted net income per share	$0.19	$0.13

For the quarter ended April 1, 2007, there were 573,696 stock option shares excluded from the computation of net income per diluted share due to their antidilutive effect. For the quarter ended April 2, 2006, there were 874,589 stock option shares excluded from the computation of net income per diluted share due to their antidilutive effect.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our Consolidated Financial Statements and the related Notes contained elsewhere in this quarterly report on Form 10-Q and the annual report on Form 10-K filed for our fiscal year ended December 31, 2006.
Management Overview
During the quarter ended April 1, 2007, net sales increased 34.0% to $67.9 million from $50.7 million during the quarter ended April 2, 2006. The increase in net sales is attributable to strong growth in all product categories. Gross profit of $13.2 million increased $2.9 million in the first quarter ended April 1, 2007 compared to the quarter ended April 2, 2006.
Operating income for the quarter ended April 1, 2007 increased 38.3% to $3.7 million from $2.7 million in the quarter ended April 2, 2006 as a result of the increase in net sales and leverage in our cost structure. Net income increased 34.3% to $3.2 million in the quarter ended April 1, 2007 from $2.4 million in the quarter ended April 2, 2006.
Sales through our international websites continued to show strong growth. Sales through our U.K. and Canada websites totaled $2.6 million for the quarter ended April 1, 2007 compared to $1.4 million for the quarter ended April 2, 2006, an increase of 84.1%.

Results of Operations
Comparison of the Quarter Ended April 1, 2007 to the Quarter Ended April 2, 2006
The following table presents our operating results for the quarters ended April 1, 2007 and April 2, 2006, respectively, including a comparison of the financial results for these periods (dollars in thousands, except per share data):

	Quarter ended
	April 1,	April 2,
	2007	2006	$ Change	% Change
Net sales	$67,910	$50,694	$17,216	34.0%
Cost of sales	54,661	40,352	14,309	35.5%

Gross profit	13,249	10,342	2,907	28.1%

Selling, general and administrative expenses	9,564	7,677	1,887	24.6%

Operating income	3,685	2,665	1,020	38.3%

Other income (expense), net:
Interest income	973	985	-12	-1.2%
Other income	203	—	203	100.0%

Total other income (expense), net	1,176	985	191	19.4%

Income before income taxes	4,861	3,650	1,211	33.2%
Income tax expense	1,698	1,295	403	31.1%

Net income	$3,163	$2,355	$808	34.3%

Basic net income per share	$0.20	$0.14	$0.06	42.9%

Diluted net income per share	$0.19	$0.13	$0.06	46.2%

Net Sales
Net sales increased 34.0% to $67.9 million in the quarter ended April 1, 2007 from $50.7 million in the quarter ended April 2, 2006. The increase in net sales in the quarter ended April 1, 2007 was primarily due to strong sales in all product categories. We believe the increase in net sales was driven primarily from increased consumer awareness of our brand and value proposition and effective online marketing.
Gross Profit
The increase in gross profit in the quarter ended April 1, 2007 resulted primarily from higher sales volume, as discussed above. Gross profit as a percentage of net sales was 19.5% in the quarter ended April 1, 2007 compared to 20.4% in the quarter ended April 2, 2006. The decrease in gross profit as a percentage of net sales was primarily due to retail price reductions in diamonds that were instituted midway through the quarter ended April 2, 2006 to optimize gross profit. We expect that gross profit will fluctuate in the future based primarily on changes in product acquisition costs, product mix and pricing decisions.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 24.6% to $9.6 million in the quarter ended April 1, 2007. Selling, general and administrative expenses increased at a lower rate than our growth in net sales due to our ability to leverage our cost structure. The increase in selling, general and administrative expenses in the quarter ended April 1, 2007 was due to several factors. Marketing costs increased approximately $0.6 million in the quarter ended April 1, 2007 compared to the quarter ended April 2, 2006 based on higher net sales. Stock-based compensation increased approximately $0.4 million in the quarter ended April 1, 2007 compared to the quarter ended April 2, 2006. Selling, general and administrative expenses included approximately $1.3 million of stock-based compensation expense in the quarter ended April 1, 2007 as compared to $0.9 million in the quarter ended April 2, 2006. Payroll and related costs increased approximately $0.4 million in the quarter ended April 1, 2007 compared to the quarter ended April 2, 2006 due primarily to new employees added to support the growth in net sales. Credit card processing fees increased approximately $0.3 million in the quarter ended April 1, 2007 compared to the quarter ended April 2, 2006 as a result of higher sales volume. As a percentage of net sales, selling, general and administrative expenses were 14.1% and 15.1% in the quarter ended April 1, 2007 and the quarter ended April 2, 2006, respectively.
We expect selling, general and administrative expenses to increase in absolute dollars in future periods as a result of anticipated higher net sales, expansion of our international operations, growth in our fulfillment and customer service operations and other personnel to support higher sales volumes, increases in credit card processing fees and other variable expenses. We also expect selling, general and administrative expenses to fluctuate based on the nature, amount and timing of stock options granted in the future.
Other Income (Expense), Net
Other income (expense), net consists primarily of interest income. The slight decrease in interest income in the quarter ended April 1, 2007 is primarily due to a decrease in average balances of cash, cash equivalents and marketable securities offset by an increase in interest rates during the quarter ended April 1, 2007 as compared to the quarter ended April 2, 2006.

Liquidity and Capital Resources
As of April 1, 2007, working capital totaled $34.0 million, including cash and cash equivalents of $29.2 million and marketable securities of $29.9 million, partially offset by accounts payable of $38.2 million. We believe that our current cash and cash equivalents and marketable securities as well as cash flows from operations will be sufficient to continue our operations and meet our capital needs for the foreseeable future.
Net cash of $26.2 million was used for operating activities for the quarter ended April 1, 2007, compared to cash used in operating activities of $19.4 million for the quarter ended April 2, 2006. Cash was provided by earnings of $3.2 million for the quarter ended April 1, 2007 and earnings of $2.4 million for the quarter ended April 2, 2006. Net payments of payables totaled $28.4 million for the quarter ended April 1, 2007 and $21.7 million for the quarter ended April 2, 2006. In the first quarter, we generally have a significant pay down of our accounts payable balance that was built up during the fourth quarter holiday season. The volume of sales in the fourth quarter ended December 31, 2006 was greater than the volume of sales in the fourth quarter ended January 1, 2006, resulting in an increase in the net payment of payables in the quarter ended April 1, 2007 compared to the quarter ended April 2, 2006. This payment cycle reflects what we believe to be the beneficial working capital characteristics of our business model, wherein we collect cash from customers within several business days following a related sale while we typically have longer payment terms with our suppliers. The decrease in deferred tax assets in the quarter ended April 1, 2007 as compared to the quarter ended April 2, 2006 reflects the full utilization of our net operating loss carryforwards for federal income tax purposes in the quarter ended December 31, 2006.
Net cash used in investing activities was $10.3 million for the quarter ended April 1, 2007, which primarily reflects net purchases of marketable securities of $10.1 million. Cash provided by investing activities for the quarter ended April 2, 2006 related primarily to net sales of marketable securities of $15.0 million.
Net cash used in financing activities for the quarter ended April 1, 2007 was $12.8 million, related primarily to repurchases of Blue Nile, Inc. common stock. In February 2006, our board of directors authorized the repurchase of common stock with an aggregate total value of up to $100 million within the 24 month period following the approval date of such repurchase. In July 2006, our board of directors authorized the repurchase of an additional $50 million within the 24 month period following the approval date of such repurchase. The timing and amount of any shares repurchased is determined by the Company’s management based on its evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan, which permits shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. During the quarter ended April 1,2007, we purchased approximately 345,000 shares of our common stock for approximately $13.5 million. Cash used in financing activities for the quarter ended April 2, 2006 was $5.1 million related primarily to repurchases of Blue Nile, Inc. common stock.
Contractual Obligations
There have been no material changes to the contractual obligations during the period covered by this report, outside of the ordinary course of business, from those disclosed in our annual report on Form 10-K for the year ended December 31, 2006.
Off-Balance Sheet Arrangements
As of April 1, 2007, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company’s exposure to financial market risk results primarily from fluctuations in interest rates. There have been no material changes to our market risks as disclosed in our annual report on Form 10-K for the year ended December 31, 2006.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
During the quarter ended April 1, 2007, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed by us in our periodic reports filed or submitted under the Exchange Act with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and SEC reports. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our certifying officers concluded that as of the end of the period covered by this report, these disclosure controls and procedures are effective in the timely recording, processing, summarizing and reporting of material financial and non-financial information and are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended April 1, 2007, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Not applicable
Item 1A. Risk Factors
You should carefully consider the risks described below and elsewhere in this report, which could materially and adversely affect our business, results of operations or financial condition. In those cases, the trading price of our common stock could decline and you may lose all or part of your investment. For the current quarter, there have been no material changes to the risk factors discussed below since we filed our Form 10-K for the fiscal year ended December 31, 2006.
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
To date, we have made limited international sales, but we have recently expanded our product offerings and marketing and sales efforts in the United Kingdom and Canada and anticipate continuing to expand our international sales and operations in the future either by expanding local versions of our website for foreign markets or through acquisitions or alliances with third parties. Any international expansion plans we choose to undertake will require management attention and resources and may be unsuccessful. We have minimal experience in selling our products in international markets and in conforming to the local cultures, standards or policies necessary to successfully compete in those markets. We do not currently operate any overseas fulfillment or distribution or server facilities, and outside of the United Kingdom and Canada, we have very limited web content localized for foreign markets and we cannot be certain that we will be able to expand our global presence if we choose to further expand internationally. In addition, we may have to compete with retailers that have more experience with local markets. Our ability to expand and succeed internationally may also be limited by the demand for our products and the adoption of electronic commerce in these markets. Different privacy, censorship and liability standards and regulations and different intellectual property laws in foreign countries may prohibit expansion into such markets or cause our business and results of operations to suffer.
Our current and future international operations may also fail to succeed due to other risks inherent in foreign operations, including:
•	the need to develop new supplier and jeweler relationships;

•	international regulatory requirements and tariffs;

•	difficulties in staffing and managing foreign operations;

•	longer payment cycles from credit card companies;

•	greater difficulty in accounts receivable collection;

•	our reliance on third-party carriers for product shipments to our customers;

•	risk of theft of our products during shipment;

•	limited shipping and insurance options for us and our customers;

•	potential adverse tax consequences;

•	foreign currency exchange risk;

•	lack of infrastructure to adequately conduct electronic commerce transactions or fulfillment operations;

•	unclear foreign intellectual property protection laws;

•	laws and regulations related to corporate governance and employee/employer relationships;

•	price controls or other restrictions on foreign currency;

•	difficulties in obtaining export and import licenses;

•	increased payment risk and greater difficulty addressing credit card fraud;

•	consumer and data protection laws;

•	lower levels of adoption or use of the Internet; and

•	geopolitical events, including war and terrorism.
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
We have and may continue to experience theft of our products while they are being held in our fulfillment center or during the course of shipment to our customers by third-party shipping carriers. We have taken steps to prevent such theft and we maintain insurance to cover certain losses resulting from theft. However, if security measures fail, losses exceed our insurance coverage or we are not able to maintain insurance at a reasonable cost, we could incur significant losses from theft, which would substantially harm our business and results of operations.
If the single facility where substantially all of our computer and communications hardware is located fails, our business, results of operations and financial condition would be harmed.
Our ability to successfully receive and fulfill orders and to provide high quality customer service depends in part on the efficient and uninterrupted operation of our computer and communications systems. Substantially all of the computer hardware necessary to operate our websites is located at a single leased facility. Our systems and operations are vulnerable to damage or interruption from human error, fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, break-ins, earthquake and similar events. We do not presently have redundant systems in multiple locations and our business interruption insurance may be insufficient to compensate us for losses that may occur. In addition, our servers are vulnerable to computer viruses, denial of service attacks, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays, loss of critical data, the inability to accept and fulfill customer orders or the unauthorized disclosure of confidential customer data. The occurrence of any of the foregoing risks could substantially harm our business and results of operations.

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
On February 2, 2006, our board of directors authorized the repurchase of up to $100 million of Blue Nile, Inc. common stock during the subsequent 24 month period following the approval date of such repurchases. On July 27, 2006, our board of directors authorized the repurchase of up to an additional $50 million of Blue Nile, Inc. common stock during the subsequent 24 month period following the approval date of such repurchase. In the quarter ended April 1, 2007, we repurchased approximately 345,000 shares of our common stock for approximately $13.5 million. These repurchases and any repurchases we may make in the future may not prove to be at optimal prices and our use of cash for the stock repurchase program may not prove to be the best use of our cash resources and may adversely impact our future liquidity.
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
We rely upon the continued service and performance of key technical, fulfillment and senior management personnel. If we lose any of these personnel, our business could suffer. Competition for qualified personnel in our industry is intense. We believe that our future success will depend on our continued ability to attract, hire and retain key employees. Other than for our Cheif Executive Officer, we do not have “key person” life insurance policies covering any of our employees.
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
The satisfactory performance, reliability and availability of our websites, transaction processing systems and network infrastructure are critical to our reputation and our ability to attract and retain customers and to maintain adequate customer service levels. Any future systems interruptions or downtime or technical difficulties that result in the unavailability of our websites or reduced order fulfillment performance could result in negative publicity, damage our reputation and brand and cause our business and results of operations to suffer. We may be susceptible to such disruptions in the future. We may also experience temporary system interruptions for a variety of other reasons in the future, including power failures, failures of Internet service and telecommunication providers, software or human errors or an overwhelming number of visitors trying to reach our websites during periods of strong seasonal demand or promotions. Because we are dependent in part on third parties for the implementation and maintenance of certain aspects of our systems and because some of the causes of system interruptions may be outside of our control, we may not be able to remedy such interruptions in a timely manner, or at all.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Below is a summary of stock repurchases during the quarter ended April 1, 2007.
Issuer Purchases of Equity Securities
(Dollars in thousands except per share amounts)

			Total number of	Approximate dollar
			shares purchased as	value of shares that
			part of publicly	may yet be
	Total number of	Average price	announced plans or	purchased under the
Period	shares purchased	paid per share	programs	plans or programs
				(1)
January 1, 2007 through January 28, 2007	—	$—	—	$93,192

January 29, 2007 through February 25, 2007	183,154	$39.22	183,154	$86,009

February 26, 2007 through April 1, 2007	161,501	$39.31	161,501	$79,660

Total shares purchased	344,655		344,655

(1)	On February 2, 2006, the board of directors authorized the repurchase of up to $100 million of the Company’s common stock within the 24 month period following the approval date of such repurchase. Such repurchase was announced on February 7, 2006. On July 27, 2006, the board of directors authorized the repurchase of up to an additional $50 million of the Company’s common stock within the 24 month period following the approval date of such repurchase. Such repurchase authorization was announced on August 1, 2006. The shares may be repurchased from time to time in open market transactions or in negotiated transactions off the market. The timing and amount of any shares repurchased is determined by the Company’s management based on its evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws.
Item 3. Defaults Upon Senior Securities
Not applicable
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable
Item 5. Other Information
Not applicable

Item 6. Exhibits

Exhibit
Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Blue Nile, Inc.

3.2(2)	Amended and Restated Bylaws of Blue Nile, Inc.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2(3)	Specimen Stock Certificate.

4.3(2)	Amended and Restated Investor Rights Agreement dated June 29, 2001 by and between Blue Nile, Inc. and certain holders of Blue Nile, Inc.’s preferred stock.

10.1(4)	Description of Executive Officer Cash Incentive Plan.

31.1(5)	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2(5)	Certification of Principal Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1(5)*	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2(5)*	Certification of Principal Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Previously filed as Exhibit 3.1 to Blue Nile, Inc.’s Form 10-Q for the quarterly period ended July 4, 2004 (No. 000-50763), as filed with the Securities and Exchange Commission on August 6, 2004, and incorporated by reference herein.

(2)	Previously filed as the like numbered exhibit to Blue Nile, Inc.’s Registration Statement on Form S-1 (No. 333-113494), as filed with the Securities and Exchange Commission on March 11, 2004, as amended, and incorporated by reference herein.

(3)	Previously filed as Exhibit 4.2 to Blue Nile, Inc.’s Registration Statement on Form S-1/ A (No. 333-113494), as filed with the Securities and Exchange Commission on May 4, 2004, as amended, and incorporated by reference herein.

(4)	Previously filed as Item 5.02 to Blue Nile, Inc.’s Current Report on Form 8-K (No. 000-50763), as filed with the Securities and Exchange Commission on March 22, 2007, and incorporated by reference herein.

(5)	Filed herewith.

*	The certifications attached as Exhibits 32.1 and 32.2 accompany this quarterly report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Blue Nile, Inc. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUE NILE, INC.

Registrant

Date: May 10, 2007

/s/ Diane M. Irvine

Diane M. Irvine President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit
Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Blue Nile, Inc.

3.2(2)	Amended and Restated Bylaws of Blue Nile, Inc.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2(3)	Specimen Stock Certificate.

4.3(2)	Amended and Restated Investor Rights Agreement dated June 29, 2001 by and between Blue Nile, Inc. and certain holders of Blue Nile, Inc.’s preferred stock.

10.1(4)	Description of Executive Officer Cash Incentive Plan.

31.1(5)	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2(5)	Certification of Principal Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1(5)*	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2(5)*	Certification of Principal Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Previously filed as Exhibit 3.1 to Blue Nile, Inc.’s Form 10-Q for the quarterly period ended July 4, 2004 (No. 000-50763), as filed with the Securities and Exchange Commission on August 6, 2004, and incorporated by reference herein.

(2)	Previously filed as the like numbered exhibit to Blue Nile, Inc.’s Registration Statement on Form S-1 (No. 333-113494), as filed with the Securities and Exchange Commission on March 11, 2004, as amended, and incorporated by reference herein.

(3)	Previously filed as Exhibit 4.2 to Blue Nile, Inc.’s Registration Statement on Form S-1/ A (No. 333-113494), as filed with the Securities and Exchange Commission on May 4, 2004, as amended, and incorporated by reference herein.

(4)	Previously filed as Item 5.02 to Blue Nile, Inc.’s Current Report on Form 8-K (No. 000-50763), as filed with the Securities and Exchange Commission on March 22, 2007, and incorporated by reference herein.

(5)	Filed herewith.

*	The certifications attached as Exhibits 32.1 and 32.2 accompany this quarterly report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Blue Nile, Inc. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.