Form 10-Q
period 2007-07-01
BLUE NILE INC
filed 2007-08-09
CIK 1091171

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2007
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of July 27, 2007 the registrant had 15,888,654 shares of common stock outstanding.

Cautionary Note Regarding Forward-Looking Statements
This quarterly report on Form 10-Q contains forward-looking statements that involve many risks and uncertainties. These statements, related to future events and our future performance, are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of management as of the date of this filing. In some cases, you can identify forward-looking statements by terms such as “would,” “could,” “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “targets,” “seek,” or “continue,” the negative of these terms or other variations of such terms. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business and other characterizations of future events or circumstances, are forward-looking statements. These statements are only predictions based upon assumptions made that are believed to be reasonable at the time, and are subject to risk and uncertainties. Therefore, actual events or results may differ materially and adversely from those expressed in any forward-looking statement. In evaluating these statements, you should specifically consider the risks described under the caption “Item 1A. Risk Factors” and elsewhere in this Form 10-Q. These factors, and other factors, may cause our actual results to differ materially from any forward-looking statement. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

BLUE NILE, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BLUE NILE, INC.
Consolidated Balance Sheets
(in thousands, except par value)

	July 1,	December 31,
	2007	2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$69,165	$78,540
Restricted cash	—	117
Marketable securities	—	19,767
Trade accounts receivable	1,114	1,484
Other accounts receivable	464	156
Inventories	14,668	14,616
Deferred income taxes	712	598
Prepaid federal income taxes	1,596	—
Other prepaids and current assets	1,014	740

Total current assets	88,733	116,018
Property and equipment, net	4,730	3,391
Intangible assets, net	303	319
Deferred income taxes	2,733	2,285
Other assets	64	93

Total assets	$96,563	$122,106

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$42,501	$66,625
Accrued liabilities	4,182	7,315
Current portion of deferred rent	196	197

Total current liabilities	46,879	74,137
Deferred rent, less current portion	572	666
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, none issued and outstanding
Common stock, $0.001 par value; 300,000 shares authorized 19,330 shares and 19,073 shares issued, respectively 15,884 shares and 15,972 shares outstanding, respectively	19	19
Additional paid-in capital	124,022	115,751
Deferred compensation	(51)	(180)
Accumulated other comprehensive loss	(5)	(2)
Retained earnings	14,054	7,110
Treasury stock, at cost; 3,446 shares and 3,101 shares outstanding, respectively	(88,927)	(75,395)

Total stockholders’ equity	49,112	47,303

Total liabilities and stockholders’ equity	$96,563	$122,106

The accompanying notes are an integral part of these consolidated financial statements

BLUE NILE, INC.
Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Quarter ended		Year to date ended
	July 1,	July 2,	July 1,	July 2,
	2007	2006	2007	2006
Net sales	$72,093	$56,916	$140,003	$107,610
Cost of sales	57,150	45,593	111,811	85,945

Gross profit	14,943	11,323	28,192	21,665

Selling, general and administrative expenses	9,909	7,721	19,473	15,398

Operating income	5,034	3,602	8,719	6,267

Other income (expense), net:
Interest income	803	881	1,776	1,866
Other income	12	100	215	100

Total other income (expense), net	815	981	1,991	1,966

Income before income taxes	5,849	4,583	10,710	8,233
Income tax expense	2,068	1,451	3,766	2,746

Net income	$3,781	$3,132	$6,944	$5,487

Basic net income per share	$0.24	$0.19	$0.44	$0.32

Diluted net income per share	$0.23	$0.18	$0.42	$0.31

The accompanying notes are an integral part of these consolidated financial statements

BLUE NILE, INC.
Consolidated Statements of Changes in Stockholders’ Equity
(unaudited)
(in thousands)

			Additional			Accumulated			Total
	Common stock		paid-in	Deferred stock		other comprehensive	Treasury stock		stockholders’
	Shares	Amount	capital	compensation	Retained earnings	income (loss)	Shares	Amount	equity
Balance, December 31, 2006	19,073	$19	$115,751	$(180)	$7,110	$(2)	(3,101)	$(75,395)	$47,303
Net income	—	—	—	—	6,944	—	—	—	6,944
Other comprehensive income:
Unrealized gain on marketable securites, net of tax	—	—	—	—	—	2	—	—	2
Translation adjustment	—	—	—	—	—	(5)	—	—	(5)

Total comprehensive income									6,941
Repurchase of common stock	—	—	—	—	—	—	(345)	(13,532)	(13,532)
Amortization of deferred stock compensation	—	—	—	124	—	—	—	—	124
Reversal of deferred compensation relating to cancelled options	—	—	(5)	5	—	—	—	—	—
Stock-based compensation	—	—	2,574	—	—	—	—	—	2,574
Exercise of common stock options	256	—	2,668	—	—	—	—	—	2,668
Tax benefit from exercise of stock options	—	—	2,974	—	—	—	—	—	2,974
Issuance of common stock to directors	1	—	60	—	—	—	—	—	60

Balance, July 1, 2007	19,330	$19	$124,022	$(51)	$14,054	$(5)	(3,446)	$(88,927)	$49,112

The accompanying notes are an integral part of these consolidated financial statements

BLUE NILE, INC.
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Year to date ended
	July 1,	July 2,
	2007	2006
Operating activities:
Net income	$6,944	$5,487
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	776	952
(Gain) loss on disposal of fixed assets	(6)	2
Stock-based compensation	2,723	1,859
Deferred income taxes	(563)	2,009
Tax benefit from exercise of stock options	2,974	592
Excess tax benefit from exercise of stock options	(320)	(34)
Changes in assets and liabilities:
Receivables, net	62	1,056
Inventories	(53)	553
Prepaid federal income taxes	(1,596)	—
Other prepaid expenses and assets	(246)	57
Accounts payable	(24,124)	(22,475)
Accrued liabilities	(3,134)	(1,919)
Deferred rent	(95)	(118)

Net cash used in operating activities	(16,658)	(11,979)

Investing activities:
Purchases of property and equipment	(2,066)	(1,182)
Proceeds from the sale of property and equipment	8	1
Purchases of marketable securities	(20,230)	(25,195)
Proceeds from the maturity of marketable securities	40,000	53,000
Transfers of restricted cash	120	—

Net cash provided by investing activities	17,832	26,624

Financing activities:
Repurchase of common stock	(13,532)	(46,370)
Proceeds from stock option exercises	2,668	1,087
Excess tax benefit from exercise of stock options	320	34

Net cash used in financing activities	(10,544)	(45,249)

Effect of exchange rate changes on cash and cash equivalents	(5)	—

Net decrease in cash and cash equivalents	(9,375)	(30,604)

Cash and cash equivalents, beginning of period	78,540	71,921

Cash and cash equivalents, end of period	$69,165	$41,317

The accompanying notes are an integral part of these consolidated financial statements

BLUE NILE, INC.
Notes to Consolidated Financial Statements
(unaudited)
Note 1. Description of the Company and Summary of Significant Accounting Policies
The Company
Blue Nile, Inc. (the “Company”) is the leading online retailer of high quality diamonds and fine jewelry in the United States. In addition to sales of diamonds, fine jewelry and watches, the Company provides guidance and support to enable customers to more effectively learn about and purchase diamonds as well as classically styled fine jewelry. The Company, a Delaware corporation, based in Seattle, Washington, was formed in March 1999. The Company maintains its primary website at www.bluenile.com. The Company also operates the www.bluenile.co.uk and www.bluenile.ca websites.
Reclassifications
Certain reclassifications of prior period balances have been made for consistent presentation with the current period. These reclassifications had no impact on net income, net cash used in operating activities or stockholders’ equity as previously reported.
Basis of Presentation
The accompanying unaudited consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company’s annual report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission (“SEC”) on March 16, 2007. The same accounting policies are followed for preparing quarterly and annual financial statements. In the opinion of management, all adjustments necessary for the fair presentation of the financial position, results of operations and cash flows for the interim period have been included and are of a normal, recurring nature.
In May 2007 the Company commenced operations at two new wholly-owned subsidiaries, Blue Nile Worldwide, Inc. (“Worldwide”) and Blue Nile Jewellery, Ltd. (“Jewellery”). Worldwide is a Delaware corporation located in Seattle, Washington. Jewellery is an Irish limited company located in Ireland. All intercompany transactions and balances are eliminated in consolidation.
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
(unaudited)
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
Foreign Currency Translation
The assets and liabilities of Jewellery have been translated to U.S. dollars using the exchange rates effective on the balance sheet date, while income and expense accounts are translated at the average rates in effect during the periods presented. The resulting translation adjustments are recorded in accumulated other comprehensive income (loss).
Recent Accounting Pronouncements
In June 2006, the FASB ratified the consensus reached on Emerging Issues Task Force (“EITF”) No. 06-3 (“EITF 06-3”), “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation).” The EITF reached a consensus that a company may adopt a policy for presenting taxes on a gross or net basis. If taxes are significant, the accounting policy should be disclosed and if taxes are presented gross, the amounts included in revenue should be disclosed. EITF 06-3 is effective for the first interim or annual reporting period beginning after December 15, 2006. We adopted EITF 06-3 on January 1, 2007. We collect sales tax from our customers and record these amounts on a net basis. We did not modify our accounting policy in connection with the adoption of EITF 06-3; therefore, the adoption of this EITF did not have an impact on our consolidated results of operations or financial condition.
In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a common definition for fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We will apply this guidance to our first quarter of fiscal 2008. We do not expect the adoption of this statement to have a material impact on our consolidated results of operations or financial condition.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits all entities to elect to measure certain financial instruments and other items at fair value with changes in fair value reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We will apply this guidance to our first quarter of fiscal 2008. We do not expect the adoption of this statement to have a material impact on our consolidated results of operations or financial condition.

BLUE NILE, INC.
Notes to Consolidated Financial Statements
(unaudited)
Note 2. Stock-based Compensation
We account for stock-based compensation arrangements in accordance with the provisions of FASB Statement No. 123R Share-Based Payment (“SFAS 123R”). Stock options are granted at prices equal to the fair market value of the Company’s common stock on the date of grant. Stock-based compensation is reduced for estimated forfeitures and we recognize compensation expense on a straight-line basis over the requisite service period for each stock option grant. Stock options granted generally provide for 25% vesting on the first anniversary of the date of grant, with the remainder vesting monthly over three years, and expire 10 years from the date of grant. As of July 1, 2007, the Company had four stock option plans. Additional information regarding these plans is disclosed in our annual report on Form 10-K for the year ended December 31, 2006.
The fair value of each option on the date of grant is estimated using the Black-Scholes-Merton option valuation model. The following weighted-average assumptions were used for the valuation of options granted during the periods shown:

	Quarter ended		Year to date ended
	July 1,	July 2,	July 1,	July 2,
	2007	2006	2007	2006
Expected term	4.5 years	4.5 years	4.5 years	4.5 years
Expected volatility	36.0%	36.0%	36.0%	36.0%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	4.65%	5.01%	4.66%	5.01%

Estimated fair value per option granted	$20.16	$11.07	$17.99	$11.09
The assumptions used to calculate the fair value of options granted are evaluated and revised, if necessary, to reflect market conditions and the Company’s experience.
A summary of stock option activity for the year to date ended July 1, 2007 is as follows:

			Weighted average	Aggregate
	Options	Weighted average	remaining contractual term	intrinsic value
	(in thousands)	exercise price	(in years)	(in thousands)

Balance, December 31, 2006	2,186	$21.73
Granted	44	48.41
Exercised	(256)	10.44
Cancelled	(25)	29.26

Balance, July 1, 2007	1,949	$23.72	7.35	$71,506

Vested and expected to vest at July 1, 2007	1,787	$23.00	7.25	$66,848
Exercisable, July 1, 2007	1,137	$17.88	6.61	$48,362
The aggregate intrinsic value in the table above is before applicable income taxes and represents the amount optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price.
The total intrinsic value of options exercised during the year to date ended July 1, 2007 was $9.9 million. During the year to date ended July 1, 2007, the total fair value of options vested was $3.2 million. As of July 1, 2007, the Company had total unrecognized compensation costs related to unvested stock options of $8.5 million. We expect to recognize this cost over a weighted average period of 2.4 years.

BLUE NILE, INC.
Notes to Consolidated Financial Statements
(unaudited)
Note 3. Inventories
Inventories are stated at cost and consist of the following (in thousands):

	July 1,	December 31,
	2007	2006
Loose diamonds	$580	$230
Fine jewelry, watches and other	14,088	14,386

	$14,668	$14,616

Note 4. Marketable Securities
The Company’s marketable securities are classified as available-for-sale as defined by FASB Statement No. 115 Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). At July 1, 2007, the Company did not have any marketable securities. Realized gains or losses on the sale of marketable securities are identified on a specific identification basis and are reflected as a component of interest income or expense.
There were no realized gains or losses on the sales of marketable securities for the quarter ended July 1, 2007. Gross unrealized gains and losses at July 1, 2007 were not significant.
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
The following tables set forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Quarter ended		Year to date ended
	July 1,	July 2,	July 1,	July 2,
	2007	2006	2007	2006
Net income	$3,781	$3,132	$6,944	$5,487

Weighted average common shares outstanding	15,802	16,874	15,838	17,114

Basic net income per share	$0.24	$0.19	$0.44	$0.32

Dilutive effect of stock options	815	688	760	784

Common stock and common stock equivalents	16,617	17,562	16,598	17,898

Diluted net income per share	$0.23	$0.18	$0.42	$0.31

For the quarter and year to date ended July 1, 2007, there were 14,816 and 43,432 stock option shares, respectively, excluded from the computation of net income per diluted share due to their antidilutive effect. For the quarter and year to date ended July 2, 2006, there were 1,049,167 and 959,197 stock option shares, respectively, excluded from the computation of net income per diluted share due to their antidilutive effect.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our Consolidated Financial Statements and the related Notes contained elsewhere in this quarterly report on Form 10-Q and the annual report on Form 10-K filed for our fiscal year ended December 31, 2006.
Management Overview
During the quarter ended July 1, 2007, net sales increased 26.7% to $72.1 million from $56.9 million during the quarter ended July 2, 2006. The increase in net sales is attributable to strong growth in all product categories. Gross profit was $14.9 million in the quarter ended July 1, 2007, an increase of $3.6 million compared to the quarter ended July 2, 2006. Operating income for the quarter ended July 1, 2007 increased 39.8% to $5.0 million from $3.6 million in the quarter ended July 2, 2006 as a result of the increase in net sales. Net income increased 20.7% to $3.8 million in the quarter ended July 1, 2007 from $3.1 million in the quarter ended July 2, 2006. Sales through our international websites continued to show strong growth. Sales through our U.K. and Canada websites totaled $3.0 million for the quarter ended July 1, 2007 compared to $1.9 million for the quarter ended July 2, 2006, an increase of 64.2%.
During the year to date ended July 1, 2007, net sales increased 30.1% to $140.0 million from $107.6 million during the year to date ended July 2, 2006. The increase in net sales is attributable to strong growth in all product categories. Gross profit of $28.2 million increased $6.5 million in the year to date ended July 1, 2007 compared to the year to date ended July 2, 2006. Operating income for the year to date ended July 1, 2007 increased 39.1% to $8.7 million from $6.3 million in the year to date ended July 2, 2006 as a result of the increase in net sales and leverages in our cost structure. Net income increased 26.6% to $6.9 million in the year ended July 1, 2007 from $5.5 million in the year to date ended July 2, 2006. Sales through our U.K. and Canada websites totaled $5.6 million for the year to date ended July 1, 2007 compared to $3.2 million for the year to date ended July 2, 2006, an increase of 73.1%.

Results of Operations
Comparison of the Quarter Ended July 1, 2007 to the Quarter Ended July 2, 2006
The following table presents our operating results for the quarters ended July 1, 2007 and July 2, 2006, respectively, including a comparison of the financial results for these periods (dollars in thousands, except per share data):

	Quarter ended
	July 1,	July 2,
	2007	2006	$ Change	% Change
Net sales	$72,093	$56,916	$15,177	26.7%
Cost of sales	57,150	45,593	11,557	25.3%

Gross profit	14,943	11,323	3,620	32.0%

Selling, general and administrative expenses	9,909	7,721	2,188	28.3%

Operating income	5,034	3,602	1,432	39.8%

Other income (expense), net:
Interest income	803	881	(78)	-8.9%
Other income	12	100	(88)	-88.0%

Total other income (expense), net	815	981	(166)	-16.9%

Income before income taxes	5,849	4,583	1,266	27.6%
Income tax expense	2,068	1,451	617	42.5%

Net income	$3,781	$3,132	$649	20.7%

Basic net income per share	$0.24	$0.19	$0.05	26.3%

Diluted net income per share	$0.23	$0.18	$0.05	27.8%

Net Sales
Net sales increased 26.7% to $72.1 million in the quarter ended July 1, 2007 from $56.9 million in the quarter ended July 2, 2006. The increase in net sales in the quarter ended July 1, 2007 was primarily due to growth in unit sales in virtually all product categories. We believe the increase in net sales was driven primarily by increased consumer awareness of our brand and value proposition and effective online marketing.
Gross Profit
Gross profit increased 32.0% to $14.9 million in the quarter ended July 1, 2007 from $11.3 million in the quarter ended July 2, 2006. The increase in gross profit in the quarter ended July 1, 2007 resulted primarily from the growth in net sales, as discussed above. In addition, approximately $0.2 million of the gross profit in the quarter ended July 1, 2007 resulted from a one-time benefit related to a refund of shipping charges. Gross profit as a percentage of net sales was 20.7% in the quarter ended July 1, 2007 compared to 19.9% in the quarter ended July 2, 2006. The increase in gross profit as a percentage of net sales was primarily due to changes in our product mix. In addition, gross profit as a percentage of net sales increased by 30 basis points as a result of the refund of shipping charges. Generally, our gross profit percentage fluctuates, and we expect it will fluctuate in the future, based upon a number of factors, including changes in product acquisition costs, product mix and pricing decisions.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 28.3% to $9.9 million in the quarter ended July 1, 2007. The increase in selling, general and administrative expenses was due to several factors. Marketing costs increased approximately $0.5 million in the quarter due to increased spending in online marketing vehicles, such as search, affiliate channels, online portals and other marketing initiatives. Our marketing expenses are largely variable, based on the growth in sales and the pricing of online marketing channels. Approximately $0.5 million of the increase in selling, general and administrative costs in the quarter relates to increases in payroll and related expenses. Stock-based compensation increased approximately $0.5 million to $1.4 million in the quarter ended July 1, 2007 as compared to $0.9 million in the quarter ended July 2, 2006. The increase in selling, general and administrative expenses also relates to payment processing fees, professional services and costs related to the establishment of our new international facility in Ireland. As a percentage of net sales, selling, general and administrative expenses were 13.7% and 13.6% in the quarter ended July 1, 2007 and the quarter ended July 2, 2006, respectively.
We expect selling, general and administrative expenses to increase in absolute dollars in future periods as a result of anticipated growth in net sales, growth in our fulfillment and customer service operations and other personnel to support higher sales volumes, increases in payment processing fees and other variable expenses and the expansion of our international operations. We also expect selling, general and administrative expenses to fluctuate based on the nature, amount and timing of stock options granted in the future.
Other Income (Expense), Net
Other income (expense), net consists primarily of interest income. The decrease in interest income in the quarter ended July 1, 2007 is primarily due to a decrease in average balances of cash, cash equivalents and marketable securities.

Comparison of the Year To Date Ended July 1, 2007 to the Year To Date Ended July 2, 2006
The following table presents our operating results for the year to date periods ended July 1, 2007 and July 2, 2006, respectively, including a comparison of the financial results for these periods (dollars in thousands, except per share data):

	Year to date ended
	July 1,	July 2,
	2007	2006	$ Change	% Change
Net sales	$140,003	$107,610	$32,393	30.1%
Cost of sales	111,811	85,945	25,866	30.1%

Gross profit	28,192	21,665	6,527	30.1%

Selling, general and administrative expenses	19,473	15,398	4,075	26.5%

Operating income	8,719	6,267	2,452	39.1%

Other income (expense), net:
Interest income	1,776	1,866	(90)	-4.8%
Other income	215	100	115	115.0%

Total other income (expense), net	1,991	1,966	25	1.3%

Income before income taxes	10,710	8,233	2,477	30.1%
Income tax expense	3,766	2,746	1,020	37.1%

Net income	$6,944	$5,487	$1,457	26.6%

Basic net income per share	$0.44	$0.32	$0.12	37.5%

Diluted net income per share	$0.42	$0.31	$0.11	35.5%

Net Sales
Net sales increased 30.1% to $140.0 million in the year to date ended July 1, 2007 from $107.6 million in the year to date ended July 2, 2006. The increase in net sales in the year to date ended July 1, 2007 was primarily due to unit sales growth in virtually all product categories. We believe the increase in net sales was driven primarily from increased consumer awareness of our brand and value proposition and effective online marketing.
Gross Profit
Gross profit increased 30.1% to $28.2 million in the year to date ended July 1, 2007 from $21.7 million in the year to date ended July 2, 2006. The increase in gross profit in the year to date ended July 1, 2007 resulted primarily from the growth in net sales, as discussed above. Gross profit as a percentage of net sales remained consistent at 20.1% in the year to date ended July 1, 2007 compared to the year to date ended July 2, 2006. We expect that the gross profit percentage will fluctuate in the future based on a number of factors, including changes in product acquisition costs, product mix and pricing decisions.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 26.5% to $19.5 million in the year to date ended July 1, 2007. The increase in selling, general and administrative expenses was due to several factors. Marketing costs increased approximately $1.2 million in the year to date ended July 1, 2007 due to increased spending in online marketing vehicles, such as search, affiliate channels, online portals and other marketing initiatives. Our marketing expenses are largely variable, based on the growth in sales and the pricing of online marketing channels. Approximately $0.9 million of the increase in selling, general and administrative costs in the year to date ended July 1, 2007 relates to increases in payroll and related expenses. Stock-based compensation increased approximately $0.9 million to $2.7 million in the year to dated ended July 1, 2007 as compared to $1.8 million in the year to date ended July 2, 2006. The increase in selling, general and administrative expenses also relates to payment processing fees, professional services and costs related to the establishment of our new international facility in Ireland. As a percentage of net sales, selling, general and administrative expenses were 13.9% and 14.3% in the year to date ended July 1, 2007 and the year to date ended July 2, 2006, respectively.
We expect selling, general and administrative expenses to increase in absolute dollars in future periods as a result of anticipated growth in net sales, growth in our fulfillment and customer service operations and other personnel to support higher sales volumes, increases in payment processing fees and other variable expenses and the expansion of our international operations. We also expect selling, general and administrative expenses to fluctuate based on the nature, amount and timing of stock options granted in the future.
Other Income (Expense), Net
Other income (expense), net consists primarily of interest income. The decrease in interest income in the year to date ended July 1, 2007 is primarily due to a decrease in average balances of cash, cash equivalents and marketable securities, partially offset by an increase in interest rates during the year to date ended July 1, 2007 as compared to the year to date ended July 2, 2006.

Liquidity and Capital Resources
As of July 1, 2007, working capital totaled $41.9 million, including cash and cash equivalents of $69.2 million and inventory of $14.7 million, partially offset by accounts payable of $42.5 million. We believe that our current cash and cash equivalents as well as cash flows from operations will be sufficient to continue our operations and meet our capital needs for the foreseeable future.
Net cash used in operating activities was $16.7 million for the year to date ended July 1, 2007, compared to net cash used in operating activities of $12.0 million for the year to date ended July 2, 2006. Cash was provided by earnings of $6.9 million for the year to date ended July 1, 2007 and earnings of $5.5 million for the year to date ended July 2, 2006. Net payments of payables totaled $24.1 million for the year to date ended July 1, 2007 and $22.5 million for the year to date ended July 2, 2006. The increase in net payments of payables in 2007 relates primarily to higher payments to suppliers in the first quarter of 2007 for inventory sold in the fourth quarter of 2006. The volume of sales in the fourth quarter ended December 31, 2006 was greater than the volume of sales in the fourth quarter ended January 1, 2006, resulting in an increase in the net payment of payables in the year to date ended July 1, 2007 compared to the year to date ended July 2, 2006. This payment cycle reflects what we believe to be the beneficial working capital characteristics of our business model, wherein we collect cash from customers within several business days following a related sale while we typically have longer payment terms with our suppliers. The decrease in deferred tax assets in the year to date ended July 1, 2007 as compared to the year to date ended July 2, 2006 reflects the full utilization of our net operating loss carryforwards for federal income tax purposes in the quarter ended December 31, 2006.
Net cash provided by investing activities was $17.8 million for the year to date ended July 1, 2007, which primarily reflects net sales of marketable securities of $19.8 million offset by net purchases of property and equipment of $2.1 million. Cash provided by investing activities was $26.6 million for the year to date ended July 2, 2006, which primarily reflects net sales of marketable securities of $27.8 million offset by net purchases of property and equipment of $1.2 million.
Net cash used in financing activities for the year to date ended July 1, 2007 was $10.5 million, related primarily to repurchases of Blue Nile, Inc. common stock. In February 2006, our board of directors authorized the repurchase of common stock with an aggregate total value of up to $100 million within the 24-month period following the approval date of such repurchase. In July 2006, our board of directors authorized the repurchase of an additional $50 million within the 24 month period following the approval date of such repurchase. The timing and amount of any shares repurchased is determined by the Company’s management based on its evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan, which permits shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. During the year to date ended July 1, 2007, we purchased approximately 345,000 shares of our common stock for approximately $13.5 million. Cash used in financing activities for the year to date ended July 2, 2006 was $45.2 million related primarily to repurchases of Blue Nile, Inc. common stock.
Contractual Obligations
There have been no material changes to the contractual obligations during the period covered by this report, outside of the ordinary course of business, from those disclosed in our annual report on Form 10-K for the year ended December 31, 2006.
Off-Balance Sheet Arrangements
As of July 1, 2007, we did not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The Company’s exposure to financial market risk results primarily from fluctuations in interest rates. There have been no material changes to our market risks as disclosed in our annual report on Form 10-K for the year ended December 31, 2006.
Foreign Currency Exchange Risk
The functional currency of Blue Nile Jewellery, Ltd. (“Jewellery”) is the Euro. Assets and liabilities of Jewellery are translated into U.S. dollars at the exchange rate prevailing at the end of the applicable period. Income and expenses are translated into U.S. dollars at an average exchange rate during the applicable period. Foreign currency gains and losses from the translation of Jewellery’s balance sheet and income statement are included in other comprehensive income (loss). Foreign currency gains and losses for the quarter ended July 1, 2007 were immaterial.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
During the quarter ended July 1, 2007, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed by us in our periodic reports filed or submitted under the Exchange Act with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and SEC reports. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our certifying officers concluded that as of the end of the period covered by this report, these disclosure controls and procedures are effective in the timely recording, processing, summarizing and reporting of material financial and non-financial information and are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended July 1, 2007, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors
You should carefully consider the risks described below and elsewhere in this report, which could materially and adversely affect our business, results of operations or financial condition. In those cases, the trading price of our common stock could decline and you may lose all or part of your investment. For the current quarter, there have been no material changes to the risk factors discussed below since we filed our Form 10-K for the fiscal year ended December 31, 2006, other than the addition of the risk factor “We have foreign exchange risk” below.
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
We expect our quarterly financial results to fluctuate, which may lead to volatility in our stock price.
We expect our net sales and operating results to vary significantly from quarter to quarter due to a number of factors, including changes in:
•	demand for our products;

•	the costs to acquire diamonds and precious metals;

•	our ability to attract visitors to our websites and convert those visitors into customers;

•	our ability to retain existing customers or encourage repeat purchases;

•	our ability to manage our product mix and inventory;

•	wholesale diamond prices;

•	consumer tastes and preferences for diamonds and fine jewelry;

•	our ability to manage our operations;

•	the extent to which we provide for and pay taxes;

•	stock-based compensation expense as a result of the nature, timing and amount of stock options granted, the underlying assumptions used in valuing these options, the estimated rate of stock option forfeitures and other factors;

•	advertising and other marketing costs;

•	our, or our competitors’, pricing and marketing strategies;

•	the introduction of competitive websites, products, price decreases or improvements;

•	general economic conditions, both domestically and internationally;

•	conditions or trends in the diamond and fine jewelry industry;

•	conditions or trends in the Internet and e-commerce industry;

•	the success of our geographic and product line expansions; and

•	costs of expanding or enhancing our technology or websites.
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
To date, we have made limited international sales, but we have recently expanded our operations to include a fulfillment operation in Ireland to serve customers acquired through our United Kingdom website. Additionally, we have increased our product offerings and marketing and sales efforts in the United Kingdom and Canada and anticipate continuing to expand our international sales and operations in the future either by expanding local versions of our website for foreign markets or through acquisitions or alliances with third parties. Any international expansion plans we choose to undertake will require management attention and resources and may be unsuccessful. We have minimal experience in selling our products in international markets and in conforming to the local cultures, standards or policies necessary to successfully compete in those markets. Outside of the United Kingdom and Canada, we have very limited web content localized for foreign markets and we cannot be certain that we will be able to expand our global presence if we choose to further expand internationally. In addition, we may have to compete with retailers that have more experience with local markets. Our ability to expand and succeed internationally may also be limited by the demand for our products and the adoption of electronic commerce in these markets. Different privacy, censorship and liability standards and regulations and different intellectual property laws in foreign countries may prohibit expansion into such markets or cause our business and results of operations to suffer.
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
Our success depends on our ability to successfully receive and fulfill orders and to promptly and securely deliver our products to our customers. Most of our inventory management, jewelry assembly, packaging, labeling and product return processes are performed in a single fulfillment center located in the United States. This facility is susceptible to damage or interruption from human error, fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, break-ins, earthquake and similar events. We have recently added another fulfillment center in Ireland, that would also be susceptible to these events. Our business interruption insurance may be insufficient to compensate us for losses that may occur in the event operations at our fulfillment centers are interrupted. We have expanded and currently are significantly expanding our existing fulfillment center located in the United States. Any interruptions in our fulfillment center operations for any significant period of time, including interruptions resulting from the expansion of our existing facility, could damage our reputation and brand and substantially harm our business and results of operations.
We face the risk of theft of our products from inventory or during shipment.
We have experienced and may continue to experience theft of our products while they are being held in our fulfillment centers or during the course of shipment to our customers by third-party shipping carriers. We have taken steps to prevent such theft and we maintain insurance to cover certain losses resulting from theft. However, if security measures fail, losses exceed our insurance coverage or we are not able to maintain insurance at a reasonable cost, we could incur significant losses from theft, which would substantially harm our business and results of operations.
If the single facility where substantially all of our computer and communications hardware is located fails, our business, results of operations and financial condition would be harmed.
Our ability to successfully receive and fulfill orders and to provide high quality customer service depends in part on the efficient and uninterrupted operation of our computer and communications systems. Substantially all of the computer hardware necessary to operate our websites is located at a single leased facility. Our systems and operations are vulnerable to damage or interruption from human error, fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, break-ins, earthquake and similar events. We do not presently have redundant systems in multiple locations and our business interruption insurance may be insufficient to compensate us for losses that may occur. In addition, our servers are vulnerable to computer viruses, denial of service attacks, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays, loss of critical data, the inability to fulfill customer orders or the unauthorized disclosure of confidential customer data. The occurrence of any of the foregoing risks could substantially harm our business and results of operations.
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
We rely upon the continued service and performance of key technical, fulfillment and senior management personnel. If we lose any of these personnel, our business could suffer. Competition for qualified personnel in our industry is intense. We believe that our future success will depend on our continued ability to attract, hire and retain key employees. Other than for our Chief Executive Officer, we do not have “key person” life insurance policies covering any of our employees.
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
We have foreign exchange risk.
The results of operations of our foreign subsidiary are exposed to foreign exchange rate fluctuations. Upon translation from foreign currency into U.S. dollars, operating results may differ materially from expectations, and we may record significant gains or losses. As we have expanded our international operations, our exposure to exchange rate fluctuations has increased.
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

Item 4. Submission of Matters to a Vote of Security Holders
At the Annual Meeting of Stockholders of the Company held on May 22, 2007, the stockholders elected two directors to serve until the 2010 Annual Meeting of Stockholders and ratified the Audit Committee’s selection of Deloitte & Touche LLP to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 30, 2007. The terms of the other members of the Company’s Board of Directors, W. Eric Carlborg, Anne Saunders, Joanna Strober, Mary Alice Taylor and Mark Vadon, continued after the 2007 Annual Meeting of Stockholders. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended.
The table below shows the results of the stockholders’ voting:

			Votes Withheld/
	Votes in Favor	Votes Against	Abstentions
Proposal 1:
Election of two directors for three-year terms expiring at the 2010 annual meeting of stockholders:
Diane Irvine	14,441,691	NA	155,354
Joseph Jimenez	14,216,246	NA	380,799

Proposal 2:
Ratification of the selection of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 30, 2007	14,581,024	12,644	3,377

Item 6. Exhibits

Exhibit
Number		Description
3.1	(1)	Amended and Restated Certificate of Incorporation of Blue Nile, Inc.

3.2	(2)	Amended and Restated Bylaws of Blue Nile, Inc.

4.1		Reference is made to Exhibits 3.1 and 3.2.

4.2	(3)	Specimen Stock Certificate.

4.3	(2)	Fourth Amended and Restated Investor Rights Agreement dated June 29, 2001 by and between Blue Nile, Inc. and certain holders of Blue Nile, Inc.’s preferred stock.

10.1	(4)	Form of Restricted Stock Unit Grant Notice and Form of Award Agreement under the Blue Nile, Inc. 2004 Equity Incentive Plan.

31.1	(5)	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	(5)	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	(5)*	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2	(5)*	Certification of Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Previously filed as Exhibit 3.1 to Blue Nile, Inc.’s Form 10-Q for the quarterly period ended July 4, 2004 (No. 000-50763), as filed with the Securities and Exchange Commission on August 6, 2004, and incorporated by reference herein.

(2)	Previously filed as the like numbered exhibit to Blue Nile, Inc.’s Registration Statement on Form S-1 (No. 333-113494), as filed with the Securities and Exchange Commission on March 11, 2004, as amended, and incorporated by reference herein.

(3)	Previously filed as Exhibit 4.2 to Blue Nile, Inc.’s Registration Statement on Form S-1/A (No. 333-113494), as filed with the Securities and Exchange Commission on May 4, 2004, as amended, and incorporated by reference herein.

(4)	Previously filed as Exhibit 10.2 to Blue Nile, Inc.’s Current Report on Form 8-K (No. 000-50763), as filed with the Securities and Exchange Commission on June 29, 2007, and incorporated by reference herein.

(5)	Filed herewith.

*	The certifications attached as Exhibits 32.1 and 32.2 accompany this quarterly report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Blue Nile, Inc. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUE NILE, INC.

Registrant
Date: August 9, 2007

/s/ Diane M. Irvine
Diane M. Irvine
President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit
Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Blue Nile, Inc.

3.2(2)	Amended and Restated Bylaws of Blue Nile, Inc.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2(3)	Specimen Stock Certificate.

4.3(2)	Fourth Amended and Restated Investor Rights Agreement dated June 29, 2001 by and between Blue Nile, Inc. and certain holders of Blue Nile, Inc.’s preferred stock.

10.1(4)	Form of Restricted Stock Unit Grant Notice and Form of Award Agreement under the Blue Nile, Inc. 2004 Equity Incentive Plan.

31.1(5)	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2(5)	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1(5)*	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2(5)*	Certification of Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Previously filed as Exhibit 3.1 to Blue Nile, Inc.’s Form 10-Q for the quarterly period ended July 4, 2004 (No. 000-50763), as filed with the Securities and Exchange Commission on August 6, 2004, and incorporated by reference herein.

(2)	Previously filed as the like numbered exhibit to Blue Nile, Inc.’s Registration Statement on Form S-1 (No. 333-113494), as filed with the Securities and Exchange Commission on March 11, 2004, as amended, and incorporated by reference herein.

(3)	Previously filed as Exhibit 4.2 to Blue Nile, Inc.’s Registration Statement on Form S-1/A (No. 333-113494), as filed with the Securities and Exchange Commission on May 4, 2004, as amended, and incorporated by reference herein.

(4)	Previously filed as Exhibit 10.2 to Blue Nile, Inc.’s Current Report on Form 8-K (No. 000-50763), as filed with the Securities and Exchange Commission on June 29, 2007, and incorporated by reference herein.

(5)	Filed herewith.

*	The certifications attached as Exhibits 32.1 and 32.2 accompany this quarterly report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Blue Nile, Inc. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.