Form 10-Q
period 2007-09-30
BLUE NILE INC
filed 2007-11-08
CIK 1091171

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of October 26, 2007 the registrant had 16,051,125 shares of common stock outstanding.

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

BLUE NILE, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BLUE NILE, INC.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except par value)

	September 30,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$74,299	$78,540
Restricted cash	—	117
Marketable securities	—	19,767
Trade accounts receivable	1,509	1,484
Other accounts receivable	695	156
Inventories	15,298	14,616
Deferred income taxes	740	598
Prepaid federal income taxes	2,985	—
Other prepaids and current assets	1,127	740

Total current assets	96,653	116,018
Property and equipment, net	5,868	3,391
Intangible assets, net	295	319
Deferred income taxes	2,951	2,285
Other assets	64	93

Total assets	$105,831	$122,106

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$40,334	$66,625
Accrued liabilities	5,136	7,315
Current portion of deferred rent	244	197

Total current liabilities	45,714	74,137
Deferred rent, less current portion	617	666
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 300,000 shares authorized	—	—
19,481 shares and 19,073 shares issued, respectively	—	—
16,035 shares and 15,972 shares outstanding, respectively	19	19
Additional paid-in capital	131,348	115,751
Deferred compensation	(10)	(180)
Accumulated other comprehensive income (loss)	44	(2)
Retained earnings	17,026	7,110
Treasury stock, at cost; 3,446 shares and 3,101 shares outstanding, respectively	(88,927)	(75,395)

Total stockholders’ equity	59,500	47,303

Total liabilities and stockholders’ equity	$105,831	$122,106

The accompanying notes are an integral part of these condensed consolidated financial statements

BLUE NILE, INC.
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Quarter ended		Year to date period ended
	September 30,	October 1,	September 30,	October 1,
	2007	2006	2007	2006
Net sales	$67,355	$53,248	$207,358	$160,858
Cost of sales	53,998	42,842	165,809	128,788

Gross profit	13,357	10,406	41,549	32,070

Selling, general and administrative expenses	9,744	8,246	29,217	23,643

Operating income	3,613	2,160	12,332	8,427

Other income (expense), net:
Interest income	947	670	2,723	2,536
Other income	13	1	228	101

Total other income (expense), net	960	671	2,951	2,637

Income before income taxes	4,573	2,831	15,283	11,064
Income tax expense	1,601	1,007	5,367	3,753

Net income	$2,972	$1,824	$9,916	$7,311

Basic net income per share	$0.19	$0.11	$0.62	$0.44

Diluted net income per share	$0.18	$0.11	$0.59	$0.42

The accompanying notes are an integral part of these condensed consolidated financial statements

BLUE NILE, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(unaudited)
(in thousands)

			Additional			Accumulated			Total
	Common Stock		paid-in	Deferred stock		other comprehensive	Treasury stock		stockholders’
	Shares	Amount	capital	compensation	Retained earnings	income (loss)	Shares	Amount	equity
Balance, December 31, 2006	19,073	$19	$115,751	$(180)	$7,110	$(2)	(3,101)	$(75,395)	$47,303
Net income	—	—	—	—	9,916	—	—	—	9,916
Other comprehensive income:
Reclassification of realized gain, net of tax	—	—	—	—	—	2	—	—	2
Foreign currency translation adjustment	—	—	—	—	—	44	—	—	44

Total comprehensive income									9,962
Repurchase of common stock	—	—	—	—	—	—	(345)	(13,532)	(13,532)
Amortization of deferred stock compensation	—	—	—	165	—	—	—	—	165
Reversal of deferred compensation relating to cancelled options	—	—	(5)	5	—	—	—	—	—
Stock-based compensation	—	—	3,945	—	—	—	—	—	3,945
Exercise of common stock options	407	0	5,366	—	—	—	—	—	5,366
Tax benefit from exercise of stock options		—	6,209	—	—	—	—	—	6,209
Issuance of common stock to directors	1	0	82	—	—	—	—	—	82

Balance, September 30, 2007	19,481	$19	$131,348	$(10)	$17,026	44	(3,446)	(88,927)	$59,500

The accompanying notes are an integral part of these condensed consolidated financial statements

BLUE NILE, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Year to date period ended
	September 30,	October 1,
	2007	2006
Operating activities:
Net income	$9,916	7,311
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,184	1,441
(Gain) loss on disposal of fixed assets	(6)	4
Stock-based compensation	4,129	3,155
Deferred income taxes	(809)	2,222
Tax benefit from exercise of stock options	6,209	1,007
Excess tax benefit from exercise of stock options	(1,599)	(44)
Changes in assets and liabilities:
Receivables, net	(563)	900
Inventories	(683)	(912)
Prepaid federal income taxes	(2,985)	—
Other prepaid expenses and assets	(360)	(5)
Accounts payable	(26,291)	(20,312)
Accrued liabilities	(2,180)	(1,378)
Deferred rent	(2)	(151)

Net cash used in operating activities	(14,040)	(6,762)

Investing activities:
Purchases of property and equipment	(3,577)	(1,690)
Proceeds from the sale of property and equipment	8	1
Purchases of marketable securities	(20,230)	(55,042)
Proceeds from the maturity of marketable securities	40,000	68,000
Transfers of restricted cash	120	—

Net cash provided by investing activities	16,321	11,269

Financing activities:
Repurchase of common stock	(13,532)	(54,148)
Proceeds from stock option exercises	5,366	1,685
Excess tax benefit from exercise of stock options	1,599	44

Net cash used in financing activities	(6,567)	(52,419)

Effect of exchange rate changes on cash and cash equivalents	45	—

Net decrease in cash and cash equivalents	(4,241)	(47,912)

Cash and cash equivalents, beginning of period	78,540	71,921

Cash and cash equivalents, end of period	$74,299	$24,009

The accompanying notes are an integral part of these condensed consolidated financial statements

BLUE NILE, INC.
Notes to Condensed Consolidated Financial Statements
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
Basis of Presentation
The unaudited condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission (“SEC”) on March 16, 2007. The same accounting policies are followed for preparing quarterly and annual financial statements. In the opinion of management, all adjustments necessary for the fair presentation of the financial position, results of operations and cash flows for the interim period have been included and are of a normal, recurring nature.
The financial information as of December 31, 2006 is derived from the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2006, which are included in Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2006.
In May 2007, the Company commenced operations at two new wholly-owned subsidiaries, Blue Nile Worldwide, Inc. (“Worldwide”) and Blue Nile Jewellery, Ltd. (“Jewellery”). Worldwide is a Delaware corporation located in Seattle, Washington. Jewellery is an Irish limited company located in Ireland. All intercompany transactions and balances are eliminated in consolidation.
Due to a number of factors, including the seasonal nature of the retail industry and other factors described in this report, quarterly results are not necessarily indicative of the results for the full fiscal year or any other subsequent interim period.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates include the allowance for sales returns and the estimated fair value of stock options granted. Actual results could differ materially from those estimates.
Intangible Assets
Intangible assets represent the consideration paid for licenses and other similar agreements with finite lives. Amortization is calculated on a straight-line basis over the estimated useful life of the related assets, which range from 10 years to 17 years.

BLUE NILE, INC.
Notes to Condensed Consolidated Financial Statements
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
We have evaluated material tax positions taken on all open years and have concluded that material tax positions meet the “more likely than not” test as set forth in FIN 48. As such, no liability for unrecognized tax benefits is considered necessary and no interest or penalties have been accrued. Therefore, the adoption of FIN 48 did not have an impact on our condensed consolidated results of operations or financial condition. We will continue to evaluate material tax positions on a periodic basis or as conditions change.
Foreign Currency Translation
The assets and liabilities of Jewellery have been translated to U.S. dollars using the exchange rates effective on the balance sheet date, while income and expense accounts are translated at the average rates in effect during the periods presented. The resulting translation adjustments are recorded in accumulated other comprehensive income (loss).
Recent Accounting Pronouncements
In June 2006, the FASB ratified the consensus reached on Emerging Issues Task Force (“EITF”) No. 06-3 (“EITF 06-3”), “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation).” The EITF reached a consensus that a company may adopt a policy for presenting sales taxes on a gross or net basis. If sales taxes are significant, the accounting policy should be disclosed and if sales taxes are presented gross, the amounts included in revenue should be disclosed. EITF 06-3 is effective for the first interim or annual reporting period beginning after December 15, 2006. We adopted EITF 06-3 on January 1, 2007. We collect sales tax from our customers and record these amounts on a net basis. We did not modify our accounting policy in connection with the adoption of EITF 06-3; therefore, the adoption of this EITF did not have an impact on our consolidated results of operations or financial condition.
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

BLUE NILE, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 2. Stock-based Compensation
We account for stock-based compensation arrangements in accordance with the provisions of FASB Statement No. 123R, Share-Based Payment (“SFAS 123R”). Stock options are granted at prices equal to the fair market value of the Company’s common stock on the date of grant. Stock-based compensation is reduced for estimated forfeitures and we recognize compensation expense on a straight-line basis over the requisite service period for each stock option grant. Stock options granted generally provide for 25% vesting on the first anniversary of the date of grant, with the remainder vesting monthly over three years, and expire 10 years from the date of grant. As of September 30, 2007, the Company had four stock option plans. Additional information regarding these plans is disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.
The fair value of each option on the date of grant is estimated using the Black-Scholes-Merton option valuation model. The following weighted-average assumptions were used for the valuation of options granted during the periods shown:

	Quarter ended		Year to date period ended
	September 30,	October 1,	September 30,	October 1,
	2007	2006	2007	2006
Expected term	4.5 years	4.5 years	4.5 years	4.5 years
Expected volatility	36.8%	36.0%	36.7%	36.0%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	4.27%	4.85%	4.33%	5.00%

Estimated fair value per option granted	$30.75	$11.49	$28.98	$11.79
The assumptions used to calculate the fair value of options granted are evaluated and revised, if necessary, to reflect market conditions and the Company’s experience.
A summary of stock option activity for the year to date period ended September 30, 2007 is as follows:

			Weighted average	Aggregate intrinsic
	Options	Weighted average	remaining contractual term	value
	(in thousands)	exercise price	(in years)	(in thousands)
Balance, December 31, 2006	2,186	$21.73
Granted	321	78.10
Exercised	(407)	13.19
Cancelled	(39)	31.13

Balance, September 30, 2007	2,061	$32.02	7.43	$59,994

Vested and expected to vest at September 30, 2007	1,865	$30.66	7.32	$56,221
Exercisable, September 30, 2007	1,099	$19.16	6.45	$42,417
The aggregate intrinsic value in the table above is before applicable income taxes and represents the gross proceeds optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price.
The total intrinsic value of options exercised during the year to date period ended September 30, 2007 was $20.4 million. During the year to date period ended September 30, 2007, the total fair value of options vested was $4.4 million. As of September 30, 2007, the Company had total unrecognized compensation costs related to unvested stock options of $14.1 million. We expect to recognize this cost over a weighted average period of 2.7 years.

BLUE NILE, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 3. Inventories
Inventories are stated at cost and consist of the following (in thousands):

	September 30,	December 31,
	2007	2006
Loose diamonds	$684	$230
Fine jewelry, watches and other	14,614	14,386

	$15,298	$14,616

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
     The following tables set forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Quarter ended		Year to date period ended
	September 30,	October 1,	September 30,	October 1,
	2007	2006	2007	2006
Net income	$2,972	$1,824	$9,916	$7,311

Weighted average common shares outstanding	15,959	16,014	15,879	16,747

Basic net income per share	$0.19	$0.11	$0.62	$0.44

Dilutive effect of stock options	953	656	877	742

Common stock and common stock equivalents	16,912	16,670	16,756	17,489

Diluted net income per share	$0.18	$0.11	$0.59	$0.42

For the quarter and year to date period ended September 30, 2007, there were 96,250 and 44,678 stock option shares, respectively, excluded from the computation of net income per diluted share due to their antidilutive effect. For the quarter and year to date period ended October 1, 2006, there were 1,363,134 and 1,094,574 stock option shares, respectively, excluded from the computation of net income per diluted share due to their antidilutive effect.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our consolidated financial statements and the related notes contained elsewhere in this quarterly report on Form 10-Q and the Annual Report on Form 10-K filed for our fiscal year ended December 31, 2006.
Management Overview
About Blue Nile
We were incorporated in 1999 and have grown into the leading online retailer of diamonds and fine jewelry. We have built Blue Nile into a premium brand that offers an exceptional customer experience including substantial education, guidance and value.
Our financial focus is primarily on long-term, sustainable growth in free cash flow1. Non-GAAP free cash flow is primarily driven by increasing our operating income and efficiently managing working capital and capital expenditures. Increases in operating income primarily result from increases in sales through our websites, improvements in operating margins and the efficient management of operating costs, offset by the investments that we make in longer-term strategic initiatives.
Differentiating Factors and Value Proposition
We have built an innovative business model that delivers exceptional value and service to customers. We have developed relationships with a large number of independent vendors with whom we have exclusive agreements as an online retailer. Our unique inventory model allows us to offer our customers access to an enormous selection of high quality diamonds. In most cases, we purchase diamonds from our suppliers only when a customer has ordered them from us. As a result, we have significantly reduced the costs associated with carrying high levels of diamond inventory. Additionally, we have no retail sales stores or outlets and, therefore, no costs associated with such overhead. We pass a significant portion of cost savings onto our customers to provide an exceptional value proposition.
Our efficient operating model provides for negative working capital benefits. Payments are received from customers within a few days of their orders, but our vendor payment terms are typically in the 45-60 day range.
We have an obsessive focus on the customer. We develop our websites to offer easy to understand, step-by-step guides to visualizing, evaluating, selecting and purchasing diamonds and fine jewelry. Our customer support centers are staffed with non-commissioned product experts who are able to offer advice and guidance to customers. We continue to invest in optimizing our fulfillment operations to ensure that our customized products can be delivered within approximately three business days of order.
Seasonality
We generally experience seasonal fluctuations in demand for our products. Our quarterly sales are impacted by various gift giving holidays including Valentine’s Day (First Quarter), Mother’s Day (Second Quarter) and Christmas / New Year (Fourth Quarter). As a result, our quarterly revenue is typically lowest in the third quarter (no recognized gift giving holidays) and highest in the fourth quarter.
Future Growth Opportunities
A customer’s first purchase from Blue Nile is often an engagement ring. Our goal is to provide an unrivaled customer experience such that we become our customers’ jeweler for life. We have continued to expand our product lines to include non-engagement diamond jewelry as well as other products such as pearls, gemstones and various silver, gold and platinum offerings. Our satisfied customers are also an important source of referrals that will help drive future growth.

[1]	Blue Nile defines free cash flow, a non-GAAP financial measure, as net cash provided by (used in) operating activities less cash outflows for purchases of fixed assets, including internal use software and website development.

We intend to selectively pursue opportunities in international markets in which we can leverage our existing infrastructure and compelling value proposition. To-date, we have launched sites offering local currency pricing in the United Kingdom and Canada. We will prioritize and pursue future opportunities based on a number of factors, including but not limited to each market’s consumer spending on jewelry, adoption rate of online purchasing and overall competitive landscape.
Results of Operations
Comparison of the Quarter Ended September 30, 2007 to the Quarter Ended October 1, 2006
The following table presents our operating results for the quarters ended September 30, 2007 and October 1, 2006, respectively, including a comparison of the financial results for these periods (dollars in thousands, except per share data):

	Quarter ended
	September 30,	October 1,
	2007	2006	$ Change	% Change
Net sales	$67,355	$53,248	$14,107	26.5%
Cost of sales	53,998	42,842	11,156	26.0%

Gross profit	13,357	10,406	2,951	28.4%

Selling, general and administrative expenses	9,744	8,246	1,498	18.2%

Operating income	3,613	2,160	1,453	67.3%

Other income (expense), net:
Interest income	947	670	277	41.3%
Other income	13	1	12	1200.0%

Total other income (expense), net	960	671	289	43.1%

Income before income taxes	4,573	2,831	1,742	61.5%
Income tax expense	1,601	1,007	594	59.0%

Net income	$2,972	$1,824	$1,148	62.9%

Basic net income per share	$0.19	$0.11	$0.08	72.7%

Diluted net income per share	$0.18	$0.11	$0.07	63.6%

Net Sales
Net sales increased 26.5% to $67.4 million in the quarter ended September 30, 2007 from $53.2 million in the quarter ended October 1, 2006. The increase in net sales in the quarter ended September 30, 2007 was primarily due to growth in sales in virtually all product categories and growth in our international business. Sales through our U.K. and Canada websites totaled $4.5 million for the quarter ended September 30, 2007 compared to $2.2 million for the quarter ended October 1, 2006, an increase of 104.5%.
Gross Profit
Gross profit increased 28.4% to $13.4 million in the quarter ended September 30, 2007 from $10.4 million in the quarter ended October 1, 2006. The increase in gross profit in the quarter ended September 30, 2007 resulted primarily from the growth in net sales, as discussed above. Gross profit as a percentage of net sales was 19.8% in the quarter ended September 30, 2007 compared to 19.5% in the quarter ended October 1, 2006. The increase in gross profit as a percentage of net sales was primarily due to changes in our product mix and diligent focus on costs. Generally, our gross profit percentage fluctuates, and we expect it will fluctuate in the future, based upon a number of factors, including changes in product acquisition costs, product mix and pricing decisions.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 18.2% to $9.7 million in the quarter ended September 30, 2007 while net sales grew at a rate of 26.5%. The increase in selling, general and administrative expenses was due to several factors. Marketing costs increased approximately $0.4 million in the quarter due to increased spending in online marketing vehicles, such as search, affiliate channels, online portals and other marketing initiatives. Our marketing expenses are largely variable, based on the growth in sales and the pricing of online marketing channels. Approximately $0.5 million of the increase in selling, general and administrative expenses in the quarter ended September 30, 2007 related to increases in payroll and related expenses. Stock-based compensation increased to $1.4 million in the quarter ended September 30, 2007 as compared to $1.2 million in the quarter ended October 1, 2006. The increase in selling, general and administrative expenses also includes costs related to the establishment of our new international facility in Ireland. As a percentage of net sales, selling, general and administrative expenses were 14.5% and 15.5% in the quarter ended September 30, 2007 and the quarter ended October 1, 2006, respectively, reflecting our ability to leverage our cost structure.
We expect selling, general and administrative expenses to increase in absolute dollars in future periods as a result of anticipated growth in net sales, growth in our fulfillment and customer service operations and additional personnel to support higher sales volumes, increases in payment processing fees and other variable expenses, and the expansion of our international operations. We also expect selling, general and administrative expenses to fluctuate based on the nature, amount and timing of stock options granted in the future.
Other Income (Expense), Net
Other income (expense), net consists primarily of interest income. The increase in interest income in the quarter ended September 30, 2007 is primarily due to an increase in average balances of cash and cash equivalents.

Comparison of the Year To Date Period Ended September 30, 2007 to the Year To Date Period Ended October 1, 2006
The following table presents our operating results for the year to date periods ended September 30, 2007 and October 1, 2006, respectively, including a comparison of the financial results for these periods (dollars in thousands, except per share data):

	Year to date period ended
	September 30,	October 1,
	2007	2006	$ Change	% Change
Net sales	$207,358	$160,858	$46,500	28.9%
Cost of sales	165,809	128,788	37,021	28.7%

Gross profit	41,549	32,070	9,479	29.6%

Selling, general and administrative expenses	29,217	23,643	5,574	23.6%

Operating income	12,332	8,427	3,905	46.3%

Other income (expense), net:
Interest income	2,723	2,536	187	7.4%
Other income	228	101	127	125.7%

Total other income (expense), net	2,951	2,637	314	11.9%

Income before income taxes	15,283	11,064	4,219	38.1%
Income tax expense	5,367	3,753	1,614	43.0%

Net income	$9,916	$7,311	$2,605	35.6%

Basic net income per share	$0.62	$0.44	$0.18	40.9%

Diluted net income per share	$0.59	$0.42	$0.17	40.5%

Net Sales
Net sales increased 28.9% to $207.4 million in the year to date period ended September 30, 2007 from $160.9 million in the year to date period ended October 1, 2006. The increase in net sales in the year to date period ended September 30, 2007 was primarily due to unit sales growth in virtually all product categories. Sales through our international websites showed strong growth. Sales through our U.K. and Canada websites totaled $10.1 million for the year to date period ended September 30, 2007 compared to $5.6 million for the year to date period ended October 1, 2006, an increase of 80.4%.
Gross Profit
Gross profit increased 29.6% to $41.5 million in the year to date period ended September 30, 2007 from $32.1 million in the year to date period ended October 1, 2006. The increase in gross profit in the year to date period ended September 30, 2007 resulted primarily from the growth in net sales, as discussed above. Gross profit as a percentage of net sales was 20.0% in the year to date period ended September 30, 2007 compared to 19.9% in the year to date period ended October 1, 2006. We expect that the gross profit percentage will fluctuate in the future based on a number of factors, including changes in product acquisition costs, product mix and pricing decisions.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 23.6% to $29.2 million in the year to date period ended September 30, 2007 from $23.6 million in the year to date period ended October 1, 2006. The increase in selling, general and administrative expenses was due to several factors. Marketing costs increased approximately $1.4 million in the year to date period ended September 30, 2007 due to increased spending in online marketing vehicles, such as search, affiliate channels, online portals and other marketing initiatives. Our marketing expenses are largely variable, based on the growth in sales and the pricing of online marketing channels. Approximately $1.6 million of the increase in selling, general and administrative costs in the year to date period ended September 30, 2007 relates to increases in payroll and related expenses. Stock-based compensation increased approximately $0.9 million to $3.9 million in the year to date period ended September 30, 2007 as compared to $3.0 million in the year to date period ended October 1, 2006. The increase in selling, general and administrative expenses also includes costs related to the establishment of our new international facility in Ireland. As a percentage of net sales, selling, general and administrative expenses were 14.1% and 14.7% in the year to date period ended September 30, 2007 and the year to date period ended October 1, 2006, respectively.
We expect selling, general and administrative expenses to increase in absolute dollars in future periods as a result of anticipated growth in net sales, growth in our fulfillment and customer service operations and additional personnel to support higher sales volumes, increases in payment processing fees and other variable expenses, and the expansion of our international operations. We also expect selling, general and administrative expenses to fluctuate based on the nature, amount and timing of stock options granted in the future.
Other Income (Expense), Net
Other income (expense), net consists primarily of interest income. The increase in interest income for the year to date period ended September 30, 2007 is primarily due to an increase in interest rates, partially offset by a decrease in the average balance of cash, cash equivalents, and marketable securities as compared to the year to date period ended October 1, 2006.

Liquidity and Capital Resources
As of September 30, 2007, working capital totaled $50.9 million, including cash and cash equivalents of $74.3 million and inventory of $15.3 million, partially offset by accounts payable of $40.3 million. We believe that our current cash and cash equivalents as well as cash flows from operations will be sufficient to continue our operations and meet our capital needs for the foreseeable future.
Net cash used in operating activities was $14.0 million for the year to date period ended September 30, 2007, compared to net cash used in operating activities of $6.8 million for the year to date period ended October 1, 2006. Cash was provided by earnings of $9.9 million for the year to date period ended September 30, 2007 and earnings of $7.3 million for the year to date period ended October 1, 2006. Net payments of payables totaled $26.3 million for the year to date period ended September 30, 2007 and $20.3 million for the year to date period ended October 1, 2006. The increase in net payments of payables in 2007 relates primarily to higher payments to suppliers in the first quarter of 2007 for inventory sold in the fourth quarter of 2006. The volume of sales in the fourth quarter ended December 31, 2006 was greater than the volume of sales in the fourth quarter ended January 1, 2006, resulting in an increase in the net payment of payables in the year to date period ended September 30, 2007 compared to the year to date period ended October 1, 2006. This payment cycle reflects what we believe to be the beneficial working capital characteristics of our business model, wherein we collect cash from customers within several business days following a related sale while we typically have longer payment terms with our suppliers. The decrease in deferred tax assets for the year to date period ended September 30, 2007 as compared to the year to date period ended October 1, 2006 reflects the full utilization of our net operating loss carry forwards for federal income tax purposes in the quarter ended December 31, 2006. The tax benefit of $6.2 million from exercise of stock options reflects the federal income tax deduction resulting from employee stock option exercises during the year to date period ended September 30, 2007.
Net cash provided by investing activities was $16.3 million for the year to date period ended September 30, 2007, which primarily reflects net sales of marketable securities of $19.8 million offset by net purchases of property and equipment of $3.6 million. Net purchases of property and equipment in the year to date period ended September 30, 2007 consist primarily of costs associated with the expansion of our U.S. fulfillment center. Net cash provided by investing activities was $11.3 million for the year to date period ended October 1, 2006, which primarily reflects net sales of marketable securities of $13.0 million offset by purchases of property and equipment of $1.7 million.
Net cash used in financing activities for the year to date period ended September 30, 2007 was $6.6 million, related primarily to repurchases of Blue Nile, Inc. common stock. In February 2006, our board of directors authorized the repurchase of common stock with an aggregate total value of up to $100 million within the 24-month period following the approval date of such repurchase. In July 2006, our board of directors authorized the additional repurchase of common stock with an aggregate total value of up to $50 million within the 24-month period following the approval date of the additional repurchase. The timing and amount of any shares repurchased is determined by management based on its evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan, which permits shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws. During the year to date period ended September 30, 2007, we purchased approximately 345,000 shares of our common stock for approximately $13.5 million. Cash used in financing activities for the year to date period ended October 1, 2006 was $52.4 million, related primarily to repurchases of Blue Nile, Inc. common stock.
Contractual Obligations
There have been no material changes to the contractual obligations during the period covered by this report, outside of the ordinary course of business, from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.
Off-Balance Sheet Arrangements
As of September 30, 2007, we did not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our exposure to financial market risk results primarily from fluctuations in interest rates. There have been no material changes to our market risks as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.
Foreign Currency Exchange Risk
The functional currency of Blue Nile Jewellery, Ltd., a wholly-owned subsidiary, (“Jewellery”) is the Euro. Assets and liabilities of Jewellery are translated into U.S. dollars at the exchange rate prevailing at the end of the applicable period. Income and expenses are translated into U.S. dollars at an average exchange rate during the applicable period. Foreign currency gains and losses from the translation of Jewellery’s balance sheet and income statement are included in other comprehensive income (loss). Further, we are exposed to foreign currency exchange transaction risk from transactions conducted on our UK and Canadian websites. Net foreign currency transaction gains or losses were recorded in other income, net, on the condensed consolidated statements of income. Foreign currency gains and losses for the quarter and year to date period ended September 30, 2007 were immaterial. We do not expect foreign currency gains and losses to be material in the near future.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
During the quarter ended September 30, 2007, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed by us in our periodic reports filed or submitted under the Exchange Act with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and SEC reports. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our certifying officers concluded that as of the end of the period covered by this report, these disclosure controls and procedures are effective in the timely recording, processing, summarizing and reporting of material financial and non-financial information and are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2007, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors
You should carefully consider the risks described below and elsewhere in this report, which could materially and adversely affect our business, results of operations or financial condition. In those cases, the trading price of our common stock could decline and you may lose all or part of your investment. For the current quarter, there have been no material changes to the risk factors discussed below since we filed our Form 10-K for the fiscal year ended December 31, 2006, other than the addition of the risk factors “We have foreign exchange risk” and “We may have exposure to greater than anticipated tax liabilities” below.
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
We have experienced and expect to continue to experience seasonal fluctuations in our net sales. In particular, a disproportionate amount of our net sales has been realized during the fourth quarter as a result of the December holiday season, and we expect this seasonality to continue in the future. Approximately 36%, 36% and 38% of our net sales in the years ended December 31, 2006, January 1, 2006 and January 2, 2005, respectively, were generated during the fourth quarter of each year. In anticipation of increased sales activity during the fourth quarter, we may incur significant additional expenses, including higher inventory of jewelry and additional staffing in our fulfillment and customer support operations. If we were to experience lower than expected net sales during any future fourth quarter, it would have a disproportionately large impact on our operating results and financial condition for that year. We also experience considerable fluctuations in net sales in periods preceeding other annual occasions such as Valentine’s Day and Mother’s Day. In the future, our seasonal sales patterns may become more pronounced, may strain our personnel and fulfillment activities and may cause a shortfall in net sales as compared to expenses in a given period, which would substantially harm our business and results of operations.
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
In recent years, increasing attention has been focused on “conflict” diamonds, which are diamonds extracted from war-torn regions in Africa and sold by rebel forces to fund insurrection. Diamonds are, in some cases, also believed to be used to fund terrorist activities in some regions. We support the Kimberley Process, an international initiative intended to ensure diamonds are not illegally traded to fund conflict. As part of this initiative, we require our diamond suppliers to sign a statement acknowledging compliance with the Kimberley Process, and invoices received for diamonds purchased by us must include a certification from the vendor that the diamonds are conflict free. In addition, we prohibit the use of our business or services for money laundering or terrorist financing in accordance with the USA Patriot Act. Through these and other efforts, we believe that the suppliers from whom we purchase our diamonds seek to exclude conflict diamonds from their inventories. However, we cannot independently determine whether any diamond we offer was extracted from these regions. Current efforts to increase consumer awareness of this issue and encourage legislative response could adversely affect consumer demand for diamonds.
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
Our success depends on our ability to successfully receive and fulfill orders and to promptly and securely deliver our products to our customers. Most of our inventory management, jewelry assembly, packaging, labeling and product return processes are performed in a single fulfillment center located in the United States. This facility is susceptible to damage or interruption from human error, fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, break-ins, earthquake and similar events. We have recently added another fulfillment center in Ireland that would also be susceptible to these events. Our business interruption insurance may be insufficient to compensate us for losses that may occur in the event operations at our fulfillment centers are interrupted. We have expanded and currently are significantly expanding our existing fulfillment center located in the United States. Any interruptions in our fulfillment center operations for any significant period of time, including interruptions resulting from the expansion of our existing facility, could damage our reputation and brand and substantially harm our business and results of operations.
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
On February 2, 2006, our board of directors authorized the repurchase of up to $100 million of Blue Nile, Inc. common stock during the subsequent 24-month period following the approval date of such repurchases. On July 27, 2006, our board of directors authorized the repurchase of up to an additional $50 million of Blue Nile, Inc. common stock during the subsequent 24-month period following the approval date of the additional repurchase. These repurchases and any repurchases we may make in the future may not prove to be at optimal prices and our use of cash for the stock repurchase program may not prove to be the best use of our cash resources and may adversely impact our future liquidity.
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
We may have exposure to greater than anticipated tax liabilities.
We are subject to income, payroll and other taxes in both the United States and foreign jurisdictions. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Our determination of our tax liability is always subject to review by applicable tax authorities. Any adverse outcome of such a review could have a negative effect on our operating results and financial conditions. Although we believe our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made.
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
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit
Number		Description
3.1	(1)	Amended and Restated Certificate of Incorporation of Blue Nile, Inc.

3.2	(2)	Amended and Restated Bylaws of Blue Nile, Inc.

4.1		Reference is made to Exhibits 3.1 and 3.2.

4.2	(3)	Specimen Stock Certificate.

4.3	(2)	Fourth Amended and Restated Investor Rights Agreement dated June 29, 2001 by and between Blue Nile, Inc. and certain holders of Blue Nile, Inc.’s preferred stock.

10.1	(4)	Form of Restricted Stock Unit Grant Notice and Form of Award Agreement under the Blue Nile, Inc. 2004 Equity Incentive Plan.

10.2	(5)	Offer Letter between Blue Nile, Inc. and Robin Easton.

31.1	(6)	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	(6)	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	(6)*	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2	(6)*	Certification of Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Previously filed as Exhibit 3.1 to Blue Nile, Inc.’s Form 10-Q for the quarterly period ended July 4, 2004 (No. 000-50763), as filed with the Securities and Exchange Commission on August 6, 2004, and incorporated by reference herein.

(2)	Previously filed as the like numbered exhibit to Blue Nile, Inc.’s Registration Statement on Form S-1 (No. 333-113494), as filed with the Securities and Exchange Commission on March 11, 2004, as amended, and incorporated by reference herein.

(3)	Previously filed as Exhibit 4.2 to Blue Nile, Inc.’s Registration Statement on Form S-1/A (No. 333-113494), as filed with the Securities and Exchange Commission on May 4, 2004, as amended, and incorporated by reference herein.

(4)	Previously filed as Exhibit 10.2 to Blue Nile, Inc.’s Current Report on Form 8-K (No. 000-50763), as filed with the Securities and Exchange Commission on June 29, 2007, and incorporated by reference herein.

(5)	Previously filed as Exhibit 10.1 to Blue Nile, Inc.’s Current Report on Form 8-K (No. 000-50763), as filed with the Securities and Exchange Commission on August 28, 2007, and incorporated by reference herein.

(6)	Filed herewith.

*	The certifications attached as Exhibits 32.1 and 32.2 accompany this quarterly report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Blue Nile, Inc. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUE NILE, INC.

Registrant

Date: November 8, 2007

/s/ Robin Easton

Robin Easton
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit
Number		Description
3.1	(1)	Amended and Restated Certificate of Incorporation of Blue Nile, Inc.

3.2	(2)	Amended and Restated Bylaws of Blue Nile, Inc.

4.1		Reference is made to Exhibits 3.1 and 3.2.

4.2	(3)	Specimen Stock Certificate.

4.3	(2)	Fourth Amended and Restated Investor Rights Agreement dated June 29, 2001 by and between Blue Nile, Inc. and certain holders of Blue Nile, Inc.’s preferred stock.

10.1	(4)	Form of Restricted Stock Unit Grant Notice and Form of Award Agreement under the Blue Nile, Inc. 2004 Equity Incentive Plan.

10.2	(5)	Offer Letter between Blue Nile, Inc. and Robin Easton

31.1	(6)	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	(6)	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	(6)*	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2	(6)*	Certification of Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Previously filed as Exhibit 3.1 to Blue Nile, Inc.’s Form 10-Q for the quarterly period ended July 4, 2004 (No. 000-50763), as filed with the Securities and Exchange Commission on August 6, 2004, and incorporated by reference herein.

(2)	Previously filed as the like numbered exhibit to Blue Nile, Inc.’s Registration Statement on Form S-1 (No. 333-113494), as filed with the Securities and Exchange Commission on March 11, 2004, as amended, and incorporated by reference herein.

(3)	Previously filed as Exhibit 4.2 to Blue Nile, Inc.’s Registration Statement on Form S-1/A (No. 333-113494), as filed with the Securities and Exchange Commission on May 4, 2004, as amended, and incorporated by reference herein.

(4)	Previously filed as Exhibit 10.2 to Blue Nile, Inc.’s Current Report on Form 8-K (No. 000-50763), as filed with the Securities and Exchange Commission on June 29, 2007, and incorporated by reference herein.

(5)	Previously filed as Exhibit 10.1 to Blue Nile, Inc.’s Current Report on Form 8-K (No. 000-50763), as filed with the Securities and Exchange Commission on August 28, 2007, and incorporated by reference herein.

(6)	Filed herewith.

*	The certifications attached as Exhibits 32.1 and 32.2 accompany this quarterly report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Blue Nile, Inc. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.