Form 10-K
period 2007-12-30
BLUE NILE INC
filed 2008-02-27
CIK 1091171

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-50763

Blue Nile, Inc.
(Exact name of registrant as specified in its charter)

Delaware	91-1963165
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

705 Fifth Avenue South, Suite 900
Seattle, Washington 98104
(206) 336-6700
(Address and telephone number, including area code, of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.001 Par Value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☑     NO ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES ☐     NO ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☑      NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b(2) of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐     NO ☑

The aggregate market value of the voting stock held by nonaffiliates of the registrant at July 1, 2007 was approximately $894 million, based on the last trading price of $60.40 per share, excluding approximately 1.1 million shares held by directors and executive officers of the registrant. This calculation does not exclude shares held by organizations whose ownership exceeds 10% of the registrant’s outstanding common stock as of July 1, 2007 that have represented on Schedule 13G filed with the Securities and Exchange Commission that they are registered investment advisers or investment companies registered under Section 8 of the Investment Company Act of 1940.

The number of shares outstanding of the registrant’s common stock as of February 15, 2008 was 15,769,665.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

BLUE NILE, INC.

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 30, 2007

PART I

Item 1.	Business

This Annual Report on Form 10-K contains forward-looking statements that involve many risks and uncertainties. These statements relate to future events and our future performance, which are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management as of the date of this filing. In some cases, you can identify forward-looking statements by terms such as “would,” “could,” “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “targets,” “seek,” or “continue,” the negative of these terms or other variations of such terms. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business and other characterizations of future events or circumstances, are forward-looking statements. These statements are only predictions based upon assumptions made that are believed to be reasonable at the time, and are subject to risk and uncertainties. Therefore, actual events or results may differ materially and adversely from those expressed in any forward-looking statement. In evaluating these statements, you should specifically consider the risks described under the caption “Item 1A Risk Factors” and elsewhere in this Form 10-K. These factors, and other factors, may cause our actual results to differ materially from any forward-looking statements. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We were incorporated as a Delaware corporation on March 18, 1999 as RockShop.com, Inc. On May 21, 1999, the Company purchased certain assets of Williams & Son, Inc., a Seattle jeweler, including a website established by that business. In June 1999, we changed our name to Internet Diamonds, Inc. In November 1999, we launched the Blue Nile brand and changed our name to Blue Nile, Inc. We are a leading online retailer of diamonds and fine jewelry that offers an exceptional customer experience including substantial education, guidance, and value and have successfully built Blue Nile into a premium brand. Our principal corporate offices are located in Seattle, Washington.

Our sales have grown substantially since inception. For the 2007 fiscal year, we reported net sales of $319.3 million, an increase of 26.9% from 2006.

We have built a well respected consumer brand by employing an informative sales process that empowers our customers while offering a broad selection of high quality jewelry at competitive prices. Our primary website is located at www.bluenile.com. We also operate websites in the United Kingdom (www.bluenile.co.uk) and Canada (www.bluenile.ca). Our websites showcase thousands of independently certified diamonds and styles of fine jewelry, including rings, wedding bands, earrings, necklaces, pendants, bracelets and watches. We specialize in the customization of diamond jewelry with our “Build Your Own” feature that offers customers the ability to customize diamond rings, pendants and earrings. We have developed an efficient online cost structure and a unique supply solution that eliminates traditional layers of diamond wholesalers and brokers, which generally allow us to purchase most of our product offerings at lower prices by avoiding mark-ups imposed by those intermediaries. While we may selectively acquire diamond inventory that we believe will be attractive to our customers, our supply solution enables us to purchase only those diamonds that our customers have ordered. As a result, we are able to minimize the costs associated with carrying diamond inventory and limit our risk of potential mark-downs.

The significant costs of diamonds and fine jewelry lead consumers to seek out substantial information and trusted guidance throughout their purchasing process. Our websites and extensively trained customer service representatives improve the traditional purchasing experience by providing education and detailed product information that enable our customers to objectively compare diamonds and fine jewelry products and make informed decisions. Our websites feature interactive search functionality that allows our customers to quickly find the products that meet their needs from our broad selection of diamonds and fine jewelry.

Growth Strategies

Our objective is to continue to grow our leadership position in our core business by offering exceptional value to our customers through supply chain efficiencies, an efficient cost structure and a high quality customer experience. We are pursuing the following strategies for future growth:

Focus on the Customer Experience

We continue to refine the customer service we provide in every step of the purchase process, from our websites to our customer support, product quality and fulfillment operations. The Blue Nile customer experience is designed to empower our customers with knowledge and confidence as they evaluate, select and purchase diamonds and fine jewelry.

Increase Blue Nile Brand Awareness

We have established and are continuing to develop a brand based on trust, guidance and value, and we believe our customers view Blue Nile as a trusted authority on diamonds and fine jewelry. Our goal is for consumers to seek out the Blue Nile brand whenever they purchase high quality diamonds and fine jewelry.

Expand into International Markets

We have and will continue to selectively pursue opportunities in international markets in which we can leverage our existing infrastructure and compelling value proposition. We are pursuing these opportunities based on each market’s consumer spending on jewelry, adoption rate of online purchasing and competitive landscape, among other factors. In August 2004, we launched a website in the United Kingdom, www.bluenile.co.uk through which we offered a limited number of products. In September 2005, we began offering customization tools on our U.K. website to provide customers with the ability to customize their diamond jewelry products and to purchase wedding bands. In January 2005, we launched a website in Canada, www.bluenile.ca, through which we offer diamond and jewelry products for sale. In May 2007, we updated our U.K. and Canadian websites to transact in local currency and opened a fulfillment center in Dublin, Ireland to serve our U.K. and E.U. customers. International sales totaled $17.2 million for the year ended December 30, 2007 compared to $8.3 million for the year ended December 31, 2006, an increase of 108.1%.

Increase Supply Chain Efficiencies

We maintain mutually beneficial supply relationships designed to further enhance supply chain efficiencies and provide value to both our customers and suppliers. We actively interact with and provide feedback to our supplier network to obtain the best possible selection of diamonds and fine jewelry for our customers.

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

Expand Product Offerings

We have and will continue to selectively expand our jewelry offerings, in terms of both price points and product mix, through additional customized and non-customized products. The online nature of our business allows us to test new products and efficiently add promising new merchandise to our overall assortment.

Blue Nile’s Product Offerings and Supplier Relationships

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

Diamonds represent the most significant component of our product offerings. While we currently offer thousands of independently certified diamonds, we aim to limit our diamond offerings to those possessing characteristics associated with high quality merchandise. Accordingly, we offer diamonds with specified characteristics in the areas of shape, cut, color, clarity and carat weight.

Customers may purchase customized diamond jewelry by selecting a diamond and then choosing from a variety of ring, earring and pendant settings that are designed to match the characteristics of each individual diamond. The customized product is then assembled and delivered to the customer, typically within three business days.

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

Marketing

Our marketing strategy is designed to increase Blue Nile brand recognition, generate consumer traffic, acquire customers, build a loyal customer base and promote repeat purchases. We believe our customers generally seek high quality diamonds and fine jewelry from a trusted source in a non-intimidating environment, where information, guidance, reputation, convenience and value are important characteristics. Our marketing and advertising efforts include online and offline initiatives, which primarily consist of search engines, portals and targeted website advertising, affiliate programs, direct online marketing, and public relations.

Customer Service and Support

A key element of our business strategy is our ability to provide a high level of customer service and support. We augment our online information resources with knowledgeable, highly trained support staff through our call center to give customers confidence in their purchases. Our diamond and jewelry consultants are trained to provide guidance on all steps in the process of buying diamonds and fine jewelry, including, among other things, the process for selecting an appropriate item, the purchase of that item, financing and payment alternatives and shipping services. Our commitment to customers is reflected in both high service levels that are provided by our extensively trained diamond and jewelry consultants, as well as in our guarantees and policies. We prominently display all of our guarantees and policies on our websites to create an environment of trust. These include policies relating to privacy, security, product availability, pricing, shipping, refunds, exchanges and special orders. We generally offer a return policy of 30 days. We generally do not extend credit to customers except through third-party credit cards.

Fulfillment Operations

Our fulfillment operations are designed to enhance value for our customers by fulfilling orders quickly, securely and accurately. When an order for a customized diamond jewelry setting is received, any third-party supplier who holds the diamond in inventory generally ships it to us, or to independent third-party jewelers with whom we maintain ongoing relationships for assembly, within one business day. Upon receipt, the merchandise is sent to assembly for setting and sizing, which is performed by our jewelers or independent third-party jewelers. Each diamond is inspected upon arrival from our suppliers, and each finished setting or sizing is inspected prior to shipment to a customer. Prompt and secure delivery of our products is a high priority, and we ship nearly all diamond and fine jewelry products via nationally recognized carriers. Loose diamonds and customized diamond jewelry products may be shipped by Blue Nile or directly by our suppliers or third-party jewelers to our customers.

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

Seasonality

We generally experience seasonal fluctuations in demand for our products. Our quarterly sales are impacted by various gift giving holidays including Valentine’s Day (first quarter), Mother’s Day (second quarter) and Christmas/New Year’s (fourth quarter). As a result, our quarterly revenue is generally the lowest in the third quarter (as a result of the lack of recognized gift giving holidays) and highest in the fourth quarter. The fourth quarter accounted for approximately 35%, 36% and 36% of our net sales in the years ended December 30, 2007, December 31, 2006 and January 1, 2006, respectively.

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

We believe that the principal competitive factors in our market are product selection and quality, customer service and support, price, brand recognition, reputation, reliability and trust, website features and functionality, convenience and delivery performance. We believe that we compete favorably in the market for diamonds and fine jewelry by focusing on these factors.

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

Employees

At December 30, 2007, we employed 198 people, which included 191 full-time and 7 part-time employees. We also utilize independent contractors and temporary personnel on a seasonal basis. Our employees are not party to any collective bargaining agreement, and we have never experienced an organized work stoppage. We believe our relations with our employees are good.

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

We were incorporated in March 1999 and have a limited operating history. As a result, it is difficult to accurately forecast our net sales and plan our operating expenses. We base our current and future expense levels on our operating forecasts and estimates of future net sales. Net sales and operating results are difficult to forecast because they generally depend on the volume and timing of the orders we receive, which are uncertain. Additionally, our business is affected by general economic and business conditions in the U.S. and internationally. A softening in net sales, whether caused by changes in customer preferences or a weakening in the U.S. or global economies, may result in decreased revenue growth. Some of our expenses are fixed, and, as a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected shortfall in net sales. This inability could cause our net income in a given quarter to be lower than expected. We also make certain assumptions when forecasting the amount of expense we expect related to our stock-based compensation, which includes the expected volatility of our stock price, the expected life of options granted and the expected rate of stock option forfeitures. These assumptions are partly based on historical results. If actual results differ from our estimates, our net income in a given quarter may be lower than expected.

We expect our quarterly financial results to fluctuate, which may lead to volatility in our stock price.

We expect our net sales and operating results to vary significantly from quarter to quarter due to a number of factors, including changes in:

•	demand for our products;

•	the costs to acquire diamonds and precious metals;

•	our ability to attract visitors to our websites and convert those visitors into customers;

•	general economic conditions, both domestically and internationally;

•	our ability to retain existing customers or encourage repeat purchases;

•	our ability to manage our product mix and inventory;

•	wholesale diamond prices;

•	consumer tastes and preferences for diamonds and fine jewelry;

•	our ability to manage our operations;

•	the extent to which we provide for and pay taxes;

•	stock-based compensation expense as a result of the nature, timing and amount of stock options granted, the underlying assumptions used in valuing these options, the estimated rate of stock option forfeitures and other factors;

•	advertising and other marketing costs;

•	our, or our competitors’, pricing and marketing strategies;

•	the introduction of competitive websites, products, price decreases or improvements;

•	conditions or trends in the diamond and fine jewelry industry;

•	conditions or trends in the Internet and e-commerce industry;

•	the success of our geographic, service and product line expansions;

•	foreign exchange rates;

•	interest rates; and

•	costs of expanding or enhancing our technology or websites.

As a result of the variability of these and other factors, our operating results in future quarters may be below the expectations of public market analysts and investors. In this event, the price of our common stock may decline.

Our revenues are influenced by general economic cycles.

Luxury products, such as diamonds and fine jewelry, are discretionary purchases for consumers. The volume and dollar value of such purchases may significantly decrease during economic downturns. The success of our business depends in part on many macroeconomic factors, including market downturns, consumer confidence, employment levels, salary levels, tax rates and credit availability, all of which affect consumer spending and disposable income. Any reduction in consumer spending or disposable income would harm our business and results of operations and may affect us more significantly than companies in other industries and companies with a diversified product offering.

As a result of seasonal fluctuations in our net sales, our quarterly results may fluctuate and could be below expectations.

We have experienced and expect to continue to experience seasonal fluctuations in our net sales. In particular, a disproportionate amount of our net sales has been realized during the fourth quarter as a result of the December holiday season, and we expect this seasonality to continue in the future. Approximately 35%, 36%, and 36% of our net sales in the years ended December 30, 2007, December 31, 2006 and January 1, 2006, respectively, were generated during the fourth quarter of each year. In anticipation of increased sales activity during the fourth quarter, we may incur significant additional expenses, including higher inventory of jewelry, higher net shipping cost due to complimentary upgrades, split-shipments, and additional long-zone shipments necessary to ensure timely delivery for the holiday season and additional staffing in our fulfillment and customer support operations. If we were to experience lower than expected net sales during any future fourth quarter, it would have a disproportionately large impact on our operating results and financial condition for that year. We also experience considerable fluctuations in net sales in periods proceeding other annual occasions such as Valentine’s Day and Mother’s Day. In the future, our seasonal sales patterns may become more pronounced, may strain our personnel and fulfillment activities and may cause a shortfall in net sales as compared to expenses in a given period, which would substantially harm our business and results of operations.

Our failure to acquire quality diamonds and fine jewelry at commercially reasonable prices would result in higher costs and lower net sales and damage our competitive position.

If we are unable to acquire quality diamonds and fine jewelry at commercially reasonable prices, our costs may exceed our forecasts, our gross margins and operating results may suffer and our competitive position could be damaged. The success of our business model depends, in part, on our ability to offer quality products to customers at prices that are below those of traditional jewelry retailers. A majority of the world’s supply of rough diamonds is controlled by a small number of diamond mining firms. As a result, any decisions made to restrict the supply of rough diamonds by these firms to our suppliers could substantially impair our ability to acquire diamonds at commercially reasonable prices, if at all. We do not currently have any direct supply relationship with these firms. Our ability to acquire diamonds and fine jewelry is also substantially dependent on our relationships with various suppliers. Approximately 21%, 21% and 25% of our payments to our diamond and fine jewelry suppliers in the years ended December 30, 2007, December 31, 2006 and January 1, 2006, respectively, were made to our top three suppliers. Our inability to maintain and expand these and other future diamond and fine jewelry supply relationships on commercially reasonable terms or the inability of our current and future suppliers to maintain arrangements for the supply of products sold to us on commercially reasonable terms would substantially harm our business and results of operations.

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

To date, we have made limited international sales, but we have recently expanded our operations to include a fulfillment operation in Ireland to serve customers acquired through our United Kingdom website. Additionally, we have increased our product offerings and marketing and sales efforts throughout Europe, Canada and Asia Pacific and anticipate continuing to expand our international sales and operations in the future either by expanding local versions of our website for foreign markets or through acquisitions or alliances with third parties. Any international expansion plans we choose to undertake will increase the complexity of our business, require attention from management and other personnel, cause additional strain on our operations, technology systems, financial resources and our internal financial control and reporting functions. Further, our expansion efforts may be unsuccessful. We have minimal experience in selling our products in international markets and in conforming to the local cultures, standards or policies necessary to successfully compete in those markets. Outside of the United Kingdom and Canada, we have very limited web content localized for foreign markets and we cannot be certain that we will be able to expand our global presence if we choose to further expand internationally. In addition, we may have to compete with retailers that have more experience with local markets. Our ability to expand and succeed internationally may also be limited by the demand for our products, the ability of our brand to resonate with foreign consumers and the adoption of electronic commerce in these markets. Different privacy, censorship and liability standards and regulations and different intellectual property laws in foreign countries may prohibit expansion into such markets or cause our business and results of operations to suffer.

Our current and future international operations may also fail to succeed due to other risks inherent in foreign operations, including:

•	the need to develop new supplier and jeweler relationships;

•	international regulatory requirements and tariffs;

•	difficulties in staffing and managing foreign operations;

•	longer payment cycles from credit card companies;

•	greater difficulty in accounts receivable collection;

•	our reliance on third-party carriers for product shipments to our customers;

•	risk of theft of our products during shipment;

•	limited shipping and insurance options for us and our customers;

•	potential adverse tax consequences;

•	foreign currency exchange risk;

•	lack of infrastructure to adequately conduct electronic commerce transactions or fulfillment operations;

•	unclear foreign intellectual property protection laws;

•	laws and regulations related to corporate governance and employee/employer relationships; price controls or other restrictions on foreign currency;

•	difficulties in obtaining export, import or other business licensing requirements;

•	increased payment risk and greater difficulty addressing credit card fraud;

•	consumer and data protection laws;

•	lower levels of adoption or use of the Internet; and

•	geopolitical events, including war and terrorism.

Our failure to successfully expand our international operations may cause our business and results of operations to suffer.

We rely on our suppliers, third-party carriers and third-party jewelers as part of our fulfillment process, and these third parties may fail to adequately serve our customers.

We significantly rely on our suppliers to promptly ship us diamonds ordered by our customers. Any failure by our suppliers to sell and ship such products to us in a timely manner will have an adverse effect on our ability to fulfill customer orders and harm our business and results of operations. Our suppliers, in turn, rely on third-party carriers to ship diamonds to us, and in some cases, directly to our customers. We also rely on third-party carriers for product shipments to our customers. We and our suppliers are therefore subject to the risks, including employee strikes and inclement weather, associated with such carriers’ abilities to provide delivery services to meet our and our suppliers’ shipping needs. In addition, for some customer orders we rely on third-party jewelers to assemble the product. Our suppliers’, third-party carriers’ or third-party jewelers’ failure to deliver high-quality products to us or our customers in a timely manner or to otherwise adequately serve our customers would damage our reputation and brand and substantially harm our business and results of operations.

If our fulfillment operations are interrupted for any significant period of time, our business and results of operations would be substantially harmed.

Our success depends on our ability to successfully receive and fulfill orders and to promptly and securely deliver our products to our customers. Most of our inventory management, jewelry assembly, packaging, labeling and product return processes are performed in a single fulfillment center located in the United States. This facility is susceptible to damage or interruption from human error, fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, break-ins, earthquake and similar events. We have recently added another fulfillment center in Ireland that would also be susceptible to these events. Our business interruption insurance may be insufficient to compensate us for losses that may occur in the event operations at our fulfillment centers are interrupted. We have recently expanded our existing fulfillment center located in the United States. Any interruptions in our fulfillment center operations for any significant period of time, including interruptions resulting from the expansion of our existing facility, could damage our reputation and brand and substantially harm our business and results of operations.

We face the risk of theft of our products from inventory or during shipment.

We have experienced and may continue to experience theft of our products while they are being held in our fulfillment centers or during the course of shipment to our customers by third-party shipping carriers. We have taken steps to prevent such theft. However, if security measures fail, losses exceed our insurance coverage or we are not able to maintain insurance at a reasonable cost, we could incur significant losses from theft, which would substantially harm our business and results of operations.

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

We have experienced, and in the future may experience, rapid growth in operations, which has placed, and could continue to place, a significant strain on our operations, services, internal controls and other managerial, operational and financial resources. To effectively manage future expansion, we will need to maintain our operational and financial systems and managerial controls and procedures, which include the following processes:

•	transaction-processing and fulfillment;

•	inventory management;

•	customer support;

•	management of multiple supplier relationships;

•	operational, financial and managerial controls;

•	reporting procedures;

•	management of our facilities;

•	recruitment, training, supervision, retention and management of our employees; and

•	technology operations.

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

On July 27, 2006, our board of directors authorized the repurchase of up to $50 million of Blue Nile, Inc. common stock during the subsequent 24-month period following the approval date of such repurchases. On February 6, 2008, our board of directors authorized the repurchase of up to an additional $100 million of Blue Nile, Inc. common stock during the subsequent 24-month period following the approval date of the additional repurchases. These repurchases and any repurchases we may make in the future may not prove to be at optimal prices and our use of cash for the stock repurchase program may not prove to be the best use of our cash resources and may adversely impact our future liquidity.

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

We rely upon the continued service and performance of key technical, fulfillment and senior management personnel. If we lose any of these personnel, our business could suffer. Competition for qualified personnel in our industry is intense. We believe that our future success will depend on our continued ability to attract, hire and retain key employees. Other than for our Executive Chairman, we do not have “key person” life insurance policies covering any of our employees.

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

We generally offer our customers an unconditional 30-day return policy that allows our customers to return most products if they are not satisfied for any reason. We make allowances for product returns in our financial statements based on historical return rates, trends and expectations. Actual merchandise returns are difficult to predict and may differ from our allowances. Any significant increase in merchandise returns above our allowances would substantially harm our business and results of operations.

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

We are subject to income, payroll, duties and other taxes in both the United States and foreign jurisdictions. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Our determination of our tax liability is always subject to review by applicable tax authorities. Any adverse outcome of such a review could have a negative effect on our operating results and financial condition. Although we believe our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made.

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

As of December 30, 2007, our operational facilities consist of three separate locations, a corporate headquarters and fulfillment center located in Seattle, Washington and a fulfillment center located in Dublin, Ireland. Our corporate headquarters consists of approximately 24,000 square feet of office space and is subject to a sub-lease that expires in April 2011. Our U.S. fulfillment center currently consists of approximately 27,000 square feet of warehouse space and is subject to a lease that expires in October 2011. Our Ireland fulfillment center consists of approximately 10,000 square feet of combined office and warehouse space and is subject to a lease expiring in December 2011. Certain of the leases include renewal provisions at the Company’s option. We believe that the facilities housing our corporate headquarters and our fulfillment centers will be adequate to meet our current requirements for our operations and that suitable additional or substitute space will be available as needed.

Item 3.	Legal Proceedings

From time to time, we may be involved in litigation relating to claims rising out of our ordinary course of business. As of February 15, 2008, we were not a party to any material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fiscal fourth quarter ended December 30, 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Dividend Policy

Our Common Stock is quoted on The NASDAQ Stock Market LLC under the symbol “NILE.” On February 15, 2008 we had approximately 48 stockholders based on the number of record holders.

The following table sets forth the high and low sales prices of our common stock for fiscal years 2007 and 2006. The quotations are as reported in published financial sources.

	High	Low

Fiscal year 2007:
First Quarter	$42.45	$36.54
Second Quarter	$62.30	$40.53
Third Quarter	$106.16	$60.69
Fourth Quarter	$103.69	$64.20
Fiscal year 2006:
First Quarter	$41.62	$29.21
Second Quarter	$37.65	$28.06
Third Quarter	$37.86	$24.10
Fourth Quarter	$39.99	$33.05

We have not paid any cash dividends on our common stock since inception, and it is not anticipated that cash dividends will be paid on shares of our common stock in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors.

Performance Measurement Comparison(1)

The following graph compares the total cumulative stockholder return on the Company’s common stock with the total cumulative return of the Nasdaq Market Index and the RDG Internet Composite Index for the period beginning on May 20, 2004, the date of the Company’s public offering, through December 30, 2007, the Company’s 2007 fiscal year end. In previous years, the Company compared its total cumulative stockholder return with the Hemscott Internet Software and Services Group Index. The Company has elected to replace it with the RDG Internet Composite Index because the new index is more focused on like businesses. In this transition year, the table below includes the comparative performance of the new index with the replaced index. Historical stock price performance should not be relied upon as an indication of future stock price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN(2)

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

Issuer Purchases of Equity Securities

On February 2, 2006, our board of directors authorized the repurchase of up to $100 million of Blue Nile, Inc. common stock during the subsequent 24-month period following the approval date of such repurchase. On July 27, 2006, our board of directors authorized the repurchase of up to an additional $50 million of Blue Nile, Inc. common stock during the subsequent 24-month period following the approval date of the additional repurchase. The shares may be repurchased from time to time in open market transactions or in negotiated transactions off the market. The timing and amount of any shares repurchased is determined by the Company’s management based on its evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The following table describes the shares repurchased during the quarter ended December 30, 2007 under the repurchase program.

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares
	Total Number	Average	Part of Publicly	that May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
	Purchased	per Share	Programs	Plans or Programs
				(In thousands)

October 1, 2007 through October 28, 2007	—	$—	—	$79,660
October 29, 2007 through November 25, 2007	—	$—	—	$79,660
November 26, 2007 through December 30, 2007	94,100	$68.69	94,100	$73,196

On February 6, 2008, our board of directors authorized the repurchase of up to $100 million of Blue Nile, Inc. common stock during the subsequent 24-month period following the approval date of such repurchase. This repurchase program was announced on February 12, 2008.

Item 6.	Selected Consolidated Financial Data

The table below shows selected consolidated financial data for each of our fiscal years ended December 30, 2007, December 31, 2006, January 1, 2006, January 2, 2005 and December 31, 2003. The consolidated statements of operations data and the additional operating data for each of the fiscal years ended December 30, 2007, December 31, 2006 and January 1, 2006 and the consolidated balance sheets as of December 30, 2007 and December 31, 2006 are derived from our audited consolidated financial statements included elsewhere in this report. The consolidated balance sheet data as of January 1, 2006, January 2, 2005, and December 31, 2003, and the consolidated statement of operations for the fiscal years ended January 2, 2005 and December 31, 2003, are derived from audited consolidated financial statements not included in this report.

You should read the following selected consolidated financial and operating information together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The historical results presented below are not necessarily indicative of future results. See Note 10 of the related notes to our consolidated financial statements for the calculation of weighted average shares outstanding used in computing basic and diluted net income per share.

BLUE NILE, INC.

SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 30,	December 31,	January 1,	January 2,	December 31,
	2007	2006	2006	2005	2003
	(In thousands, except per share data)

Consolidated Statements of Operations Data:
Net sales	$319,264	$251,587	$203,169	$169,242	$128,894
Gross profit	65,204	50,853	45,042	37,584	29,385
Selling, general and administrative expenses	42,792	34,296	26,993	22,727	18,174
Restructuring charges	—	—	—	—	(87)

Operating income	22,412	16,557	18,049	14,857	11,298
Income before income taxes	26,587	19,980	20,553	15,629	11,286
Income tax expense (benefit)	9,128	6,916	7,400	5,642	(15,700)

Net income	$17,459	$13,064	$13,153	$9,987	$26,986

Basic net income per share(2)	$1.10	$0.79	$0.75	$0.80	$6.98
Diluted net income per share(2)	$1.04	$0.76	$0.71	$0.56	$1.65
Shares used in computing basic net income per share	15,919	16,563	17,550	12,450	3,868
Shares used in computing diluted net income per share	16,814	17,278	18,597	17,885	16,363
Additional Operating Data:
Net cash provided by operating activities	$41,455	$40,518	$31,272	$29,751	$19,816
Gross profit margin	20.4%	20.2%	22.2%	22.2%	22.8%
Selling, general and administrative expenses as a percentage of net sales	13.4%	13.6%	13.3%	13.5%	14.1%

	As of	As of	As of	As of	As of
	December 30,	December 31,	January 1,	January 2,	December 31,
	2007	2006	2006	2005	2003
	(In thousands)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$122,793	$78,540	$71,921	$59,499	$30,383
Marketable securities	—	19,767	42,748	41,868	—
Accounts receivable	3,576	1,640	1,877	1,028	916
Inventories	20,906	14,616	11,764	9,914	10,204
Accounts payable	85,866	66,625	50,157	37,775	26,288
Working capital(1)	53,455	41,881	76,869	77,838	16,663
Total assets	160,586	122,106	138,005	128,382	62,305
Total long-term obligations	1,418	666	863	1,071	1,126
Mandatorily redeemable convertible preferred stock	—	—	—	—	57,485
Total stockholders’ equity (deficit)	63,477	47,303	81,515	83,620	(27,238)

(1)	Working capital consists of total current assets, including cash and cash equivalents, less total current liabilities.

(2)	On April 30, 2004, the Company effected a 1 for 2.5 reverse split of its common stock and mandatorily redeemable convertible preferred stock. All shares and per share amounts and any other references to shares included in the consolidated financial statements have been adjusted to reflect this split on a retroactive basis.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and related notes which appear elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this report, particularly under the heading “Item 1A. Risk Factors.”

Management Overview

About Blue Nile

We were incorporated in 1999 and have become a leading online retailer of diamonds and fine jewelry that offers an exceptional customer experience including substantial education, guidance and value. We have successfully built Blue Nile into a premium brand.

Our financial focus is primarily on long-term, sustainable growth in free cash flow.1 Non-GAAP free cash flow is primarily driven by increasing our operating income and efficiently managing working capital and capital expenditures. Increases in operating income primarily result from increases in sales through our websites, improvements in operating margins and the efficient management of operating costs, offset by the investments that we make in longer-term strategic initiatives.

Differentiating Factors and Value Proposition

We have built an innovative business model that delivers exceptional value and service to customers. We have developed relationships with a large number of independent vendors with whom we have exclusive agreements as an online retailer. Our unique inventory model allows us to offer our customers access to an enormous selection of high quality diamonds. In most cases, we purchase diamonds from our suppliers only when a customer has ordered them from us. As a result, we do not incur the significant costs typically associated with carrying high levels of diamond inventory in physical retail.

As an online retailer, we do not incur most of the operating costs associated with physical retail stores, including occupancy costs and related overhead. As a result, while our gross profit margins are lower than those typically maintained by traditional diamond and fine jewelry retailers, we are able to realize relatively higher operating income as a percentage of net sales. In the year ended December 30, 2007, we had a 20.4% gross profit margin, as compared to what we believe to be gross profit margins of up to 50% or more by some traditional retailers. Our lower gross profit margins result from lower retail prices that we offer to our customers. We believe these lower prices, in turn, contribute to increased net sales.

Our efficient operating model provides for negative working capital benefits. Payments are received from customers within a few days of their orders, but our vendor payment terms are typically in the 60-90 day range.

We have an obsessive focus on the customer. We develop our websites to offer easy to understand, step-by-step guides to visualizing, evaluating, selecting and purchasing diamonds and fine jewelry. Our customer support centers are staffed with non-commissioned product experts who offer advice and guidance to

1 Blue Nile defines free cash flow, a non-GAAP financial measure, as net cash provided by (used in) operating activities less cash outflows for purchases of fixed assets, including internal use software and website development.

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

Seasonality

We generally experience seasonal fluctuations in demand for our products. Our quarterly sales are impacted by various gift giving holidays including Valentine’s Day (First Quarter), Mother’s Day (Second Quarter) and Christmas / New Year’s (Fourth Quarter). As a result, our quarterly revenue is typically lowest in the third quarter (as a result of the lack of recognized gift giving holidays) and highest in the fourth quarter.

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

Revenue Recognition

We recognize revenue and the related gross profit on the date on which we estimate that customers have received their products. As we require customer payment prior to order shipment, any payments received prior to the customer receipt date are not recorded as revenue. We utilize our freight vendors’ tracking information to determine when delivery has occurred, which is typically within one to three days after shipment. We reduce revenue by a provision for returns, which is based on our historical product return rates, trends and expectations. Our contracts with our suppliers generally allow us to return to our suppliers diamonds purchased and returned by our customers.

Stock-based Compensation

We account for stock-based compensation in accordance with the fair value recognition provisions of SFAS No. 123R (Revised 2004), “Share-Based Payment” (“SFAS 123R”). We use the Black-Scholes-Merton option valuation model, which requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of the Company’s common stock price over the expected term, and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in these assumptions can materially affect the estimate of the fair value of employee stock options and consequently, the related amount of stock-based compensation expense recognized in the consolidated statements of operations.

The Company performed the following sensitivity analysis using changes in the expected term and volatility that could be reasonably possible in the near term. If we assumed a six month change in the expected term or a 500 basis point change in expected volatility, the value of a newly granted hypothetical stock option would increase (decrease) by the following percentages:

	Increase	Decrease

Expected Term(1)	5.7%	(6.1)%
Expected Volatility(1)	9.2%	(9.3%)

(1)	Sensitivity to change in assumptions was determined using the Black-Scholes-Merton valuation model compared to the following original assumptions: stock price and exercise price equal to the closing market price of Blue Nile, Inc. common stock on December 28, 2007, expected term of 4.5 years, expected volatility of 37.1%, expected dividend yield of 0.0% and a risk free investment rate of 4.3%.

Results of Operations

The following table presents our historical operating results for the periods indicated as a percentage of net sales:

	Year Ended	Year Ended	Year Ended
	December 30,	December 31,	January 1,
	2007	2006	2006

Net sales	100.0%	100.0%	100.0%

Gross profit	20.4	20.2	22.2
Selling, general and administrative expenses	13.4	13.6	13.3

Operating income	7.0	6.6	8.9

Other income (expense), net	1.3	1.3	1.2

Income before income taxes	8.3	7.9	10.1

Income tax expense	2.8	2.7	3.6

Net income	5.5%	5.2%	6.5%

The following describes certain line items set forth in our consolidated statement of operations:

Net Sales.  Substantially all of our net sales consist of diamonds and fine jewelry sold via the Internet, net of estimated returns. Historically, net sales have been higher in the fourth quarter as a result of higher consumer spending during the holiday season. We expect this seasonal trend to continue in the foreseeable future. We also generate net sales from shipping upgrades.

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

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses consist primarily of payroll and related benefit costs for our employees, stock-based compensation, marketing costs and credit card fees. These expenses also include certain facility related costs, fulfillment, customer service, technology and depreciation expenses, as well as professional fees and other general corporate expenses.

Fiscal Year.  The Company’s fiscal year ends on the Sunday closest to December 31. Each fiscal year consists of four 13-week quarters, with one extra week added in the fourth quarter every five to six years. Our fiscal year 2008 will have one extra week in the fourth quarter as a result of our 4-4-5 retail reporting calendar.

The following table presents our historical operating results for the periods indicated, including a comparison of the financial results for the periods indicated (dollars in thousands, except per share data):

				Comparison of		Comparison of
				Year Ended		Year Ended
				December 30, 2007 to		December 31, 2006 to
	Year Ended	Year Ended	Year Ended	Year Ended		Year Ended
	December 30,	December 31,	January 1,	December 31, 2006		January 1, 2006
	2007	2006	2006	$ Change	% Change	$ Change	% Change

Net sales	$319,264	$251,587	$203,169	$67,677	26.9%	$48,418	23.8%
Cost of sales	254,060	200,734	158,127	53,326	26.6%	42,607	26.9%

Gross profit	65,204	50,853	45,042	14,351	28.2%	5,811	12.9%
Selling, general and administrative expenses	42,792	34,296	26,993	8,496	24.8%	7,303	27.1%

Operating income	22,412	16,557	18,049	5,855	35.4%	(1,492)	−8.3%
Other income (expense), net:
Interest income, net	3,760	3,323	2,499	437	13.2%	824	33.0%
Other income	415	100	5	315	315.0%	95	nm

	4,175	3,423	2,504	752	22.0%	919	36.7%

Income before income taxes	26,587	19,980	20,553	6,607	33.1%	(573)	−2.8%
Income tax expense	9,128	6,916	7,400	2,212	32.0%	(484)	−6.5%

Net income	$17,459	$13,064	$13,153	$4,395	33.6%	$(89)	−0.7%

Basic net income per share	$1.10	$0.79	$0.75	$0.31	39.2%	$0.04	5.3%

Diluted net income per share	$1.04	$0.76	$0.71	$0.28	36.8%	$0.05	7.0%

Comparison of Year Ended December 30, 2007 to Year Ended December 31, 2006

Net Sales

Net sales increased 26.9% to $319.3 million in the year ended December 30, 2007 from $251.6 million in the year ended December 31, 2006. The increase in net sales in the year ended December 30, 2007 was primarily due to growth in sales volumes in virtually all product categories and growth in our international business. International sales totaled $17.2 million for the year ended December 30, 2007 compared to $8.3 million for the year ended December 31, 2006, an increase of 108.1%.

Gross Profit

The increase in gross profit in the year ended December 30, 2007 compared to the year ended December 31, 2006 resulted primarily from increases in net sales volume, as discussed above. Gross profit as a percentage of net sales was 20.4% in the year ended December 30, 2007 compared to 20.2% in the year ended December 31, 2006. The increase in gross profit as a percentage of net sales was primarily due to volume increases in the non-engagement jewelry category, which typically carries a higher gross margin than the engagement category, partially offset by cost increases of metal components of our jewelry products that were not fully passed on to our customers. The engagement category, which includes diamonds, ring settings, and wedding bands, represented approximately 68% of our total net sales in the year ended December 30, 2007, compared to 70% in the year ended December 31, 2006. We expect that gross profit will fluctuate in the future based primarily on changes in product acquisition costs, product mix and pricing decisions.

Selling, General and Administrative Expenses

The increase in selling, general and administrative expenses in the year ended December 30, 2007 compared to the year ended December 31, 2006 was due to several factors. Marketing costs increased approximately $2.6 million in the year ended December 30, 2007 compared to the year ended December 31,

2006 primarily due to increased spending in online marketing vehicles, such as search, affiliate channels, online portals and other marketing initiatives to drive higher sales volumes. Payroll and related costs increased approximately $2.2 million in the year ended December 30, 2007 compared to the year ended December 31, 2006 due to additional personnel and increased compensation costs. Stock-based compensation increased approximately $1.3 million to $5.6 million compared to the year ended December 31, 2006 due to the number and fair value of stock options expensed under SFAS 123R. Credit card processing fees increased approximately $1.3 million in the year ended December 30, 2007 compared to the year ended December 31, 2006 due to the increase in sales volume. The increase in selling, general and administrative expenses also includes costs related to the establishment of our new international facility in Ireland. As a percentage of net sales, selling, general and administrative expenses were 13.4% and 13.6% in the year ended December 30, 2007 and the year ended December 31, 2006, respectively. The decrease in selling, general and administrative expenses as a percentage of net sales in the year ended December 30, 2007 resulted primarily from our ability to leverage our fixed cost base.

We expect selling, general and administrative expenses to increase in absolute dollars in future periods as a result of our marketing efforts to drive increases in net sales, growth in our fulfillment and customer service operations to support higher sales volumes and increases in credit card processing fees and other expenses to support growth initiatives.

Other Income (Expense), Net

Other income (expense), net consists primarily of interest income. The increase of $0.4 million in interest income in the year ended December 30, 2007 compared to the year ended December 31, 2006 was due to an increase in the average cash balance partially offset by a decrease in interest rates during the year ended December 30, 2007 compared to the year ended December 31, 2006.

Income Taxes

The effective income tax rate for the year ended December 30, 2007 was 34.3% as compared to 34.6% for the year ended December 31, 2006. The December 30, 2007 effective tax rate reflects a benefit of $0.1 million due to deferred tax asset adjustments.

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

Selling, General and Administrative Expenses

The increase in selling, general and administrative expenses in the year ended December 31, 2006 compared to the year ended January 1, 2006 was due to several factors. Stock-based compensation increased approximately $4.0 million to $4.3 million, compared to $0.3 million in the year ended January 1, 2006, as a result of the adoption of SFAS 123R. We recorded $4.1 million of stock-based compensation expense as a result of the transition to accounting for stock-based compensation at fair value using the modified prospective method in accordance with SFAS 123R. Of this amount, $4.0 million was recognized as selling, general and administrative expense and $75,000 was recognized as cost of sales. Marketing costs increased approximately $2.3 million in the year ended December 31, 2006 compared to the year ended January 1, 2006 primarily due to higher sales volume. Credit card processing fees increased approximately $1.0 million in the year ended December 31, 2006 compared to the year ended January 1, 2006 due to the increase in sales volume. Payroll and related costs increased approximately $0.7 million in the year ended December 31, 2006 compared to the year ended January 1, 2006 due to additional personnel and increased compensation costs. These increases were partially offset by lower contractor and consultant costs for the year ended December 31, 2006 compared to the year ended January 1, 2006, which included costs related to the implementation of Sarbanes-Oxley 404. As a percentage of net sales, selling, general and administrative expenses were 13.6% and 13.3% in the year ended December 31, 2006 and the year ended January 1, 2006, respectively. The increase in selling, general and administrative expenses as a percentage of net sales in the year ended December 31, 2006 resulted primarily from the addition of stock-based compensation expenses as a result of the implementation of SFAS 123R, as discussed above.

Other Income (Expense), Net

Other income (expense), net consists primarily of interest income. The increase of $0.8 million in interest income in the year ended December 31, 2006 compared to the year ended January 1, 2006 was due to an increase in interest rates during fiscal 2006 compared to fiscal 2005, partially offset by a decrease in the average cash balance in the fiscal 2006 compared to the fiscal 2005 as a result of share repurchases in 2006.

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

As of December 30, 2007, working capital totaled $53.5 million, including cash and cash equivalents of $122.8 million and inventory of $20.9 million, partially offset by accounts payable of $85.9 million. Due to the seasonal nature of our business, cash and cash equivalents, inventory and accounts payable are generally higher in the fourth quarter, resulting in fluctuations in our working capital.

Net cash provided by operating activities was $41.5 million, $40.5 million and $31.3 million in the years ended December 30, 2007, December 31, 2006, and January 1, 2006, respectively. The increase in cash provided by operating activities in the year ended December 30, 2007 compared to the year ended December 31, 2006 was primarily due to cash generated from net income of $17.5 million, non-cash stock-based compensation expense of $5.8 million, tax benefits realized upon the exercise of stock options of $6.8 million which represents the benefits realized for tax deductions in excess of stock compensation expense related to option exercises, and growth in accounts payable related to net sales growth and extended payment terms with our suppliers. These increases were partially offset by an increase in inventory balances, the change in deferred income taxes resulting from the utilization of our tax net operating losses and, to a lesser extent, a higher accounts receivable balance due to settlement timing differences at December 30, 2007 compared to December 31, 2006.

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

Net cash provided by investing activities was $15.0 million and $21.1 million in the years ended December 30, 2007 and December 31, 2006, respectively, and was primarily related to the net sales of marketable securities. Net cash used in investing activities was $2.1 million in the year ended January 1, 2006 and was primarily related to the net purchase of marketable securities.

Net cash used in financing activities in the year ended December 30, 2007 was $12.3 million, related primarily to repurchases of our common stock. In the year ended December 30, 2007, we purchased 438,755 shares of our common stock for $20.0 million. Proceeds from stock option exercises and excess tax benefits from stock option exercises partially offset the cash used to repurchase common shares. On February 2, 2006, the board of directors authorized the repurchase of up to $100 million of the Company’s common stock within the 24-month period following the approval date of the repurchase program. This repurchase program expired as of February 2, 2008. On July 27, 2006, the board of directors authorized the repurchase of up to $50 million of the Company’s common stock within the 24-month period following the approval date of the repurchase program. On February 6, 2008, our board of directors authorized the repurchase of up to an additional $100 million of Blue Nile, Inc. common stock during the subsequent 24-month period following the approval date of such additional repurchase. The shares may be repurchased from time to time in open market transactions or in negotiated transactions off the market. The timing and amount of any shares repurchased is determined by the Company’s management based on its evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws.

Net cash used in financing activities in the year ended December 31, 2006 was $55.0 million relating primarily to the repurchases of our common stock. In the year ended December 31, 2006, we purchased approximately 1.8 million shares of our common stock for $57.4 million. The increase in net cash used in financing activities in the year ended December 31, 2006 was partially offset by an increase in proceeds from stock option exercises and excess tax benefits from stock option exercises. Beginning in the year ended December 31, 2006, the excess tax benefits from stock option exercises were presented as operating cash inflows in accordance with Emerging Issues Task Force Issue (“EITF”) No. 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option” (“EITF 00-15”). Net cash used in financing activities in the year ended January 1, 2006 was $16.8 million related primarily to repurchases of Blue Nile, Inc. common stock under a repurchase plan authorized by the board of directors in February 2005.

The following table summarizes our contractual obligations and the expected effect on liquidity and cash flows as of December 30, 2007 (in thousands).

		Less Than			Over 5
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	Years

Operating leases	$2,307	$509	$1,020	$486	$292
Financing obligation	428	59	118	129	122
Purchase obligations(1)	738	738	—	—	—
Purchase obligations(2)	150	150	—	—	—

	$3,623	$1,456	$1,138	$615	$414

(1)	Includes open merchandise purchase orders at December 30, 2007.

(2)	Includes commitments for advertising and marketing services at December 30, 2007.

We believe that cash and cash equivalents currently on hand as well as cash flows from operations will be sufficient to continue our operations for the foreseeable future. While we anticipate that our cash flows from operations will be sufficient to fund our operational requirements, future capital and operating requirements may change and will depend on many factors, including the level of our net sales, gross margin levels, pricing decisions, the cost to acquire products, inventory levels, the expansion of our sales and marketing activities, the cost of our fulfillment operations, infrastructure needs, potential investments in businesses or technologies and continued market acceptance of our products. We could be required, or could elect, to seek additional funding through a public or private equity or debt financing in the future, and this financing may not be available on terms acceptable to us, or at all.

Off-Balance Sheet Arrangements

At December 30, 2007, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purposes entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Impact of Inflation

The effect of inflation and changing prices on our operations was not significant during the periods presented.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk from changes in interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in short-term, high quality, interest bearing securities. Our investments in debt securities are subject to interest rate risk. To minimize our exposure to an adverse shift in interest rates, we invest in short-term securities and maintain an average maturity of one year or less. If interest rates had averaged 1% more than they did in the year ended December 30, 2007, interest income for the year would have increased approximately 19.8%, or $0.7 million. If interest rates had averaged 1% more than they did in the year ended December 31, 2006, interest income for the year would have increased approximately 21.5% or $0.7 million.

Foreign Currency Exchange Risk

The majority of our revenue, expense and capital expenditures are transacted in U.S. dollars. Commencing in May 2007, sales transactions through our Canadian and U.K. websites are denominated in local currency, subjecting us to foreign exchange risk from the transaction date to when the cash is ultimately converted to U.S. dollars. The impact of foreign currency exchange was not material to our results of operations for the year ended December 30, 2007.

In addition, the functional currency of Blue Nile Jewellery, Ltd, (“Jewellery”) our Irish subsidiary, is the Euro. Assets and liabilities of Jewellery are translated into U.S. dollars at the exchange rate prevailing at the end of the period. Income and expenses are translated into U.S. dollars at an average exchange rate during the period. Foreign currency gains and losses from the translation of Jewellery’s balance sheet and income statement are included in other comprehensive income.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Blue Nile, Inc.
Seattle, Washington

We have audited the accompanying consolidated balance sheets of Blue Nile, Inc. and subsidiaries (the “Company”) as of December 30, 2007 and December 31, 2006, and the related consolidated statements of operations, statements of changes in stockholder’s equity, and cash flows for each of the two fiscal years in the period ended December 30, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Blue Nile, Inc. and subsidiaries as of December 30, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the two years in the fiscal period ended December 30, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 6 to the consolidated financial statements, on January 2, 2006, the Company changed its method of accounting for stock-based compensation upon adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

As discussed in Note 1 to the consolidated financial statements, on December 31, 2006, the Company initially applied the provisions of Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, and recorded a cumulative effect adjustment to beginning accumulated deficit in 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 30, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Seattle, Washington
February 26, 2008

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

/s/ PricewaterhouseCoopers LLP

Seattle, WA
March 13, 2006

BLUE NILE, INC.

Consolidated Balance Sheets
(In thousands, except par value)

	December 30,	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$122,793	$78,540
Restricted cash	—	117
Marketable securities	—	19,767
Trade accounts receivable	2,452	1,484
Other accounts receivable	1,124	156
Inventories	20,906	14,616
Deferred income taxes	799	598
Prepaids and other current assets	1,072	740

Total current assets	149,146	116,018
Property and equipment, net	7,601	3,391
Intangible assets, net	286	319
Deferred income taxes	3,489	2,285
Other assets	64	93

Total assets	$160,586	$122,106

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$85,866	$66,625
Accrued liabilities	9,549	7,315
Current portion of long-term financing obligation	38	—
Current portion of deferred rent	238	197

Total current liabilities	95,691	74,137
Long-term financing obligation, less current portion	880	—
Deferred rent, less current portion	538	666
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, none issued and outstanding
Common stock, $0.001 par value; 300,000 shares authorized; 19,513 shares and 19,073 shares issued, respectively; 15,973 shares and 15,972 shares outstanding, respectively	20	19
Additional paid-in capital	134,207	115,751
Deferred compensation	(3)	(180)
Accumulated other comprehensive income (loss)	75	(2)
Retained earnings	24,569	7,110
Treasury stock, at cost; 3,540 shares and 3,101 shares outstanding, respectively	(95,391)	(75,395)

Total stockholders’ equity	63,477	47,303

Total liabilities and stockholders’ equity	$160,586	$122,106

The accompanying notes are an integral part of these consolidated financial statements

BLUE NILE, INC.

Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended	Year Ended	Year Ended
	December 30,	December 31,	January 1,
	2007	2006	2006

Net sales	$319,264	$251,587	$203,169
Cost of sales	254,060	200,734	158,127

Gross profit	65,204	50,853	45,042
Selling, general and administrative expenses	42,792	34,296	26,993

Operating income	22,412	16,557	18,049
Other income (expense), net:
Interest income, net	3,760	3,323	2,499
Other income	415	100	5

Total other income (expense), net	4,175	3,423	2,504

Income before income taxes	26,587	19,980	20,553
Income tax expense	9,128	6,916	7,400

Net income	$17,459	$13,064	$13,153

Basic net income per share	$1.10	$0.79	$0.75

Diluted net income per share	$1.04	$0.76	$0.71

The accompanying notes are an integral part of these consolidated financial statements

BLUE NILE, INC.

Consolidated Statements of Changes in Stockholders’ Equity
(In thousands)

						Accumulated
			Additional	Deferred	Retained Earnings	Other			Total
	Common Stock		Paid-in	Stock	(Accumulated	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Compensation	Deficit)	Income (Loss)	Shares	Amount	Equity

Balance, January 2, 2005	18,478	$18	$104,684	$(929)	$(19,515)	$(2)	(750)	$(636)	$83,620
Net income	—	—	—	—	13,153	—	—	—	13,153
Other comprehensive income (loss):
Unrealized gain on marketable securities, net of tax	—	—	—	—	—	7	—	—	7

Total comprehensive income	—	—	—	—	—	—	—	—	13,160
Tax benefit from stock option exercises	—	—	1,190	—	—	—	—	—	1,190
Amortization of deferred stock compensation	—	—	—	312	—	—	—	—	312
Reversal of deferred compensation relating to cancelled options	—	—	(137)	137	—	—	—	—	—
Exercise of common stock options	167	1	574	—	—	—	—	—	575
Issuance of common stock to directors	1	—	30	—	—	—	—	—	30
Repurchase of common stock	—	—	—	—	—	—	(565)	(17,372)	(17,372)

Balance, January 1, 2006	18,646	19	106,341	(480)	(6,362)	5	(1,315)	(18,008)	81,515
Adjustment to beginning accumulated deficit (Note 1)	—	—	—	—	408	—	—	—	408
Net income	—	—	—	—	13,064	—	—	—	13,064
Other comprehensive income (loss):
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	(7)	—	—	(7)

Total comprehensive income	—	—	—	—	—	—	—	—	13,057
Tax benefit from exercise of stock options	—	—	2,961	—	—	—	—	—	2,961
Amortization of deferred stock compensation	—	—	—	269	—	—	—	—	269
Reversal of deferred compensation relating to cancelled options	—	—	(31)	31	—	—	—	—	—
Exercise of common stock options	425	—	2,251	—	—	—	—	—	2,251
Issuance of common stock to directors	2	—	94	—	—	—	—	—	94
Stock-based compensation	—	—	4,135	—	—	—	—	—	4,135
Repurchase of common stock	—	—	—	—	—	—	(1,786)	(57,387)	(57,387)

Balance, December 31, 2006	19,073	19	115,751	(180)	7,110	(2)	(3,101)	(75,395)	47,303
Net income	—	—	—	—	17,459	—	—	—	17,459
Other comprehensive income (loss):
Reclassification of unrealized loss, net of tax	—	—	—	—	—	2	—	—	2
Foreign currency translation adjustment	—	—	—	—	—	75	—	—	75

Total comprehensive income	—	—	—	—	—	—	—	—	17,536
Tax benefit from exercise of stock options	—	—	6,848	—	—	—	—	—	6,848
Amortization of deferred stock compensation	—	—	—	172	—	—	—	—	172
Reversal of deferred compensation relating to cancelled options	—	—	(5)	5	—	—	—	—	—
Exercise of common stock options	438	1	5,874	—	—	—	—	—	5,875
Issuance of common stock to directors	2	—	97	—	—	—	—	—	97
Stock-based compensation	—	—	5,642	—	—	—	—	—	5,642
Repurchase of common stock	—	—	—	—	—	—	(439)	(19,996)	(19,996)

Balance, December 30, 2007	19,513	$20	$134,207	$(3)	$24,569	$75	(3,540)	$(95,391)	$63,477

The accompanying notes are an integral part of these consolidated financial statements

BLUE NILE, INC.

Consolidated Statements of Cash Flows
(In thousands)

	Year Ended	Year Ended	Year Ended
	December 30,	December 31,	January 1,
	2007	2006	2006

Operating activities:
Net income	$17,459	$13,064	$13,153
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,772	1,868	1,717
(Gain) loss on disposal of property and equipment	(8)	5	11
Stock-based compensation	5,832	4,434	342
Deferred income taxes	(1,407)	2,654	5,872
Tax benefit from exercise of stock options	6,848	2,739	1,190
Excess tax benefit from exercise of stock options	(1,847)	(172)	—
Changes in assets and liabilities:
Receivables	(1,935)	236	(849)
Inventories	(6,291)	(2,852)	(1,850)
Prepaid expenses and other assets	(306)	88	(41)
Accounts payable	19,241	16,468	12,382
Accrued liabilities	2,234	2,194	(452)
Deferred rent and other	(137)	(208)	(203)

Net cash provided by operating activities	41,455	40,518	31,272
Investing activities:
Purchases of property and equipment	(4,897)	(1,908)	(1,072)
Proceeds from the sale of property and equipment	23	1	8
Purchases of marketable securities	(20,230)	(75,030)	(156,870)
Proceeds from the sale of marketable securities	40,000	98,000	156,000
Transfers of restricted cash	120	2	(119)

Net cash provided by (used in) investing activities	15,016	21,065	(2,053)
Financing activities:
Repurchase of common stock	(19,996)	(57,387)	(17,372)
Proceeds from stock option exercises	5,875	2,251	575
Excess tax benefit from exercise of stock options	1,847	172	—
Principal payments under long-term financing obligation	(22)	—	—

Net cash used in financing activities	(12,296)	(54,964)	(16,797)

Effect of exchange rate changes on cash and cash equivalents	78	—	—

Net increase in cash and cash equivalents	44,253	6,619	12,422
Cash and cash equivalents, beginning of period	78,540	71,921	59,499

Cash and cash equivalents, end of period	$122,793	$78,540	$71,921

The accompany notes are an integral part of these consolidated financial statements

BLUE NILE, INC.

Consolidated Statements of Cash Flows
(In thousands)

	Year Ended	Year Ended	Year Ended
	December 30,	December 31,	January 1,
	2007	2006	2006

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$3,894	$325	$328
Cash paid for interest relating to long-term financing obligation	$15	$—	$—
Non-cash investing and financing activities:
Non-cash proceeds from the sale of property and equipment	$—	$—	$21
Property additions financed by long-term financing obligation	$940	$—	$—

The accompany notes are an integral part of these consolidated financial statements

BLUE NILE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Description of the Company and Summary of Significant Accounting Policies

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

Fiscal Year

The Company’s fiscal year ends on the Sunday closest to December 31. Each fiscal year consists of four 13-week quarters, with one extra week added in the fourth quarter every five to six years. The Company’s fiscal year 2008 ending January 4, 2009 will have one extra week in the fourth quarter as a result of the Company’s 4-4-5 retail reporting calendar.

Reclassifications

In the year ended December 31, 2006, depreciation expense of $0.1 million was reclassified from selling, general and administrative expenses to cost of sales. The reclassification had no impact on net income, net cash provided by operating activities or shareholders’ equity as previously reported.

Basis of Presentation

In May 2007, the Company commenced operations at two new wholly-owned subsidiaries, Blue Nile Worldwide, Inc. (“Worldwide”) and Blue Nile Jewellery, Ltd. (“Jewellery”). Worldwide is a Delaware corporation located in Seattle, Washington. Jewellery is an Irish Limited company located in Ireland. The consolidated financial statements include the balances of Blue Nile, Inc. and its subsidiaries for the entire fiscal year. All significant intercompany transactions and balances are eliminated in consolidation.

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

Concentration of Risk

The Company maintains the majority of its cash and cash equivalents in accounts with three major financial institutions in the United States of America, in the form of demand deposits, money market accounts and other short-term investments. Deposits in these institutions may exceed the amounts of insurance provided on such deposits. The Company has not experienced any losses on its deposits of cash and cash equivalents. The Company’s trade accounts receivable are derived from credit card purchases from customers and the majority are typically settled within two business days.

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

	Year Ended
	December 30,	December 31,	January 1,
	2007	2006	2006
	Payments	Payments	Payments

Vendor A	8%	9%	11%
Vendor B	7%	6%	9%
Vendor C	6%	6%	5%

	21%	21%	25%

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

Restricted Cash

The Company had no restricted cash at December 30, 2007. Restricted cash at December 31, 2006 consists of cash pledged as collateral for a letter of credit.

Marketable Securities

The Company’s marketable securities are classified as available-for-sale as defined by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). Realized gains or losses on the sale of marketable securities are identified on a specific identification basis and are reflected as a component of interest income or expense.

Marketable securities totaled $0 and $19.8 million at December 30, 2007 and December 31, 2006, respectively. There were no realized gains or losses on the sales of marketable securities in the years ended December 30, 2007, December 31, 2006 or January 1, 2006. Gross unrealized losses at December 31, 2006 were not significant.

Inventories

The Company’s diamond, fine jewelry and watch inventories are classified at the lower of cost or market, using the specific identification method for diamonds and weighted average cost method for fine jewelry and watches. The Company also lists loose diamonds on its websites that are typically not included in inventory until the Company receives a customer order for those diamonds. Upon receipt of a customer order, the Company purchases a specific diamond and records it in inventory until it is delivered to the customer, at which time the revenue from the sale is recognized and inventory is relieved.

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

Asset	Life (in years)

Computers and equipment	3
Software and website development	2-5
Leasehold improvements	Shorter of lease term or asset life
Building	Shorter of lease term or asset life
Furniture and fixtures	7

Capitalized Software

The Company capitalizes internally developed software costs and website development costs in accordance with the provisions of Statement of Position 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”) and EITF No. 00-2, “Accounting for Website Development Costs” (“EITF 00-2”). Capitalized costs are amortized on a straight-line basis over the estimated useful life of the software once it is available for use.

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

Intangible Assets

Intangible assets are recorded at cost and consist primarily of the costs incurred to acquire licenses and other similar agreements with finite lives, which were acquired in October 2004. Amortization is calculated on a straight-line basis over the estimated useful lives of the related assets, which range from 10 years to 17 years. The carrying amount of these assets was $0.3 million, net of accumulated amortization of $0.1 million for the years ended December 30, 2007 and December 31, 2006. Amortization expense related to intangible assets was $33,000 in the year ended December 30, 2007. Amortization expense is estimated to be $33,000 in each fiscal year for 2008 through 2012.

Fair Value of Financial Instruments

The carrying amounts for the Company’s cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities. Marketable securities are marked to market through comprehensive income and are recorded at fair value.

Treasury Stock

Treasury stock is recorded at cost and consists of the repurchase of the Company’s common stock in the open market, the repurchase of restricted common stock issued to founders and unvested stock issued to employees in connection with early exercises of stock options.

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

BLUE NILE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition

Net sales consist of products sold via the Internet and shipping revenue, net of estimated returns and promotional discounts and excluding sales taxes. The Company recognizes revenue when all of the following have occurred: persuasive evidence of an agreement with the customer exists, products are shipped and the customer takes delivery and assumes the risk of loss; the selling price is fixed or determinable and collectibility of the selling price is reasonably assured. The Company evaluates the criteria outlined in EITF No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” in determining whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned.

The Company requires payment at the point of sale. Amounts received prior to delivery of goods to customers are not recorded as revenue. The Company offers a return policy of generally 30 days and provides an allowance for sales returns during the period in which the sales are made. At December 30, 2007 and December 31, 2006, the reserve for sales returns was $1.3 million and $1.2 million, respectively, and was recorded as an accrued liability. Sales revenues and cost of sales reported in the consolidated statements of operations are reduced to reflect estimated returns, which estimates are based on the Company’s historical product return rates, trends and expectations.

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

Shipping and Handling Costs

The Company’s shipping and handling costs primarily include payments to third-parties for shipping merchandise to the Company’s customers. Shipping and handling costs of $2.9 million, $2.8 million, and $2.4 million in 2007, 2006, and 2005 were included in cost of sales.

Cost of Sales

Cost of sales consists of the cost of merchandise sold to customers, inbound and outbound shipping costs, depreciation on assembly related costs, insurance on shipments and the costs incurred to set diamonds into ring, earring and pendant settings, including labor and related facility costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of payroll and related benefit costs for the Company’s employees, stock-based compensation, marketing costs and credit card fees. These expenses also include certain facility related costs, fulfillment, customer service, technology and depreciation expenses, as well as professional fees and other general corporate expenses.

Fulfillment costs include costs incurred in operating and staffing the fulfillment center, including costs attributable to: receiving, inspecting and warehousing inventories and picking, packaging and preparing customers’ orders for shipment. Fulfillment costs in the years ended December 30, 2007, December 31, 2006 and January 1, 2006 were approximately $2.9 million, $2.4 million and $1.8 million, respectively.

The Company has procedures in place to detect and prevent credit card fraud since the Company has exposure to losses from fraudulent charges. The Company records a reserve for fraud losses based on the Company’s historical rate of such losses. This reserve is recorded as an accrued liability and amounted to $0.1 million in the years ended December 30, 2007 and December 31, 2006.

Marketing

Marketing costs are expensed as incurred. Costs associated with web portal advertising contracts are amortized over the period such advertising is expected to be used. Costs of advertising associated with radio, print and other media are expensed when such services are used. Marketing expense for the years ended

BLUE NILE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 30, 2007, December 31, 2006 and January 1, 2006 was approximately $11.9 million, $9.7 million and $7.6 million, respectively.

Segments

The Company has one operating segment, online retail jewelry. No foreign country or geographic area accounted for more than 10% of net sales or net income in any of the periods presented, and the Company does not have any significant long-lived assets located in foreign countries.

Initial Adoption of Staff Accounting Bulletin No. 108

At December 31, 2006, the Company applied Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” to two errors in the Company’s previously issued financial statements relating to deferred income taxes. These errors were the result of the understatement of deferred tax assets related to net operating loss carryforwards and fixed assets in the aggregate amount of $0.4 million that should have been recorded in 2003 ($0.4 million) and 2004 ($54,000). Based on an analysis of the errors performed in accordance with SAB 108, the Company has concluded that the effect of the errors is not material to any of the individual periods’ income statements or balance sheets in 2004 and 2005. As such, the Company has recorded the correction as a cumulative effect adjustment to the fiscal year 2006 beginning accumulated deficit, as follows (in thousands):

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

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) ratified the consensus reached on EITF No. 06-3 (“EITF 06-3”), “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation).” The EITF reached a consensus that a company may adopt a policy for presenting sales taxes on a gross or net basis. If sales taxes are significant, the accounting policy should be disclosed and if sales taxes are presented gross, the amounts included in revenue should be disclosed. EITF 06-3 is effective for the first interim or annual reporting period beginning after December 15, 2006. The Company adopted EITF 06-3 on January 1, 2007. The Company collects sales tax from customers and records these amounts on a net basis. The Company did not modify our accounting policy in connection with the adoption of EITF 06-3; therefore, the adoption of this EITF did not have an impact on the Company’s consolidated results of operations or financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a common definition for fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In January 2008, the FASB issued FSP FAS 157-2 delaying the effective date of SFAS 157 by one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. For these items, SFAS 157 will go into effect in fiscal years beginning after November 15, 2008. The Company will apply this guidance to the first quarter of fiscal 2009. The Company does not expect that the adoption of this statement will have a material impact on our consolidated results of operations or financial condition.

BLUE NILE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits all entities to elect to measure certain financial instruments and other items at fair value with changes in fair value reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect that the adoption of this statement will have a material impact on the Company’s consolidated results of operations or financial condition.

Note 2.	Inventories

Inventories consist of the following (in thousands):

	Year Ended
	December 30,	December 31,
	2007	2006

Loose diamonds	$690	$230
Fine jewelry, watches and other	20,216	14,386

	$20,906	$14,616

Note 3.	Property and Equipment

Property and equipment consist of the following (in thousands):

	Year Ended
	December 30,	December 31,
	2007	2006

Computers and equipment	$4,770	$4,369
Software and website development	6,225	6,002
Leasehold improvements	5,312	2,103
Furniture and fixtures	753	590
Building	940	—

	18,000	13,064
Less: accumulated depreciation	(10,399)	(9,673)

Property and equipment, net	$7,601	$3,391

Capitalized software costs include external direct costs and internal direct labor and related employee benefits costs of developing software for internal use. Amortization begins in the period in which the software is ready for its intended use. The Company had $1.4 million and $1.3 million of unamortized computer software and website development costs at December 30, 2007 and December 31, 2006, respectively. Total depreciation expense was $1.8 million, $1.9 million and $1.7 million in the years ended December 30, 2007, December 31, 2006 and January 1, 2006, respectively. Of this amount, depreciation and amortization of capitalized software and website development costs was $0.6 million, $0.7 million and $0.5 million in the years ended December 30, 2007, December 31, 2006 and January 1, 2006, respectively.

Note 4.	Commitments and Contingencies

Leases

The Company leases its office and warehouse facilities under noncancelable lease agreements with initial terms that generally range from 5 to 7 years. Certain of the leases include renewal provisions at the Company’s option. At the inception of the lease, the Company evaluates each agreement to determine whether the lease will be accounted for as an operating or capital lease. The term of the lease used for this evaluation includes renewal option periods only in instances in which the exercise of the renewal option can be reasonably assured and failure to exercise such option would result in an economic penalty. The leases contain

BLUE NILE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rent escalation clauses and rent holidays, which are recorded on a straight-line basis over the lease term with the difference between the rent paid and the straight-line rent recorded as a deferred rent liability. Lease incentive payments received from the landlord are recorded as deferred rent liabilities and are amortized on a straight-line basis over the lease term as a reduction in rent. At December 30, 2007 and December 31, 2006, the deferred rent balance related to lease incentives was $0.7 million and $0.8 million, respectively.

During 2007, the Company made tenant improvements to its U.S. fulfillment center. In accordance with EITF Issue No. 97-10, “The Effect of Lessee Involvement in Asset Construction” (“EITF 97-10”), the Company recorded the building as property and equipment during the construction period. Upon completion, the transaction did not meet the criteria for sale-leaseback accounting, and accordingly, has been recorded as long-term financing obligation in accordance with SFAS No. 98, “Accounting for Leases” (“SFAS 98”).

Future minimum lease payments at December 30, 2007 are as follows (in thousands):

	Financing	Operating
	Obligation	Leases

2008	$59	$509
2009	59	510
2010	59	510
2011	61	327
2012	68	159
Thereafter	122	292

Total minimum lease payments	$428	$2,307

Less: amounts representing interest	(85)

Present value of minimum lease payments	343
Residual value	575
Less: current maturities	(38)

Total long-term financing obligation less current maturities	$880

As of December 30, 2007, assets under the long-term financing obligation amounted to $0.9 million, net of accumulated amortization of $70,000. Such assets are classified within property and equipment, net, in the accompanying balance sheet. The residual value of the long-term financing obligation represents the estimated fair value of the financing at the end of the Company’s lease term. Rent expense, which includes certain common area maintenance costs, was approximately $0.5 million for the years ended December 30, 2007, December 31, 2006 and January 1, 2006.

Litigation

The Company is party to various legal proceedings arising in the ordinary course of its business. It is not currently a party to any legal proceedings that management believes would have a material adverse effect on the consolidated financial position or results of operations of the Company.

Note 5.	Preferred Stock

The Company has 5,000,000 shares of undesignated preferred stock authorized for future issuance. Shares of preferred stock may be issued from time to time in one or more series, with designations, preferences, and limitations established by the Company’s board of directors.

BLUE NILE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6.	Stock-Based Compensation

Stock Option Plans

The Company’s 1999 Equity Incentive Plan (“1999 Plan”) provides for the grant of incentive stock options, non-statutory stock options, stock bonuses and restricted stock awards, which may be granted to employees, including officers, non-employee directors and consultants. An aggregate of 3,310,400 shares of common stock are reserved for issuance under the 1999 Plan. Options granted under the 1999 Plan generally provide for 25% vesting on the first anniversary from the date of grant with the remainder vesting monthly over three years and expire 10 years from the date of grant. Options granted under the 1999 Plan were generally granted at fair value on the date of the grant. For options granted prior to February 2001, the options included an early exercise provision that allowed early exercise of unvested stock options subject to a repurchase right at original cost on unvested shares. As of May 19, 2004, the effective date of the Company’s initial public offering, no additional awards were granted under the 1999 Plan.

The Company’s 2004 Equity Incentive Plan (“2004 Plan”) provides for the grant of non-statutory stock options, restricted stock awards, stock appreciation rights, restricted stock units and other forms of equity compensation, which may be granted to employees, including officers, non-employee directors and consultants. As of December 30, 2007, the Company reserved 3,584,807 shares of common stock for issuance under the 2004 Plan, which amount will be increased annually on the first day of each fiscal year, up to and including 2014, by five percent of the number of shares of common stock outstanding on such date unless a lower number of shares is approved by the board of directors.

Options granted under the 2004 Plan generally provide for 25% vesting on the first anniversary from the date of grant with the remainder vesting monthly over three years, and generally expire 10 years from the date of grant. Options granted under the 2004 Plan are granted at fair value on the date of the grant.

The Company’s 2004 Non-Employee Directors’ Stock Option Plan (“Directors’ Plan”) provides for the automatic grant of non-statutory stock options to purchase shares of common stock to non-employee directors. As of December 30, 2007, the Company reserved 383,401 shares of common stock for issuance under the Directors’ Plan, which amount will be increased annually on the first day of each fiscal year, up to and including 2014, by the number of shares of common stock subject to options granted during the prior calendar year unless a lower number of shares is approved by the board of directors. There were 31,500 options granted under this plan in the year ended December 30, 2007.

Employee Stock Purchase Plans

In April 2004, the Company adopted the 2004 Employee Stock Purchase Plan (the “Purchase Plan”). As of December 30, 2007, 1,000,000 shares of common stock are authorized to be sold under the Purchase Plan. Commencing on the first day of the fiscal year in which the Company first makes an offering under the plan, this amount will be increased annually for 20 years. The increase in amount is the lesser of 320,000 shares or one and one half percent of the number of shares of common stock outstanding on each such date, unless a lower number of shares is approved by the board of directors. The Purchase Plan is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code. As of December 30, 2007, no shares of common stock have been offered for sale under the Purchase Plan.

Option Grants to Non-Employees

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

BLUE NILE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation Expense

Prior to January 2, 2006, the Company accounted for options granted under its employee compensation plans using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25.” Under APB 25, compensation expense was recognized for the difference between the market price of the Company’s stock on the date of grant and the exercise price of the stock option. As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), stock-based compensation was included as a pro forma disclosure in the notes to the consolidated financial statements.

Effective January 2, 2006, the Company adopted the provisions of SFAS 123R using the modified-prospective transition method for all stock options issued after becoming a public company. SFAS 123R requires measurement of compensation cost for all options granted based on fair value on the date of grant and recognition of compensation expense over the service period for those options expected to vest. Stock-based compensation expense recorded for the years ended December 30, 2007 and December 31, 2006 include the estimated expense for stock options granted on or subsequent to January 2, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R, and the estimated expense for the portion vesting in the period for options granted between March 11, 2004 (the date on which the Company was considered to be a public company for accounting purposes) and January 2, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123. Options granted prior to March 11, 2004 have been accounted for using the prospective transition method, which requires that those options continue to be accounted for under APB 25. As prescribed under the modified-prospective and prospective transition methods, results for the prior periods have not been restated.

The following table shows the effect on net income and earnings per share had stock-based compensation cost been recognized based upon the estimated fair value on the grant date of stock options granted between March 11, 2004 and January 2, 2006 in accordance with SFAS 123 as amended by SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure” (in thousands, except per share data):

Year Ended
January 1,
2006

Net income, as reported	$13,153
Deduct: Stock-based compensation expense determined under fair-value-based method, net of tax	(1,878)

Pro forma net income	$11,275

Income per share:
Basic — as reported	$0.75

Basic — pro forma	$0.64

Diluted — as reported	$0.71

Diluted — pro forma	$0.61

Disclosures for the years ended December 30, 2007 and December 31, 2006 are not presented because the amounts are recognized in the consolidated financial statements.

Prior to the adoption of SFAS 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash inflows in the consolidated statements of cash flows, in accordance with the provisions of EITF Issue No. 00-15. The tax benefits resulting from the exercise of stock options granted prior to March 11, 2004 will continue to be reported as operating cash inflows in accordance with the prospective transition method. SFAS 123R requires the benefits of tax deductions in excess of the compensation cost

BLUE NILE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognized for those options granted on or subsequent to March 11, 2004 to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis. This amount is shown as “Excess tax benefit from exercise of stock options” on the consolidated statement of cash flows and amounted to $1.8 million and $0.2 million for the years ended December 30, 2007 and December 31, 2006, respectively.

During the years ended January 2, 2005 and December 31, 2003, the Company issued options to certain employees under the 1999 Plan with exercise prices which the board of directors, in good faith, determined to be equal to the fair market value of the Company’s common stock but which were subsequently determined, for accounting purposes, to be less than the fair market value of the Company’s common stock at the date of grant. In accordance with the requirements of APB 25, the Company has recorded deferred stock-based compensation for the difference between the exercise price of the stock option and the subsequently determined fair market value of the Company’s stock at the grant date. In the years ended January 2, 2005 and December 31, 2003, the Company recorded deferred stock-based compensation of $0.2 million and $1.4 million, respectively, related to these options. This amount is being amortized over the vesting period of the awards, generally four years. During the years ended December 30, 2007, December 31, 2006 and January 1, 2006, the Company recorded compensation expense of $0.2 million, $0.3 million and $0.3 million, respectively, related to the amortization of deferred stock-based compensation.

The fair value of each stock option granted is estimated on the grant date using the Black-Scholes-Merton option valuation model. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience. The Company recognizes compensation expense on a straight-line basis over the requisite service period for each stock option grant, with forfeitures estimated at the date of grant based on the Company’s historical experience and future expectations.

The following table represents total stock-based compensation expense recognized in the consolidated financial statements (in thousands):

	Year Ended
	December 30,	December 31,
	2007	2006

Stock option expense in selling, general and administrative expenses	$5,621	$4,257
Stock option expense in cost of sales	114	82

Total stock option expense on the consolidated statement of operations	$5,735	$4,339

Total related tax benefit	$1,967	$1,501
Stock-based compensation capitalized	$79	$64

Stock-based compensation capitalized is included in property and equipment, net, on the consolidated balance sheet as a component of the cost capitalized for the development of software for internal use.

The fair value of the stock options was estimated at the grant date with the following weighted average assumptions for the years ended December 30, 2007, December 31, 2006 and January 1, 2006:

	Year Ended
	December 30,	December 31,	January 1,
	2007	2006	2006

Expected term	4.5 years	4.5 years	4 years
Expected volatility	37.1%	36.0%	44.6%
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	4.3%	5.0%	4.0%
Estimated fair value per option granted	$29.26	$11.86	$12.57

BLUE NILE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Expected Term — This is the estimated period of time until exercise and is based primarily on historical experience for options with similar terms and conditions, giving consideration to future expectations. The Company also considers the expected terms of other companies that have similar contractual terms, expected stock volatility and employee demographics.

•	Expected Volatility — This is based on the Company’s historical stock price volatility in combination with the implied volatility of its exchange traded options.

•	Expected Dividend Yield — The Company has not paid dividends in the past and does not expect to pay dividends in the near future.

•	Risk-Free Interest Rate — This is the rate on nominal U.S. Government Treasury Bills with lives commensurate with the expected term of the options on the date of grant.

The following summarizes all stock option transactions from January 2, 2005, through December 30, 2007:

			Weighted Average
		Weighted Average	Remaining	Total
	Options	Exercise Price	Contractual Term	Intrinsic Value
				(In thousands)

Balance, January 2, 2005	1,917	$11.26
Granted	546	32.14
Exercised	(167)	3.43
Canceled	(201)	26.80

Balance, January 1, 2006	2,095	15.84
Granted	585	31.49
Exercised	(425)	5.30
Canceled	(69)	26.94

Balance, December 31, 2006	2,186	21.73
Granted	349	78.27
Exercised	(439)	13.40
Canceled	(59)	33.85

Balance, December 30, 2007	2,037	$32.84	7.32	$80,611

Vested and expected to vest at December 30, 2007	1,853	$31.45	7.21	$75,611
Exercisable at December 30, 2007	1,158	$20.22	6.38	$58,389

The aggregate intrinsic value in the table above is before applicable income taxes and represents the amount optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price. Options granted during the years ended December 30, 2007, December 31, 2006 and January 1, 2006 have a weighted average grant date fair value of $29.26, $11.86 and $12.57, respectively. Options granted in the years ended December 30, 2007, December 31, 2006 and January 1, 2006 were granted with exercise prices equal to the market value on the date of grant.

The total intrinsic value of options exercised was $22.6 million and $12.1 million in the years ended December 30, 2007 and December 31, 2006, respectively. As of December 30, 2007, the Company had total unrecognized compensation costs related to unvested stock options of $13.3 million, before income taxes. The Company expects to recognize this cost over a weighted average period of 2.6 years. During the years ended December 30, 2007 and December 31, 2006, the total fair value of options vested was $5.8 million and $4.3 million, respectively. The unrecognized compensation cost related to stock options granted subsequent to March 11, 2004 will be adjusted for any future changes in the rate of estimated forfeitures. The unrecognized

BLUE NILE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compensation cost related to stock options granted prior to March 11, 2004 and accounted for under the prospective application method will be adjusted for actual forfeitures as they occur. The following table summarizes information about stock options outstanding at December 30, 2007:

	Outstanding
		Weighted Average
		Remaining		Exercisable
		Contractual	Exercise		Weighted Average
Range of Exercise Price	Options	Life	Price	Options	Exercise Price
	(In thousands)	(In years)		(In thousands)

$0.25 - $8.75	467	4.90	$4.16	466	$4.15
$9.375 - $30.31	425	6.74	29.12	328	29.05
$30.67 - $31.26	442	8.42	31.26	156	31.26
$31.43 - $75.85	436	7.92	37.76	207	33.87
$76.59 - $99.98	267	9.67	83.55	1	80.30

	2,037	7.32	32.84	1,158	20.22

Note 7.	Common Stock

On February 2, 2006, the Company’s board of directors authorized the repurchase of up to $100 million of Blue Nile, Inc. common stock during the subsequent 24-month period following the approval date of such repurchases. On July 27, 2006, the Company’s board of directors authorized the repurchase of up to an additional $50 million of Blue Nile, Inc. common stock during the subsequent 24-month period following the approval date of such additional repurchase. In the year ended December 30, 2007, the Company repurchased 438,755 shares of the Company’s common stock for $20.0 million. In the year ended December 31, 2006, the Company repurchased 1.8 million shares of the Company’s common stock for $57.4 million.

Note 8.	Employee Benefit Plan

The Company has a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code covering all eligible officers and employees. The Company provides a discretionary matching contribution, which has generally been $0.50 for every $1.00 contributed by the employee up to 4% of each employee’s salary. Such contributions were approximately $0.1 million for the years ended December 30, 2007, December 31, 2006 and January 1, 2006.

Note 9.	Income Taxes

The expense (benefit) for income taxes consists of the following (in thousands):

	Year Ended
	December 30,	December 31,	January 1,
	2007	2006	2006

Current income tax expense	$3,685	$1,389	$335
Tax benefit from stock option exercises recorded in equity	6,848	2,961	1,190
Deferred income tax expense:
Utilization of net operating loss	—	3,008	6,201
Other, net	(1,405)	(442)	(326)

Total income tax expense	$9,128	$6,916	$7,400

A reconciliation of the statutory Federal income tax rate to the effective tax rate is as follows:

Statutory Federal income tax rate	35.0%	35.0%	35.0%

BLUE NILE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended
	December 30,	December 31,	January 1,
	2007	2006	2006

Other, net	(0.7)%	(0.4)%	1.0%

Effective tax rate	34.3%	34.6%	36.0%

Deferred income taxes reflect the net tax effect of temporary differences between amounts recorded for financial reporting purposes and amounts used for tax purposes. The major components of deferred tax assets are as follows (in thousands):

	Year Ended
	December 30,	December 31,
	2007	2006

Deferred tax assets:
Current:
Reserves and allowances	$544	$499
Deferred rent	78	68
Other	177	99
Noncurrent:
Stock options	2,800	1,395
Excess of book over tax depreciation and amortization	439	542
Deferred rent	188	233
Financing obligation	308	—
Other	59	47

Gross deferred tax assets	4,593	2,883

Noncurrent deferred tax liabilities:
Leased building	(305)	—

Net deferred tax assets	$4,288	$2,883

At January 1, 2006, the Company had net operating loss carryforwards for federal income tax purposes of approximately $8.4 million. The net operating loss carryforwards were fully utilized during the year ended December 31, 2006. Income taxes payable at December 30, 2007 and December 31, 2006 were $0.9 million and $1.1 million, respectively, and were included in accrued liabilities.

The Company has not provided for deferred taxes on unremitted earnings of subsidiaries outside the United States where such earnings are permanently reinvested. At December 30, 2007, unremitted earnings of foreign subsidiaries were $60,000. If these earnings were distributed in the form of dividends or otherwise, the Company would be subject to U.S. income taxes less an adjustment for applicable foreign tax credits.

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which prescribes how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.

The Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2004. The Company recognizes interest and penalties related to unrecognized tax benefits, if incurred, in the Company’s provision for income taxes. The Company has evaluated material tax positions taken on all open years and has concluded that material tax positions meet the “more likely than not” test as set forth in FIN 48. As such, no liability for unrecognized tax benefits is considered necessary and no interest or penalties have been accrued.

BLUE NILE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax benefit realized for the tax deduction from stock option exercises totaled $7.5 million, $3.0 million, and $1.2 million for the years ended December 30, 2007, December 31, 2006, and January 1, 2006, respectively.

Note 10.	Income Per Share

Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares and equivalents outstanding. Common share equivalents included in the computation represent shares issuable upon assumed exercise of outstanding stock options except when the effect of their inclusion would be antidilutive.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Year Ended
	December 30,	December 31,	January 1,
	2007	2006	2006

Net income	$17,459	$13,064	$13,153

Weighted average common shares outstanding	15,919	16,563	17,550

Basic net income per share	$1.10	$0.79	$0.75

Dilutive effect of stock options	895	715	1,047

Common stock and common stock equivalents	16,814	17,278	18,597

Diluted net income per share	$1.04	$0.76	$0.71

The following is a summary of the securities outstanding during the respective periods that have been excluded from the calculations because the effect on net income per share would have been antidilutive (in thousands):

	Year Ended
	December 30,	December 31,	January 1,
	2007	2006	2006

Stock options	112	1,159	177

Note 11.	Selected Quarterly Financial Information (unaudited)

Summarized quarterly financial information for fiscal years 2007 and 2006 is as follows (in thousands, except per share data):

	Q1	Q2	Q3	Q4

2007 quarter:
Net sales	$67,910	$72,093	$67,355	$111,906
Gross profit	13,249	14,943	13,357	23,655
Net income	3,163	3,781	2,972	7,543
Basic net income per share	0.20	0.24	0.19	0.47
Diluted net income per share	0.19	0.23	0.18	0.45

BLUE NILE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Q1	Q2	Q3	Q4

2006 quarter:
Net sales	$50,694	$56,916	$53,248	$90,729
Gross profit	10,342	11,323	10,406	18,783
Net income	2,355	3,132	1,824	5,753
Basic net income per share	0.14	0.19	0.11	0.36
Diluted net income per share	0.13	0.18	0.11	0.35

Note 12.	Subsequent Event

On February 5, 2008, the board of directors of the Company authorized the repurchase of up to an additional $100 million of the Company’s common stock during the subsequent 24 months. The repurchase program was announced on February 12, 2008. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws.

BLUE NILE, INC.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

		Charged
	Balance at	to Revenue,		Balance at
	Beginning	Costs or		End of
Description	of Period	Expenses	Deductions(A)	Period
	(In thousands)

Year ended December 30, 2007
Reserve for sales returns	$1,179	$26,743	$(26,641)	$1,281

Reserve for fraud	$105	$118	$(93)	$130

Year ended December 31, 2006
Reserve for sales returns	$976	$19,893	$(19,690)	$1,179

Reserve for fraud	$151	$(22)	$(24)	$105

Year ended January 1, 2006
Reserve for sales returns	$988	$16,989	$(17,001)	$976

Reserve for fraud	$152	$55	$(56)	$151

(A)	Deductions for sales returns and fraud consist of actual sales returns and credit card chargebacks in each period.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of December 30, 2007, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, management has concluded that our internal control over financial reporting was effective at the “reasonable assurance” level as of December 30, 2007.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 30, 2007, as stated in their audit report below.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 30, 2007, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

/s/ Diane M. Irvine	/s/ Robin Easton
Chief Executive Officer and President	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Blue Nile, Inc.
Seattle, Washington

We have audited the internal control over financial reporting of Blue Nile, Inc. and subsidiaries (the “Company”) as of December 30, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 30, 2007, of the Company and our report dated February 26, 2008, expressed an unqualified opinion on those financial statements and financial statement schedule and includes explanatory paragraphs regarding the Company’s adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, and Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.

/s/  Deloitte & Touche LLP

Seattle, Washington
February 26, 2008

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item relating to our executive officers will be contained in our Proxy Statement with respect to our 2008 Annual Meeting of Stockholders under the caption “Executive Officers” and is incorporated herein by reference. The information required by this Item relating to our directors and nominees, including information with respect to audit committee financial experts and our code of ethics, will be contained in our Proxy Statement with respect to our 2008 Annual Meeting of Stockholders under the caption “Proposal 1 — Election of Directors” and is incorporated herein by reference. The information required by this Item regarding compliance with Section 16(a) of the Securities Exchange Act will be contained in our Proxy Statement with respect to our 2008 Annual Meeting of Stockholders under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year.

Item 11.	Executive Compensation

The information required by this Item will be contained in our Proxy Statement with respect to our 2008 Annual Meeting of Stockholders under the caption “Compensation of Executive Officers” and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be contained in our Proxy Statement with respect to our 2008 Annual Meeting of Stockholders under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be contained in our Proxy Statement with respect to our 2008 Annual Meeting of Stockholders under the caption “Certain Relationships and Related Transactions” and “Proposal 1-Election of Directors” and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by this Item will be contained in our Proxy Statement with respect to our 2008 Annual Meeting of Stockholders under the caption “Proposal 2 — Ratification of Selection of Independent Auditors” and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Index to Consolidated Financial Statements

a. The following documents are filed as part of this report:

		Page

1.	Financial Statements:
	Reports of Independent Registered Public Accounting Firms	33
	Consolidated Balance Sheets, as of December 30, 2007 and December 31, 2006	35
	Consolidated Statements of Operations, for the fiscal years ended December 30, 2007, December 31, 2006 and January 1, 2006	36
	Consolidated Statements of Changes in Stockholders’ Equity, for the fiscal years ended December 30, 2007, December 31, 2006 and January 1, 2006	37
	Consolidated Statements of Cash Flows, for the fiscal years ended December 30, 2007, December 31, 2006 and January 1, 2006	38
	Notes to Consolidated Financial Statements	40

2.	Financial Statement Schedules:
	Schedule II, Valuation and Qualifying Accounts	55
	All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits:
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

Blue Nile, Inc.
(Registrant)

By	/s/ Robin Easton
Robin Easton
Chief Financial Officer
(Principal Accounting and Financial Officer)
February 26, 2008

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Diane M. Irvine and Robin Easton, and each or any one of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments (including posting effective amendments) to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-facts and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitutes or substitutes, may lawfully do or cause to be done by virtue hereof.

This report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, pursuant to the requirements of the Securities Exchange Act of 1934.

By	/s/ Diane M. Irvine Diane M. Irvine, Chief Executive Officer, President and Director (Principal Executive Officer)	February 26, 2008

By	/s/ Robin Easton Robin Easton, Chief Financial Officer (Principal Accounting and Financial Officer)	February 26, 2008

By	/s/ Mark C. Vadon Mark C. Vadon, Executive Chairman and Director	February 26, 2008

By	/s/ W. Eric Carlborg W. Eric Carlborg, Director	February 26, 2008

By	/s/ Joseph Jimenez Joseph Jimenez, Director	February 26, 2008

By	/s/ Michael Potter Michael Potter, Director	February 26, 2008

By	/s/ Steve Scheid Steve Scheid, Director	February 26, 2008

By	/s/ Joanna A. Strober Joanna A. Strober, Director	February 26, 2008

By	/s/ Mary Alice Taylor Mary Alice Taylor, Director	February 26, 2008

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference. Where an exhibit is incorporated by reference, the number in parentheses indicates the document to which cross-reference is made. See the end of this exhibit index for a listing of cross-reference documents.

Exhibit
Number		Description

3	.1(1)	Amended and Restated Certificate of Incorporation of Blue Nile, Inc.
3	.2(2)	Amended and Restated Bylaws of Blue Nile, Inc.
3	.3(3)	Amendment to the Bylaws of Blue Nile, Inc.
4.1		Reference is made to Exhibits 3.1 and 3.2.
4	.2(4)	Specimen Stock Certificate.
4	.3(2)	Amended and Restated Investor Rights Agreement dated June 29, 2001 by and between Blue Nile, Inc. and certain holders of Blue Nile, Inc.’s preferred stock.
10	.1.1(2)*	Blue Nile, Inc. Amended and Restated 1999 Equity Incentive Plan.
10	.1.2(2)*	Form of Stock Option Agreement pursuant to the Blue Nile, Inc. 1999 Equity Incentive Plan.
10	.2.1(4)*	Blue Nile, Inc. 2004 Non-Employee Directors’ Stock Option Plan.
10	.2.2(7)*	Form of Stock Option Agreement pursuant to the Blue Nile, Inc. 2004 Non-Employee Directors’ Stock Option Plan.
10	.3(2)*	Blue Nile, Inc. 2004 Employee Stock Purchase Plan.
10	.4.1(5)*	Blue Nile, Inc. 2004 Equity Incentive Plan.
10	.4.2(7)*	Form of Stock Option Agreement pursuant to the 2004 Equity Incentive Plan.
10	.4.3(6)*	Blue Nile, Inc. Stock Grant Notice pursuant to the 2004 Equity Incentive Plan.
10	.4.4(11)*	Form of Restricted Stock Unit Grant Notice and Form of Award Agreement under the Blue Nile, Inc. 2004 Equity Incentive Plan.
10	.5.1(5)	Sublease Agreement, dated May 22, 2003, between Amazon.com Holdings, Inc. and the registrant.
10	.5.2(5)	First Amendment to Sublease Agreement, dated July 3, 2003, between Amazon.com Holdings, Inc. and the registrant.
10	.6.1(5)	Lease, dated June 28, 2001, between Gull Industries, Inc. and the registrant.
10	.6.2(5)	First Amendment to Lease, dated December 11, 2002 between Gull Industries, Inc. and the registrant.
10	.6.3(5)	Second Amendment to Lease, dated November 15, 2003, between Gull Industries, Inc. and the registrant.
10	.7(9)	Commercial lease, dated July 21, 2006, between Gull Industries, Inc. and the registrant.
10	.8(12)*	Offer Letter with Diane M. Irvine, dated December 1, 1999.
10	.9(2)*	Offer Letter with Dwight Gaston, dated May 14, 1999.
10	.10(2)*	Offer Letter with Susan S. Bell, dated August 22, 2001.
10	.11(2)*	Offer Letter with Darrell Cavens, dated July 30, 1999.
10	.12(10)*	Offer Letter with Robin Easton, dated August 20, 2007.
10	.13(5)*	Form of Indemnification Agreement entered into between Blue Nile, Inc. and each of its directors and executive officers.
10	.14(8)*	Blue Nile, Inc. Executive Officer Cash Incentive Program.
10	.15(8)*	Director Compensation.
21	.1(13)	Subsidiaries of the Registrant.
23	.1(13)	Consent of Deloitte & Touche LLP.
23	.2(13)	Consent of PricewaterhouseCoopers LLP.
24.1		Powers of Attorney of Officers and Directors signing this report (see page 60).

Exhibit
Number		Description

31	.1(13)	Certification of Chief Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31	.2(13)	Certification of Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32	.1(14)	Certification of Chief Executive Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
32	.2(14)	Certification of Principal Financial Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

*	Denotes a management contract or compensatory plan, contract or agreement, in which the Company’s directors or executive officers may participate.

(1)	Previously filed as Exhibit 3.1 to Blue Nile, Inc.’s Form 10-Q for the quarterly period ended July 4, 2004 (No. 000-50763), as filed with the Securities and Exchange Commission on August 6, 2004, and incorporated by reference herein.

(2)	Previously filed as the like numbered exhibit to Blue Nile, Inc.’s Registration Statement on Form S-1 (No. 333-113494), as filed with the Securities and Exchange Commission on March 11, 2004, as amended, and incorporated by reference herein.

(3)	Previously filed as Exhibit 3.2 to Blue Nile, Inc.’s Current Report on Form 8-K (No. 000-50763), as filed with the Securities and Exchange Commission on February 7, 2008, and incorporated by reference herein.

(4)	Previously filed as Exhibit 10.1 to Blue Nile, Inc.’s Current Report on Form 8-K (No. 000-50763), as filed with the Securities and Exchange Commission on June 19, 2006, and incorporated by reference herein.

(5)	Previously filed as the like numbered exhibit to Blue Nile, Inc.’s Registration Statement on Form S-1/A (No. 333-113494), as filed with the Securities and Exchange Commission on April 19, 2004, as amended, and incorporated by reference herein.

(6)	Previously filed as Exhibit 10.1 to Blue Nile, Inc.’s Current Report on Form 8-K (No. 000-50763), as filed with the Securities and Exchange Commission on December 13, 2004 and incorporated by reference herein.

(7)	Previously filed as the like numbered exhibit to Blue Nile, Inc’s Annual Report on Form 10-K (No. 000-50763), as filed with the Securities and Exchange Commission on March 25, 2005 and incorporated by reference herein.

(8)	Previously filed as Item 5.02 to Blue Nile, Inc.’s Current Report on Form 8-K (No. 000-50763), as filed with the Securities and Exchange Commission on March 22, 2007, and incorporated by reference herein.

(9)	Previously filed as Exhibit 10.1 to Blue Nile Inc’s Current Report on Form 8-K (No. 000-50763), as filed with the Securities and Exchange Commission on July 27, 2006 and incorporated by reference herein.

(10)	Previously filed as Exhibit 10.1 to Blue Nile, Inc.’s Current Report on Form 8-K (No. 000-50763), as filed with the Securities and Exchange Commission on August 28, 2007, and incorporated by reference herein.

(11)	Previously filed as Exhibit 10.2 to Blue Nile, Inc.’s Current Report on Form 8-K (No. 000-50763), as filed with the Securities and Exchange Commission on June 29, 2007, and incorporated by reference herein.

(12)	Previously filed as Exhibit 10.7 to Blue Nile, Inc.’s Registration Statement on Form S-1 (No. 333-113494), as filed with the Securities and Exchange Commission on March 11, 2004, as amended, and incorporated by reference herein.

(13)	Filed herewith.

(14)	Filed herewith. The certifications attached as Exhibits 32.1 and 32.2 accompany this Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Blue Nile, Inc. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.