Form 10-Q
period 2008-03-30
BLUE NILE INC
filed 2008-05-09
CIK 1091171

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2008
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of April 25, 2008 the registrant had 15,007,908 shares of common stock outstanding.

Cautionary Note Regarding Forward-Looking Statements
This quarterly report on Form 10-Q contains forward-looking statements that involve many risks and uncertainties. These statements, which relate to future events and our future performance, are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of management as of the date of this filing. In some cases, you can identify forward-looking statements by terms such as “would,” “could,” “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “targets,” “seek,” or “continue,” the negative of these terms or other variations of such terms. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business and other characterizations of future events or circumstances, are forward-looking statements. These statements are only predictions based upon assumptions made that are believed to be reasonable at the time, and are subject to risk and uncertainties. Therefore, actual events or results may differ materially and adversely from those expressed in any forward-looking statement. In evaluating these statements, you should specifically consider the risks described under the caption “Item 1A — Risk Factors” and elsewhere in this quarterly report on Form 10-Q. These factors, and other factors, may cause our actual results to differ materially from any forward-looking statement. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

BLUE NILE, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 30, 2008
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BLUE NILE, INC.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except par value)

	March 30,	December 30,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$42,726	$122,793
Trade accounts receivable	1,334	2,452
Other accounts receivable	582	1,124
Inventories	19,486	20,906
Deferred income taxes	468	799
Prepaids and other current assets	856	1,072

Total current assets	65,452	149,146
Property and equipment, net	7,676	7,601
Intangible assets, net	278	286
Deferred income taxes	4,030	3,489
Other assets	64	64

Total assets	$77,500	$160,586

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$44,166	$85,866
Accrued liabilities	5,051	9,549
Current portion of long-term financing obligation	39	38
Current portion of deferred rent	223	238

Total current liabilities	49,479	95,691
Long-term financing obligation, less current portion	870	880
Deferred rent, less current portion	521	538
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, none issued and outstanding
Common stock, $0.001 par value; 300,000 shares authorized; 19,536 shares and 19,513 shares issued, respectively; 15,005 shares and 15,973 shares outstanding, respectively	20	20
Additional paid-in capital	136,340	134,207
Deferred compensation	—	(3)
Accumulated other comprehensive income	185	75
Retained earnings	27,140	24,569
Treasury stock, at cost; 4,531 shares and 3,540 shares outstanding, respectively	(137,055)	(95,391)

Total stockholders’ equity	26,630	63,477

Total liabilities and stockholders’ equity	$77,500	$160,586

The accompanying notes are an integral part of these condensed consolidated financial statements

BLUE NILE, INC.
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Quarter Ended
	March 30,	April 1,
	2008	2007
Net sales	$70,460	$67,910
Cost of sales	56,536	54,661

Gross profit	13,924	13,249

Selling, general and administrative expenses	10,898	9,564

Operating income	3,026	3,685

Other income, net:
Interest income, net	835	973
Other income	91	203

Total other income, net	926	1,176

Income before income taxes	3,952	4,861
Income tax expense	1,381	1,698

Net income	$2,571	$3,163

Basic net income per share	$0.16	$0.20

Diluted net income per share	$0.16	$0.19

The accompanying notes are an integral part of these condensed consolidated financial statements

BLUE NILE, INC.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(unaudited)
(in thousands)

						Accumulated
			Additional	Deferred		Other			Total
	Common Stock		Paid-in	Stock	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Compensation	Earnings	Income	Shares	Amount	Equity
Balance, December 30, 2007	19,513	$20	$134,207	$(3)	$24,569	$75	(3,540)	$(95,391)	$63,477
Net income	—	—	—	—	2,571	—	—	—	2,571
Other comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	110	—	—	110

Total comprehensive income									2,681
Tax benefit from exercise of stock options	—	—	76	—	—	—	—	—	76
Amortization of deferred stock compensation	—	—	—	3	—	—	—	—	3
Exercise of common stock options	23	—	257	—	—	—	—	—	257
Issuance of common stock to directors	—	—	30	—	—	—	—	—	30
Stock-based compensation	—	—	1,770	—	—	—	—	—	1,770
Repurchase of common stock	—	—	—	—	—	—	(991)	(41,664)	(41,664)

Balance, March 30, 2008	19,536	$20	$136,340	$—	$27,140	$185	(4,531)	$(137,055)	$26,630

The accompanying notes are an integral part of these condensed consolidated financial statements

BLUE NILE, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Quarter Ended
	March 30,	April 1,
	2008	2007
Operating activities:
Net income	$2,571	$3,163
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	412	391
Loss on disposal of property and equipment	17	—
Stock-based compensation	1,780	1,304
Deferred income taxes	(210)	(459)
Tax benefit from exercise of stock options	76	704
Excess tax benefit from exercise of stock options	(9)	(48)
Changes in assets and liabilities:
Receivables	1,660	396
Inventories	1,420	(876)
Prepaid expenses and other assets	225	201
Accounts payable	(41,700)	(28,425)
Accrued liabilities	(4,527)	(2,476)
Deferred rent and other	25	(56)

Net cash used in operating activities	(38,260)	(26,181)

Investing activities:
Purchases of property and equipment	(515)	(193)
Proceeds from the sale of property and equipment	5	—
Purchases of marketable securities	—	(20,094)
Proceeds from the maturity of marketable securities	—	10,000

Net cash used in investing activities	(510)	(10,287)

Financing activities:
Repurchase of common stock	(41,664)	(13,532)
Proceeds from stock option exercises	257	656
Excess tax benefit from exercise of stock options	9	48
Principal payments under long-term financing obligation	(9)	—

Net cash used in financing activities	(41,407)	(12,828)

Effect of exchange rate changes on cash and cash equivalents	110	—

Net decrease in cash and cash equivalents	(80,067)	(49,296)

Cash and cash equivalents, beginning of period	122,793	78,540

Cash and cash equivalents, end of period	$42,726	$29,244

The accompanying notes are an integral part of these condensed consolidated financial statements

BLUE NILE, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 1. Description of the Company and Summary of Significant Accounting Policies
The Company
Blue Nile, Inc. (the “Company”) is the leading online retailer of high quality diamonds and fine jewelry in the United States. In addition to sales of diamonds, fine jewelry and watches, the Company provides guidance and support to enable customers to more effectively learn about and purchase diamonds as well as classically styled fine jewelry. The Company, a Delaware corporation based in Seattle, Washington, was formed in March 1999. The Company maintains its primary website at www.bluenile.com. The Company also operates the www.bluenile.co.uk and www.bluenile.ca websites.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K filed for the year ended December 30, 2007 and filed with the Securities and Exchange Commission (“SEC”) on February 27, 2008. The same accounting policies are followed for preparing quarterly and annual financial statements. In the opinion of management, all adjustments necessary for the fair presentation of the financial position, results of operations and cash flows for the interim period have been included and are of a normal, recurring nature.
The financial information as of December 30, 2007 is derived from the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended December 30, 2007, included in Item 8 of the Annual Report on Form 10-K for the year ended December 30, 2007.
Due to a number of factors, including the seasonal nature of the retail industry and other factors described in this report, quarterly results are not necessarily indicative of the results for the full fiscal year or any other subsequent interim period.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Blue Nile, Inc. and its wholly-owned subsidiaries, Blue Nile, LLC (“LLC”), Blue Nile Worldwide, Inc. (“Worldwide”) and Blue Nile Jewellery, Ltd. (“Jewellery”). LLC and Worldwide are Delaware corporations located in Seattle, Washington. Jewellery is an Irish limited company located in Ireland. All significant intercompany transactions and balances are eliminated in consolidation.
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
Foreign Currency Translation
The assets and liabilities of Jewellery have been translated to U.S. dollars using the exchange rates effective on the balance sheet date, while income and expense accounts are translated at the average rates in effect during the periods presented. The resulting translation adjustments are recorded in accumulated other comprehensive income.
Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a common definition for fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. In January 2008, the FASB issued FSP FAS 157-2 delaying the effective date of SFAS 157 by one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. For these items, SFAS 157 will go into effect in fiscal years beginning after November 15, 2008.
Adoption of the SFAS 157 provisions for financial assets in the quarter ended March 30, 2008 did not have a material impact on consolidated results of operations or financial condition. The Company will adopt the SFAS 157 provisions for nonfinancial assets in the first quarter of fiscal 2009 in accordance with FSP 157-2, and does not expect this statement to have a material impact on its consolidated financial statements.

BLUE NILE, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits all entities to elect to measure certain financial instruments and other items at fair value with changes in fair value reported in earnings. The Company adopted SFAS 159 in the first quarter of 2008 and there was no material impact on consolidated results of operations or financial condition.
Note 2. Stock-based Compensation
The Company accounts for stock-based compensation arrangements in accordance with the provisions of FASB Statement No. 123R, “Share-Based Payment” (“SFAS 123R”). Stock options are granted at prices equal to the fair market value of the Company’s common stock on the date of grant. Stock-based compensation is reduced for estimated forfeitures and compensation expense is recognized on a straight-line basis over the requisite service period for each stock option grant. Stock options granted generally provide for 25% vesting on the first anniversary of the date of grant, with the remainder vesting monthly over three years, and expire 10 years from the date of grant. As of March 30, 2008, the Company had four stock option plans. Additional information regarding these plans is disclosed in the Company’s Annual Report on Form 10-K for the year ended December 30, 2007.
The fair value of each option on the date of grant is estimated using the Black-Scholes-Merton option valuation model. The following weighted-average assumptions were used for the valuation of options granted during the quarters ended March 30, 2008 and April 1, 2007:

	Quarter Ended
	March 30,	April 1,
	2008	2007
Expected term	4.0 years	4.5 years
Expected volatility	46.6%	36.0%
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	2.11%	4.68%

Estimated fair value per option granted	$17.21	$14.85
The assumptions used to calculate the fair value of options granted are evaluated and revised, if necessary, to reflect market conditions and the Company’s experience.

BLUE NILE, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
A summary of stock option activity for the quarter ended March 30, 2008 is as follows:

			Weighted Average
			Remaining Contractual	Aggregate
	Options	Weighted Average	Term	Intrinsic Value
	(in thousands)	Exercise Price	(in years)	(in thousands)
Balance, December 30, 2007	2,037	$32.84
Granted	210	44.56
Exercised	(23)	11.33
Cancelled	(9)	49.66

Balance, March 30, 2008	2,215	$34.10	7.20	$50,735

Vested and expected to vest at March 30, 2008	2,009	$32.72	7.09	$48,033
Exercisable, March 30, 2008	1,225	$21.29	6.23	$38,926
The aggregate intrinsic value in the table above is before applicable income taxes and represents the amount optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price.
The total intrinsic value of options exercised during the quarter ended March 30, 2008 was $0.9 million. During the quarter ended March 30, 2008, the total fair value of options vested was $1.2 million. As of March 30, 2008, the Company had total unrecognized compensation costs related to unvested stock options of $14.1 million. The Company expects to recognize this cost over a weighted average period of 2.8 years.
Note 3. Inventories
Inventories are stated at cost and consist of the following (in thousands):

	Quarter Ended
	March 30,	December 30,
	2008	2007
Loose diamonds	$733	$690
Fine jewelry, watches and other	18,753	20,216

	$19,486	$20,906

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
The following tables set forth the computation of basic and diluted net income per share (in thousands, except per share data):

BLUE NILE, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Quarter Ended
	March 30,	April 1,
	2008	2007
Net income	$2,571	$3,163

Weighted average common shares outstanding	15,601	15,874

Basic net income per share	$0.16	$0.20

Dilutive effect of stock options	674	671

Common stock and common stock equivalents	16,275	16,545

Diluted net income per share	$0.16	$0.19

For the quarter ended March 30, 2008, there were 398,833 stock option shares excluded from the computation of net income per diluted share due to their antidilutive effect. For the quarter ended April 1, 2007, there were 573,696 stock option shares excluded from the computation of net income per diluted share due to their antidilutive effect.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our consolidated financial statements and the related notes contained elsewhere in this quarterly report on Form 10-Q and the Annual Report on Form 10-K filed for our fiscal year ended December 30, 2007.
Management Overview
We are the leading online retailer of high quality diamonds and fine jewelry. We showcase thousands of independently certified diamonds and fine jewelry on our websites at www.bluenile.com, www.bluenile.ca, www.bluenile.co.uk, and we ship our products to more than 25 countries across the globe.
We have a capital-efficient business model that enables us to eliminate much of the costs associated with carrying diamond inventory. Generally, we purchase diamonds on a “just in time” basis from our suppliers when a customer places an order for a specific diamond. We then assemble the customized diamond jewelry to our customer's specifications and deliver the finished jewelry to the customer, generally within three business days from the order date.
A principal component of our value proposition is providing a high quality customer experience. The Blue Nile customer experience is designed to empower our customers by providing them with education, guidance, selection and service. We believe that maintaining focus on perfecting the customer experience is critical to our ongoing efforts to promote the Blue Nile brand and to continue to profitably grow our business.
Our key initiatives for 2008 include continuing to enhance the Blue Nile customer experience and maintaining our efficient and lean cost structure. In addition, we plan to continue to drive international growth and expand the Blue Nile customer experience to consumers around the world.
Quarter ended March 30, 2008 Highlights
During the quarter, there was a weakening in the U.S. consumer environment which affected the U.S. retail sector overall and impacted our sales results for the period. We believe the U.S. economic environment will continue to be a factor in our sales growth as we move forward in 2008. During the quarter, we expanded our international business by offering our products to customers in over 20 new countries outside of the United States through our U.S. and U.K. websites. Our international net sales totaled $5.7 million for the quarter ended March 30, 2008, compared to $2.5 million for the quarter ended April 1, 2007.

Results of Operations
Comparison of the Quarter Ended March 30, 2008 to the Quarter Ended April 1, 2007
The following table presents our operating results for the quarters ended March 30, 2008 and April 1, 2007, respectively, including a comparison of the financial results for these periods (dollars in thousands, except per share data):

	Quarter Ended
	March 30,	April 1,
	2008	2007	$ Change	% Change
Net sales	$70,460	$67,910	$2,550	3.8%
Cost of sales	56,536	54,661	1,875	3.4%

Gross profit	13,924	13,249	675	5.1%

Selling, general and administrative expenses	10,898	9,564	1,334	13.9%

Operating income	3,026	3,685	(659)	-17.9%

Other income, net:
Interest income, net	835	973	(138)	-14.2%
Other income	91	203	(112)	-55.2%

Total other income, net	926	1,176	(250)	-21.3%

Income before income taxes	3,952	4,861	(909)	-18.7%
Income tax expense	1,381	1,698	(317)	-18.7%

Net income	$2,571	$3,163	$(592)	-18.7%

Basic net income per share	$0.16	$0.20	$(0.04)	-20.0%

Diluted net income per share	$0.16	$0.19	$(0.03)	-15.8%

Net Sales
Sales in the U.S. were impacted by the softening in the consumer environment, as discussed earlier. Net sales in the U.S. totaled $64.7 million for the quarter ended March 30, 2008, compared to $65.4 million for the quarter ended April 1, 2007. International sales experienced robust growth of 124% in the quarter, increasing to $5.7 million from $2.5 million in the first quarter a year ago.
Gross Profit
The increase in gross profit in the quarter ended March 30, 2008 compared to the quarter ended April 1, 2007 resulted primarily from our sales growth for the period. Gross profit as a percentage of net sales was 19.8% in the quarter ended March 30, 2008 compared to 19.5% in the quarter ended April 1, 2007. The increase in gross profit margin resulted primarily from product pricing decisions, improved costs form procurement intitiatives and product mix, partially offset by cost increases of metal components of our jewelry products that were not fully passed on to customers. We expect that gross profit will fluctuate in the future based primarily on changes in product acquisition costs, product mix and pricing decisions.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 13.9% to $10.9 million in the first quarter of 2008 compared to the first quarter of 2007 due to several factors. Marketing costs increased approximately $0.5 million due to increased spending on search and other online marketing vehicles to drive higher sales volumes. Stock-based compensation increased approximately $0.5 million in the quarter ended March 30, 2008 to $1.7 million compared to the quarter ended April 1, 2007 due to the number and fair value of stock options expensed under SFAS 123R. Payroll and related costs increased approximately $0.2 million in the quarter ended March 30, 2008 compared to the quarter ended April 1, 2007 due primarily to the hiring of new employees. Credit card processing fees increased approximately $0.1 million in the quarter ended March 30, 2008 compared to the quarter ended April 1, 2007 due primarily to higher sales volume. Occupancy costs related to our U.K. fulfillment center and the expansion of our U.S. fulfillment facility added approximately $0.1 million to expenses in the first quarter of 2008 compared to the first quarter of 2007. As a percentage of net sales, selling, general and administrative expenses were 15.5% and 14.1% in the quarters ended March 30, 2008 and April 1, 2007, respectively.
We expect selling, general and administrative expenses to increase in absolute dollars in future periods as a result of our marketing effort to drive increases in net sales, growth in our fulfillment and customer service operations to support higher sales volumes, increases in credit card processing fees, additional personnel, and other volume related and corporate expenses.
Other Income, Net
Other income, net consists primarily of interest income. The decrease in interest income in the quarter ended March 30, 2008 as compared to the quarter ended April 1, 2007 is due to a decrease in interest rates and lower cash balances.
Liquidity and Capital Resources
As of March 30, 2008, working capital totaled $16.0 million, including cash and cash equivalents of $42.7 million and inventory of 19.5 million, partially offset by accounts payable of $44.2 million. We believe that our current cash and cash equivalents, as well as cash flows from operations, will be sufficient to continue our operations and meet our capital needs for the foreseeable future.
Net cash of $38.3 million was used in operating activities for the quarter ended March 30, 2008, compared to cash used in operating activities of $26.2 million for the quarter ended April 1, 2007. Cash was provided by earnings of $2.6 million for the quarter ended March 30, 2008 and earnings of $3.2 million for the quarter ended April 1, 2007. Net payments of payables totaled $41.7 million for the quarter ended March 30, 2008 and $28.4 million for the quarter ended April 1, 2007. In the first quarter, we generally have a significant pay down of our accounts payable balance that was built up during the fourth quarter holiday season. The volume of sales in the fourth quarter ended December 30, 2007 was greater than the volume of sales in the fourth quarter ended December 31, 2006, resulting in an increase in the net payment of payables in the quarter ended March 30, 2008 compared to the quarter ended April 1, 2007. This payment cycle reflects what we believe to be the beneficial working capital characteristics of our business model, wherein we collect cash from customers within several business days following a related sale while we typically have longer payment terms with our suppliers.
Net cash used in investing activities was $0.5 million for the quarter ended March 30, 2008, compared to $10.3 million for the quarter ended April 1, 2007. Cash used in investing activities for the quarter ended March 30, 2008 related primarily to the purchases of property and equipment to support our expanded operations. Cash used in investing activities for the quarter ended April 1, 2007 related primarily to net purchases of marketable securities of $10.1 million.
Net cash used in financing activities for the quarter ended March 30, 2008 was $41.4 million, related primarily to repurchases of Blue Nile, Inc. common stock. During the quarter ended March 30, 2008, we purchased 990,700 shares of our common stock for approximately $41.7 million. On February 2, 2006, our board of directors authorized the repurchase of up to $100 million of the Company’s common stock within the 24-month period following the approval date of the repurchase program. This repurchase program expired on February 2, 2008. On July 27, 2006, our board of directors authorized the repurchase of up to $50 million of the Company’s common stock within the 24-month period following the approval date of the repurchase program. On February 6, 2008, our board of directors authorized the repurchase of up to an additional $100 million of Blue Nile, Inc. common stock during the 24-month period following the approval date of such additional repurchase. As of March 30, 2008, a total of $108.3 million remains under our repurchase authorizations. The shares may be repurchased from time to time in open market transactions or in negotiated transactions off the market. The timing and amount of any shares repurchased is determined by the Company’s management based on its evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws.

Cash used in financing activities for the quarter ended April 1, 2007 was $12.8 million, related primarily to repurchases of Blue Nile, Inc. common stock.
Contractual Obligations
There have been no material changes to the contractual obligations during the period covered by this report, outside of the ordinary course of business, from those disclosed in our Annual Report on Form 10-K for the year ended December 30, 2007.
Off-Balance Sheet Arrangements
As of March 30, 2008, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company’s exposure to financial market risk results primarily from fluctuations in interest rates and foreign currency exchange rates. There have been no material changes to our market risks as disclosed in our Annual Report on Form 10-K for the year ended December 30, 2007.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
During the quarter ended March 30, 2008, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and principal financial and accounting officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed by us in our periodic reports filed or submitted under the Exchange Act with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and SEC reports. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our certifying officers concluded that as of the end of the period covered by this report, these disclosure controls and procedures are effective in the timely recording, processing, summarizing and reporting of material financial and non-financial information and are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 30, 2008, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors
You should carefully consider the risks described below and elsewhere in this report, which could materially and adversely affect our business, results of operations or financial condition. In those cases, the trading price of our common stock could decline and you may lose all or part of your investment. For the current quarter, there have been no material changes to the risk factors discussed below since we filed our Form 10-K for the fiscal year ended December 30, 2007.
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
We have experienced and expect to continue to experience seasonal fluctuations in our net sales. In particular, a disproportionate amount of our net sales has been realized during the fourth quarter as a result of the December holiday season, and we expect this seasonality to continue in the future. Approximately 35%, 36%, and 36% of our net sales in the years ended December 30, 2007, December 31, 2006, and January 1, 2006, respectively, were generated during the fourth quarter of each year. In anticipation of increased sales activity during the fourth quarter, we may incur significant additional expenses, including higher inventory of jewelry and additional staffing in our fulfillment and customer support operations. If we were to experience lower than expected net sales during any future fourth quarter, it would have a disproportionately large impact on our operating results and financial condition for that year. Further, we may experience an increase in our net shipping cost due to complimentary upgrades, split-shipments, and additional long-zone shipments necessary to ensure timely delivery for the holiday season. We also experience considerable fluctuations in net sales in periods preceding other annual occasions such as Valentine’s Day and Mother’s Day. In the future, our seasonal sales patterns may become more pronounced, may strain our personnel and fulfillment activities and may cause a shortfall in net sales as compared to expenses in a given period, which would substantially harm our business and results of operations.
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
Suppliers and manufacturers of diamonds as well as retailers of diamonds and diamond jewelry are vertically integrated and we expect they will continue to vertically integrate their operations either by developing retail channels for the products they manufacture or acquiring sources of supply, including, without limitation, diamond mining operations for the products that they sell. To the extent such vertical integration efforts are successful, some of the fragmentation in the existing diamond supply chain could be eliminated, and our ability to obtain an adequate supply of diamonds and fine jewelry from multiple sources could be limited and our competitors may be able to obtain diamonds at lower prices.
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
We do not collect or have imposed upon us sales or other taxes related to the products we sell, except for certain corporate level taxes, sales taxes with respect to purchases by customers located in the State of Washington, and certain taxes required to be collected on sales to customers outside of the United States of America. The State of New York has recently enacted legislation that may require us to collect sales taxes on purchases by customers located in New York. Additionally, one or more states or foreign countries may seek to impose sales or other tax collection obligations on us in the future. A successful assertion by one or more states or foreign countries that we should be collecting sales or other taxes on the sale of our products could result in substantial tax liabilities for past sales, discourage customers from purchasing products from us, decrease our competitive advantage with respect to traditional retailers or otherwise substantially harm our business and results of operations.
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
To date, we have made limited international sales, but we have recently expanded our operations to include a fulfillment operation in Ireland to serve customers acquired through our United Kingdom website. Additionally, we have increased our product offerings and marketing and sales efforts throughout Europe, Canada and the Asia-Pacific region and anticipate continuing to expand our international sales and operations in the future either by expanding local versions of our website for foreign markets or through acquisitions or alliances with third parties. Any international expansion plans we choose to undertake will increase the complexity of our business, require attention from management and other personnel and cause additional strain on our operations, technology systems, financial resources and our internal financial control and reporting functions. Further, our expansion efforts may be unsuccessful. We have minimal experience in selling our products in international markets and in conforming to the local cultures, standards or policies necessary to successfully compete in those markets. Outside of the United Kingdom and Canada, we have very limited web content localized for foreign markets and we cannot be certain that we will be able to expand our global presence if we choose to further expand internationally. In addition, we may have to compete with retailers that have more experience with local markets. Our ability to expand and succeed internationally may also be limited by the demand for our products, the ability of our brand to resonate with foreign consumers and the adoption of electronic commerce in these markets. Different privacy, censorship and liability standards and regulations and different intellectual property laws in foreign countries may prohibit expansion into such markets or cause our business and results of operations to suffer.
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
Our success depends on our ability to successfully receive and fulfill orders and to promptly and securely deliver our products to our customers. Most of our inventory management, jewelry assembly, packaging, labeling and product return processes are performed in a single fulfillment center located in the United States. This facility is susceptible to damage or interruption from human error, fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, break-ins, earthquake and similar events. We have recently added another fulfillment center in Ireland that would also be susceptible to these events. Our business interruption insurance may be insufficient to compensate us for losses that may occur in the event operations at our fulfillment centers are interrupted. We have recently expanded our existing fulfillment center located in the United States. Any interruptions in our fulfillment center operations for any significant period of time, could damage our reputation and brand and substantially harm our business and results of operations.

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
A significant barrier to online commerce and communications is the secure transmission of confidential information over public networks. Our failure to prevent security breaches could damage our reputation and brand and substantially harm our business and results of operations. Currently, a majority of our sales are billed to our customers’ credit card accounts directly. We rely on encryption and authentication technology licensed from third parties to effect secure transmission of confidential information, including credit card numbers. Advances in computer capabilities, human errors, new discoveries in the field of cryptography or other developments may result in a compromise or breach of the technology used by us to protect customer transaction data. In addition, any party who is able to illicitly obtain a user’s password could access the customer’s transaction data. An increasing number of websites and Internet companies have reported breaches of their security. Any such compromise of our security could damage our reputation, business and brand and expose us to a risk of loss or litigation and possible liability, which would substantially harm our business, and results of operations. In addition, anyone who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations, damage our computers or those of our users, or otherwise damage our reputation and business. These issues are likely to become more difficult as we expand the number of countries in which we operate. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches.
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
On July 27, 2006, our board of directors authorized the repurchase of up to $50 million of Blue Nile, Inc. common stock during the 24-month period following the approval date of such repurchases. On February 6, 2008, our board of directors authorized the repurchase of up to an additional $100 million of Blue Nile, Inc. common stock during the 24-month period following the approval date of the additional repurchases. These repurchases and any repurchases we may make in the future may not prove to be at optimal prices and our use of cash for the stock repurchase program may not prove to be the best use of our cash resources and may adversely impact our future liquidity.
We have foreign exchange risk.
The results of operations of our foreign subsidiary are exposed to foreign exchange rate fluctuations. Upon translation from foreign currency into U.S. dollars, operating results may differ materially from expectations, and we may record significant gains or losses. As we expand our international operations, our exposure to exchange rate fluctuations may increase.
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
We rely on a combination of patent, trademark, trade secret and copyright law and contractual restrictions to protect our intellectual property. These afford only limited protection. Despite our efforts to protect and enforce our proprietary rights, unauthorized parties have attempted, and may in the future attempt, to copy aspects of our website features, compilation and functionality or to obtain and use information that we consider as proprietary, such as the technology used to operate our websites, our content and our trademarks. We have registered “Blue Nile,” “bluenile.com,” the BN logo and the Blue Nile BN stylized logo as trademarks in the United States and in certain other countries. Our competitors have, and other competitors may, adopt service names similar to ours, thereby impeding our ability to build brand identity and possibly leading to consumer confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of the term Blue Nile or our other trademarks. Any claims or consumer confusion related to our trademarks could damage our reputation and brand and substantially harm our business and results of operations.
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
We generally offer our customers an unconditional 30-day return policy that allows our customers to return most products if they are not satisfied for any reason. We make allowances for product returns in our financial statements based on historical return rates and current economic conditions. Actual merchandise returns are difficult to predict and may differ from our allowances. Any significant increase in merchandise returns above our allowances would substantially harm our business and results of operations.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Below is a summary of stock repurchases during the quarter ended March 30, 2008.
Issuer Purchases of Equity Securities
(Dollars in thousands except per share amounts)

			Total number of	Approximate dollar
			shares purchased as	value of shares that
			part of publicly	may yet be
	Total number of	Average price	announced plans or	purchased under the
Period	shares purchased	paid per share	programs	plans or programs
				(1)
December 31, 2007 through January 27, 2008	—	$—	—	$73,196

January 28, 2008 through February 24, 2008	622,900	$42.31	622,900	$123,644

February 25, 2008 through March 30, 2008	367,800	$41.62	367,800	$108,337

Total shares purchased	990,700		990,700

(1)	On February 2, 2006, our board of directors authorized the repurchase of up to $100 million of the Company’s common stock within the 24-month period following the approval date of such repurchase. This repurchase program expired on February 2, 2008. On July 27, 2006, our board of directors authorized the repurchase of up to an additional $50 million of the Company’s common stock within the 24-month period following the approval date of such repurchase. On February 6, 2008, our board of directors authorized the repurchase of up to an additional $100 million of Blue Nile, Inc. common stock during the 24-month period following the approval date of such additional repurchase. The shares may be repurchased from time to time in open market transactions or in negotiated transactions off the market. The timing and amount of any shares repurchased is determined by the Company’s management based on its evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws.

Item 6. Exhibits

Exhibit
Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Blue Nile, Inc.

3.2(2)	Amended and Restated Bylaws of Blue Nile, Inc.

3.3(3)	Amendment to the Bylaws of Blue Nile, Inc.

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2(4)	Specimen Stock Certificate.

4.3(2)	Amended and Restated Investor Rights Agreement dated June 29, 2001 by and between Blue Nile, Inc. and certain holders of Blue Nile, Inc.’s preferred stock.

10.1(5)	Severance Agreement with Robin Easton, dated March 18, 2008.

31.1(6)	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2(6)	Certification of Principal Financial and Accounting Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1(6)*	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32 .2(6)*	Certification of Principal Financial and Accounting Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Previously filed as Exhibit 3.1 to Blue Nile, Inc.’s Form 10-Q for the quarterly period ended July 4, 2004 (No. 000-50763), as filed with the Securities and Exchange Commission on August 6, 2004, and incorporated by reference herein.

(2)	Previously filed as the like numbered exhibit to Blue Nile, Inc.’s Registration Statement on Form S-1 (No. 333-113494), as filed with the Securities and Exchange Commission on March 11, 2004, as amended, and incorporated by reference herein.

(3)	Previously filed as Exhibit 3.2 to Blue Nile, Inc.’s Current Report on Form 8-K (No. 000-50763), as filed with the Securities and Exchange Commission on February 7, 2008, and incorporated by reference herein.

(4)	Previously filed as Exhibit 10.1 to Blue Nile, Inc.’s Current Report on Form 8-K (No. 000-50763), as filed with the Securities and Exchange Commission on June 19, 2006, and incorporated by reference herein.

(5)	Previously filed as Exhibit 10.1 to Blue Nile, Inc.’s Current Report on Form 8-K (No. 000-50763), as filed with the Securities and Exchange Commission on March 24, 2008, and incorporated by reference herein.

(6)	Filed herewith.

*	The certifications attached as Exhibits 32.1 and 32.2 accompany this quarterly report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Blue Nile, Inc. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUE NILE, INC.

Registrant

Date: May 7, 2008
/s/ Terri K. Maupin

Terri K. Maupin
Principal Financial and Accounting Officer
(Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit
Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Blue Nile, Inc.

3.2(2)	Amended and Restated Bylaws of Blue Nile, Inc.

3.3(3)	Amendment to the Bylaws of Blue Nile, Inc.

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2(4)	Specimen Stock Certificate.

4.3(2)	Amended and Restated Investor Rights Agreement dated June 29, 2001 by and between Blue Nile, Inc. and certain holders of Blue Nile, Inc.’s preferred stock.

10.1(5)	Severance Agreement with Robin Easton, dated March 18, 2008.

31.1(6)	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2(6)	Certification of Principal Financial and Accounting Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1(6)*	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2(6)*	Certification of Principal Financial and Accounting Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Previously filed as Exhibit 3.1 to Blue Nile, Inc.’s Form 10-Q for the quarterly period ended July 4, 2004 (No. 000-50763), as filed with the Securities and Exchange Commission on August 6, 2004, and incorporated by reference herein.

(2)	Previously filed as the like numbered exhibit to Blue Nile, Inc.’s Registration Statement on Form S-1 (No. 333-113494), as filed with the Securities and Exchange Commission on March 11, 2004, as amended, and incorporated by reference herein.

(3)	Previously filed as Exhibit 3.2 to Blue Nile, Inc.’s Current Report on Form 8-K (No. 000-50763), as filed with the Securities and Exchange Commission on February 7, 2008, and incorporated by reference herein.

(4)	Previously filed as Exhibit 10.1 to Blue Nile, Inc.’s Current Report on Form 8-K (No. 000-50763), as filed with the Securities and Exchange Commission on June 19, 2006, and incorporated by reference herein.

(5)	Previously filed as Exhibit 10.1 to Blue Nile, Inc.’s Current Report on Form 8-K (No. 000-50763), as filed with the Securities and Exchange Commission on March 24, 2008, and incorporated by reference herein.

(6)	Filed herewith.

*	The certifications attached as Exhibits 32.1 and 32.2 accompany this quarterly report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Blue Nile, Inc. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.