Form 10-Q
period 2008-06-29
BLUE NILE INC
filed 2008-08-08
CIK 1091171

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2008
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒
As of July 25, 2008, the registrant had 14,567,609 shares of common stock outstanding.

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

BLUE NILE, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 29, 2008
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BLUE NILE, INC.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except par value)

	June 29,	December 30,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$47,177	$122,793
Trade accounts receivable	1,323	2,452
Other accounts receivable	586	1,124
Inventories	16,782	20,906
Deferred income taxes	520	799
Prepaids and other current assets	1,013	1,072

Total current assets	67,401	149,146
Property and equipment, net	7,530	7,601
Intangible assets, net	271	286
Deferred income taxes	4,586	3,489
Other assets	64	64

Total assets	$79,852	$160,586

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$41,077	$85,866
Accrued liabilities	4,827	9,549
Current portion of long-term financing obligation	39	38
Current portion of deferred rent	221	238

Total current liabilities	46,164	95,691
Long-term financing obligation, less current portion	860	880
Deferred rent, less current portion	463	538
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, none issued and outstanding
Common stock, $0.001 par value; 300,000 shares authorized;
19,569 shares and 19,513 shares issued, respectively
15,028 shares and 15,973 shares outstanding, respectively	20	20
Additional paid-in capital	139,328	134,207
Deferred compensation	—	(3)
Accumulated other comprehensive income	185	75
Retained earnings	30,345	24,569
Treasury stock, at cost; 4,541 shares and 3,540 shares outstanding, respectively	(137,513)	(95,391)

Total stockholders’ equity	32,365	63,477

Total liabilities and stockholders’ equity	$79,852	$160,586

The accompanying notes are an integral part of these condensed consolidated financial statements

BLUE NILE, INC.
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Quarter ended		Year to date ended
	June 29,	July 1,	June 29,	July 1,
	2008	2007	2008	2007

Net sales	$73,706	$72,093	$144,166	$140,003
Cost of sales	58,583	57,150	115,119	111,811

Gross profit	15,123	14,943	29,047	28,192

Selling, general and administrative expenses	10,758	9,909	21,656	19,473

Operating income	4,365	5,034	7,391	8,719

Other income, net:
Interest income, net	280	803	1,115	1,776
Other income	285	12	376	215

Total other income, net	565	815	1,491	1,991

Income before income taxes	4,930	5,849	8,882	10,710
Income tax expense	1,725	2,068	3,106	3,766

Net income	$3,205	$3,781	$5,776	$6,944

Basic net income per share	$0.21	$0.24	$0.38	$0.44

Diluted net income per share	$0.20	$0.23	$0.36	$0.42

The accompanying notes are an integral part of these condensed consolidated financial statements

BLUE NILE, INC.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(unaudited)
(in thousands)

						Accumulated
			Additional	Deferred		Other			Total
	Common Stock		Paid-in	Stock	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Compensation	Earnings	Income	Shares	Amount	Equity

Balance, December 30, 2007	19,513	$20	$134,207	$(3)	$24,569	$75	(3,540)	$(95,391)	$63,477
Net income					5,776				5,776
Other comprehensive income:
Foreign currency translation adjustment						110			110

Total comprehensive income									5,886
Tax benefit from exercise of stock options			282						282
Amortization of deferred stock compensation				3					3
Exercise of common stock options	55		1,093						1,093
Issuance of common stock to directors	1		60						60
Stock-based compensation			3,686						3,686
Repurchase of common stock							(1,001)	(42,122)	(42,122)

Balance, June 29, 2008	19,569	$20	$139,328	$—	$30,345	$185	(4,541)	$(137,513)	$32,365

The accompanying notes are an integral part of these condensed consolidated financial statements

BLUE NILE, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Year to date ended
	June 29,	July 1,
	2008	2007

Operating activities:
Net income	$5,776	$6,944
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	953	776
Loss (gain) on disposal of property and equipment	18	(6)
Stock-based compensation	3,708	2,723
Deferred income taxes	(818)	(563)
Tax benefit from exercise of stock options	281	2,974
Excess tax benefit from exercise of stock options	(141)	(320)
Changes in assets and liabilities:
Receivables	1,667	62
Inventories	4,124	(53)
Prepaid federal income taxes	—	(1,596)
Prepaid expenses and other assets	59	(246)
Accounts payable	(44,789)	(24,124)
Accrued liabilities	(4,751)	(3,134)
Deferred rent and other	(33)	(95)

Net cash used in operating activities	(33,946)	(16,658)

Investing activities:
Purchases of property and equipment	(880)	(2,066)
Proceeds from the sale of property and equipment	7	8
Purchases of marketable securities	—	(20,230)
Proceeds from the maturity of marketable securities	—	40,000
Transfers of restricted cash	—	120

Net cash (used in) provided by investing activities	(873)	17,832

Financing activities:
Repurchase of common stock	(42,122)	(13,532)
Proceeds from stock option exercises	1,093	2,668
Excess tax benefit from exercise of stock options	141	320
Principal payments under long-term financing obligation	(19)	—

Net cash used in financing activities	(40,907)	(10,544)

Effect of exchange rate changes on cash and cash equivalents	110	(5)

Net decrease in cash and cash equivalents	(75,616)	(9,375)

Cash and cash equivalents, beginning of period	122,793	78,540

Cash and cash equivalents, end of period	$47,177	$69,165

The accompanying notes are an integral part of these condensed consolidated financial statements

Blue Nile, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollar amounts in thousands except for ratios and per share data, unless noted otherwise)
Note 1. Description of Our Business and Summary of Significant Accounting Policies
The Company
Blue Nile, Inc. (the “Company”) was formed in March 1999. We are the leading online retailer of diamonds, fine jewelry and watches. We offer in-depth educational materials and unique online tools that place consumers in control of the jewelry shopping process. We ship our products to over 25 countries across the globe. We maintain our primary website at www.bluenile.com and we also operate the www.bluenile.co.uk and www.bluenile.ca websites.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K filed for the year ended December 30, 2007 and filed with the Securities and Exchange Commission (“SEC”) on February 27, 2008. The same accounting policies are followed for preparing quarterly and annual financial statements. In the opinion of management, all adjustments necessary for the fair presentation of the financial position, results of operations and cash flows for the interim period have been included and are of a normal, recurring nature.
The financial information as of December 30, 2007 is derived from our audited consolidated financial statements and notes thereto for the fiscal year ended December 30, 2007, included in Item 8 of the Annual Report on Form 10-K for the year ended December 30, 2007.
Due to a number of factors, including the seasonal nature of the retail industry and other factors described in this report, quarterly results are not necessarily indicative of the results for the full fiscal year or any other subsequent interim period.
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of Blue Nile, Inc. and its wholly-owned subsidiaries, Blue Nile, LLC (“LLC”), Blue Nile Worldwide, Inc. (“Worldwide”) and Blue Nile Jewellery, Ltd. (“Jewellery”). The Company, LLC, and Worldwide are Delaware corporations located in Seattle, Washington. Jewellery is an Irish limited company located in Ireland. All significant intercompany transactions and balances are eliminated in consolidation.
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

Blue Nile, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a common definition for fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. In January 2008, the FASB issued FSP FAS 157-2, delaying the effective date of SFAS 157 by one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. For these items, SFAS 157 will go into effect in fiscal years beginning after November 15, 2008.
Adoption of the SFAS 157 provisions for financial assets in the first quarter of 2008 did not have a material impact on our consolidated results of operations or financial condition. We will adopt the SFAS 157 provisions for nonfinancial assets in the first quarter of fiscal 2009 in accordance with FSP 157-2, and we do not anticipate this statement to have a material impact on our consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits all entities to elect to measure certain financial instruments and other items at fair value with changes in fair value reported in earnings. We adopted SFAS 159 in the first quarter of 2008 and there was no material impact on our consolidated results of operations or financial condition.
Note 2. Stock-based Compensation
We account for stock-based compensation arrangements in accordance with the provisions of FASB Statement No. 123R, “Share-Based Payment” (“SFAS 123R”). Stock options are granted at prices equal to the fair market value of our common stock on the date of grant. Stock-based compensation is reduced for estimated forfeitures and compensation expense is recognized on a straight-line basis over the requisite service period for each stock option grant. Stock options granted generally provide for 25% vesting on the first anniversary of the date of grant, with the remainder vesting monthly in equal amounts over three years, and expire 10 years from the date of grant. As of June 29, 2008, we had four stock option plans. Additional information regarding these plans is disclosed in our Annual Report on Form 10-K for the year ended December 30, 2007.
The fair value of each option on the date of grant is estimated using the Black-Scholes-Merton option valuation model. The following weighted-average assumptions were used for the valuation of options granted during the quarters and years to date ended June 29, 2008 and July 1, 2007, respectively:

	Quarter ended		Year to date ended
	June 29,	July 1,	June 29,	July 1,
	2008	2007	2008	2007

Expected term	4.0 years	4.5 years	4.0 years	4.5 years
Expected volatility	48.2%	36.0%	47.2%	36.0%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	2.95%	4.65%	2.40%	4.66%

Estimated fair value per option granted	$19.25	$20.16	$17.92	$17.99
The assumptions used to calculate the fair value of options granted are evaluated and revised, if necessary, to reflect market conditions and our experience.

Blue Nile, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
A summary of stock option activity for the year to date ended June 29, 2008 is as follows:

			Weighted Average
			Remaining	Aggregate Intrinsic
	Options	Weighted Average	Contractual Term	Value
	(in thousands)	Exercise Price	(in years)	(in thousands)

Balance, December 30, 2007	2,037	$32.84
Granted	324	45.52
Exercised	(55)	19.99
Cancelled	(79)	62.16

Balance, June 29, 2008	2,227	$33.96	6.82	$38,362

Vested and expected to vest at June 29, 2008	2,010	$32.46	6.67	$36,718
Exercisable, June 29, 2008	1,279	$21.97	5.67	$32,154
The aggregate intrinsic value in the table above is before applicable income taxes and represents the amount option recipients would have received if all options had been exercised on the last business day of the period indicated, based on our closing stock price.
The total intrinsic value of options exercised during the year to date ended June 29, 2008 was $1.8 million. During the year to date ended June 29, 2008, the total fair value of options vested was $2.5 million. As of June 29, 2008, we had total unrecognized compensation costs related to unvested stock options of $14.0 million. We expect to recognize this cost over a weighted average period of 2.7 years.
Note 3. Inventories
Inventories are stated at cost and consist of the following:

	June 29,	December 30,
	2008	2007

Loose diamonds	$906	$690
Fine jewelry, watches and other	15,876	20,216

	$16,782	$20,906

Blue Nile, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
The following table sets forth the computation of basic and diluted net income per share:

	Quarter ended		Year to date ended
	June 29,	July 1,	June 29,	July 1,
	2008	2007	2008	2007
Net income	$3,205	$3,781	$5,776	$6,944

Weighted average common shares outstanding	15,018	15,802	15,309	15,838

Basic net income per share	$0.21	$0.24	$0.38	$0.44

Dilutive effect of stock options	676	815	675	760

Common stock and common stock equivalents	15,694	16,617	15,984	16,598

Diluted net income per share	$0.20	$0.23	$0.36	$0.42

For the quarter and year to date ended June 29, 2008, we excluded 525,667 and 462,539 stock option shares, respectively, from the computation of net income per diluted share due to their antidilutive effect. For the quarter and year to date ended July 1, 2007, we excluded 14,816 and 43,432 stock option shares, respectively, from the computation of net income per diluted share due to their antidilutive effect.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our consolidated financial statements and the related notes contained elsewhere in this quarterly report on Form 10-Q and the Annual Report on Form 10-K filed for our fiscal year ended December 30, 2007.
Management Overview
We are the leading online retailer of high quality diamonds and fine jewelry. We showcase thousands of independently certified diamonds and fine jewelry on our websites at www.bluenile.com, www.bluenile.ca, and www.bluenile.co.uk, and we ship our products to more than 25 countries across the globe.
We have a capital-efficient business model that enables us to eliminate much of the costs associated with carrying diamond inventory. Generally, we purchase diamonds on a “just in time” basis from our suppliers when a customer places an order for a specific diamond. We then assemble the customized diamond jewelry to our customer’s specifications and deliver the finished jewelry to the customer, generally within three business days from the order date.
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
Quarter ended June 29, 2008 Highlights
During the quarter ended June 29, 2008 we experienced robust growth in our international business, but the weakness in the U.S. consumer environment that we experienced in the first quarter of 2008 continued. The weakness in the U.S. economy has affected the U.S. retail sector overall and impacted our sales results for the period. We believe the U.S. economic environment will continue to be a factor in our sales growth for the foreseeable future. We were pleased with the quarterly revenue growth from the new international markets that we began serving in the quarter ended March 30, 2008 through our U.S. and U.K. websites. Our international net sales totaled $8.1 million for the quarter ended June 29, 2008, compared with $2.9 million for the quarter ended July 1, 2007.

Results of Operations
Comparison of the Quarter Ended June 29, 2008 to the Quarter Ended July 1, 2007
The following table presents our operating results for the quarters ended June 29, 2008 and July 1, 2007, respectively, including a comparison of the financial results for these periods (dollars in thousands, except per share data):

	Quarter ended
	June 29,	July 1,
	2008	2007	$ Change	% Change

Net sales	$73,706	$72,093	$1,613	2.2%
Cost of sales	58,583	57,150	1,433	2.5%

Gross profit	15,123	14,943	180	1.2%

Selling, general and administrative expenses	10,758	9,909	849	8.6%

Operating income	4,365	5,034	(669)	-13.3%

Other income, net:
Interest income, net	280	803	(523)	-65.1%
Other income	285	12	273	*

Total other income, net	565	815	(250)	-30.7%

Income before income taxes	4,930	5,849	(919)	-15.7%
Income tax expense	1,725	2,068	(343)	-16.6%

Net income	$3,205	$3,781	$(576)	-15.2%

Basic net income per share	$0.21	$0.24	$(0.03)	-12.5%

Diluted net income per share	$0.20	$0.23	$(0.03)	-13.0%

* Not meaningful
Net Sales
Net sales increased 2.2% during the second quarter of 2008 compared with the second quarter of 2007. In the U.S., sales were impacted by the softening in the consumer environment and rising prices for diamonds and metals. Net sales in the U.S. totaled $65.6 million for the quarter ended June 29, 2008, compared with $69.2 million for the quarter ended July 1, 2007. International sales experienced strong growth of 179.3% in the quarter, increasing to $8.1 million from $2.9 million in the second quarter of 2007. Our international sales are defined as products sold through our U.S., U.K. and Canadian websites and delivered to customers outside the U.S. In May 2007, we launched the capability to transact in local currency on our U.K. and Canadian websites. The growth rates of our international sales may be impacted as we anniversary this launch.
Gross Profit
The increase in gross profit in the quarter ended June 29, 2008 compared with the quarter ended July 1, 2007 resulted from sales growth for the period. Gross profit as a percentage of net sales was 20.5% in the quarter ended June 29, 2008 compared with 20.7% in the quarter ended July 1, 2007. In the second quarter of 2007, gross profit was affected by an approximately $0.2 million one-time benefit related to a refund of shipping charges. As a percentage of sales, the shipping refund increased gross margin by 30 basis points in the second quarter of 2007. We expect that gross profit will fluctuate in the future based on changes in product acquisition costs, product mix and pricing decisions.

Selling, General and Administrative Expenses
Selling, general and administrative expenses of $10.8 million increased 8.6% in the second quarter of 2008 compared with the second quarter of 2007 due to several factors. Stock-based compensation increased approximately $0.5 million in the quarter ended June 29, 2008 compared with the quarter ended July 1, 2007 due to the number and fair value of stock options expensed under SFAS 123R. Legal costs increased approximately $0.2 million, related to intellectual property and other corporate matters. Marketing and advertising costs increased approximately $0.2 million, driven by increased spending in online marketing vehicles. Depreciation expense related to our Ireland fulfillment center and the expansion of our U.S. fulfillment facility added approximately $0.1 million to expenses in the second quarter of 2008 compared with the second quarter of 2007. As a percentage of net sales, selling, general and administrative expenses were 14.6% and 13.7% in the quarters ended June 29, 2008 and July 1, 2007, respectively.
We expect selling, general and administrative expenses to increase in absolute dollars in future periods as a result of our marketing effort to drive increases in net sales, growth in our fulfillment and customer service operations to support higher sales volumes, increases in credit card processing fees, additional personnel, increases in stock-based compensation expense and other volume related and corporate expenses.
Other Income, Net
Interest income decreased in the quarter ended June 29, 2008 as compared with the quarter ended July 1, 2007 due to a decrease in interest rates and lower overall cash balances resulting primarily from share repurchases. The increase in other income was primarily due to legal settlements.
Comparison of the Year to Date Ended June 29, 2008 to the Year to Date Ended July 1, 2007
The following table presents our operating results for the years to date ended June 29, 2008 and July 1, 2007, respectively, including a comparison of the financial results for these periods (dollars in thousands, except per share data):

	Year to date ended
	June 29,	July 1,
	2008	2007	$ Change	% Change

Net sales	$144,166	$140,003	$4,163	3.0%
Cost of sales	115,119	111,811	3,308	3.0%

Gross profit	29,047	28,192	855	3.0%

Selling, general and administrative expenses	21,656	19,473	2,183	11.2%

Operating income	7,391	8,719	(1,328)	-15.2%

Other income, net:
Interest income	1,115	1,776	(661)	-37.2%
Other income	376	215	161	74.9%

Total other income, net	1,491	1,991	(500)	-25.1%

Income before income taxes	8,882	10,710	(1,828)	-17.1%
Income tax expense	3,106	3,766	(660)	-17.5%

Net income	$5,776	$6,944	$(1,168)	-16.8%

Basic net income per share	$0.38	$0.44	$(0.06)	-13.6%

Diluted net income per share	$0.36	$0.42	$(0.06)	-14.3%

Net Sales
Net sales increased 3.0% compared with year to date 2007 and were impacted by the challenging U.S. economic environment and rising prices for diamonds and metals as discussed earlier. Net sales in the U.S. totaled $130.3 million for the year to date ended June 29, 2008, compared with $134.6 million for the year to date ended July 1, 2007. International sales grew by 155.6%, increasing to $13.8 million for the year to date ended June 29, 2008 from $5.4 million for the year to date ended July 1, 2007.
Gross Profit
Gross profit increased due to the increase in net sales. As a percentage of net sales, gross profit was 20.1% in the year to date ended June 29, 2008 compared with 20.1% in the year to date ended July 1, 2007.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 11.2% to $21.7 million in the year to date ended June 29, 2008 compared with $19.5 million for the year to date ended July 1, 2007 due to several factors. Stock-based compensation expense increased approximately $1.0 million in the year to date ended June 29, 2008 compared with the year to date ended July 1, 2007 due to the number and fair value of stock options expensed under SFAS 123R. Marketing and advertising costs increased approximately $0.7 million, driven by spending in online marketing vehicles. Legal costs increased approximately $0.2 million, related to our intellectual property and corporate matters. Credit card processing fees increased approximately $0.2 million, due primarily to higher sales volume. Depreciation expense related to our Ireland fulfillment center and the expansion of our U.S. fulfillment facility added approximately $0.1 million to expenses in 2008 compared with the year to date ended July 1, 2007. As a percentage of net sales, selling, general and administrative expenses were 15.0% and 13.9% in the year to date ended June 29, 2008 and the year to date ended July 1, 2007, respectively.
Other Income, Net
Other income, net, consists primarily of interest income. The decrease in interest income in the year to date ended June 29, 2008 as compared with the year to date ended July 1, 2007 is due to a decrease in interest rates and lower overall cash balances, primarily due to share repurchases.
Liquidity and Capital Resources
As of June 29, 2008, working capital totaled $21.2 million, including cash and cash equivalents of $47.2 million and inventory of $16.8 million, partially offset by accounts payable of $41.1 million. We believe that our current cash and cash equivalents, as well as cash flows from operations, will be sufficient to continue our operations and meet our capital needs for the next year.
Net cash of $33.9 million was used in operating activities for the year to date ended June 29, 2008, compared to net cash used in operating activities of $16.7 million for the year to date ended July 1, 2007. Net payment of payables totaled $44.8 million for the year to date ended June 29, 2008 and $24.1 million for the year to date ended July 1, 2007. In the first quarter, we generally have a significant pay down of our accounts payable balance that was built up during the fourth quarter holiday season. The volume of sales in the quarter ended December 30, 2007 was greater than the volume of sales in the quarter ended December 31, 2006, resulting in a higher net payment of payables in the year to date ended June 29, 2008 compared to the year to date ended July 1, 2007. This payment cycle reflects what we believe to be the beneficial working capital characteristics of our business model, wherein we collect cash from customers within several business days following a related sale while we typically have longer payment terms with our suppliers. The increase in cash used in operating activities in the year to date ended June 29, 2008 was partially offset by decreasing inventory and receivables balances.
Net cash used in investing activities of $0.9 million for the year to date ended June 29, 2008 related primarily to purchases of property and equipment to support our operations. Net cash provided by investing activities of $17.8 million for the year to date ended July 1, 2007 related primarily to net proceeds from the sale of marketable securities of $19.8 million, partially offset by purchases of property and equipment.
Net cash used in financing activities for the years to date ended June 29, 2008 and July 1, 2007 was $40.9 million and $10.5 million, respectively, related primarily to repurchases of Blue Nile, Inc. common stock. During the year to date ended June 29, 2008, we repurchased 1.0 million shares of our common stock for an aggregate purchase price of approximately $42.1 million. On July 27, 2006, our board of directors authorized the repurchase of up to $50 million of our common stock within the 24-month period following the approval date of the repurchase program. As of June 29, 2008, approximately $7.9 million remained under this repurchase authorization, which expired July 27, 2008. On February 6, 2008, our board of directors authorized the repurchase of up to an additional $100 million of Blue Nile, Inc. common stock during the 24-month period following the approval date of such additional repurchase. As of June 29, 2008, no shares had been repurchased under this repurchase authorization.

In the third quarter to date, we have repurchased an additional 466,400 shares of our common stock for $18.2 million. Since the inception of the buyback program in the first quarter of 2005, we have repurchased 4.3 million shares for a total of $155.0 million. The shares may be repurchased from time to time in open market transactions or in negotiated transactions off the market. The timing and amount of any shares repurchased is determined by management based on our evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws.
Contractual Obligations
There have been no material changes to the contractual obligations during the period covered by this report, outside of the ordinary course of business, from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 30, 2007.
Off-Balance Sheet Arrangements
As of June 29, 2008, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company’s exposure to financial market risk results primarily from fluctuations in interest rates and foreign currency exchange rates. There have been no material changes to our market risks as disclosed in our Annual Report on Form 10-K for the year ended December 30, 2007.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
During the quarter ended June 29, 2008, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed by us in our periodic reports filed or submitted under the Exchange Act with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and SEC reports. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our certifying officers concluded that as of the end of the period covered by this report, these disclosure controls and procedures are effective in the timely recording, processing, summarizing and reporting of material financial and non-financial information and are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 29, 2008, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have experienced and expect to continue to experience seasonal fluctuations in our net sales. In particular, a disproportionate amount of our net sales has been realized during the fourth quarter as a result of the December holiday season, and we expect this seasonality to continue in the future. Approximately 35%, 36%, and 36% of our net sales in the years ended December 30, 2007, December 31, 2006, and January 1, 2006, respectively, were generated during the fourth quarter of each year. In anticipation of increased sales activity during the fourth quarter, we may incur significant additional expenses, including higher inventory of jewelry and additional staffing in our fulfillment and customer support operations. If we were to experience lower than expected net sales during any future fourth quarter, it would have a disproportionately large impact on our operating results and financial condition for that year. Further, we may experience an increase in our net shipping cost due to complimentary upgrades, split-shipments, and additional long-zone shipments necessary to ensure timely delivery for the holiday season. We also experience considerable fluctuations in net sales in periods preceding other annual occasions such as Valentine’s Day and Mother’s Day. In the future, our seasonal sales patterns may become more pronounced, may strain our personnel and fulfillment activities and may cause a shortfall in net sales as compared with expenses in a given period, which would substantially harm our business and results of operations.
Our failure to acquire quality diamonds and fine jewelry at commercially reasonable prices would result in higher costs and damage our operating results and competitive position.
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
Our net sales may be negatively affected if we are required to collect taxes on purchases.
We do not collect or have imposed upon us sales or other taxes related to the products we sell, except for certain corporate level taxes, sales taxes with respect to purchases by customers located in the State of Washington and the State of New York, and certain taxes required to be collected on sales to customers outside of the United States of America. Additionally, one or more states or foreign countries may seek to impose sales or other tax collection obligations on us in the future. A successful assertion by one or more states or foreign countries that we should be collecting sales or other taxes on the sale of our products could result in substantial tax liabilities for past sales, discourage customers from purchasing products from us, decrease our competitive advantage with respect to traditional retailers or otherwise substantially harm our business and results of operations.
Currently, decisions of the U.S. Supreme Court restrict the imposition of obligations to collect state and local sales and use taxes with respect to sales made over the Internet. However, implementation of the restrictions imposed by these Supreme Court decisions is subject to interpretation by state and local taxing authorities. While we believe that these Supreme Court decisions currently restrict state and local taxing authorities outside the State of Washington from requiring us to collect sales and use taxes from purchasers located within their jurisdictions, taxing authorities outside the State of Washington could disagree with our interpretation of these decisions. Moreover, a number of states, as well as the U.S. Congress, have been considering various initiatives that could limit or supersede the Supreme Court’s position regarding sales and use taxes on Internet sales. If any state or local taxing jurisdiction were to disagree with our interpretation of the Supreme Court’s current position regarding state and local taxation of Internet sales, or if any of these initiatives were to address the Supreme Court’s constitutional concerns and result in a reversal of its current position, we could be required to collect sales and use taxes from purchasers located in other states. The imposition by state and local governments of various taxes upon Internet commerce could create administrative burdens for us and could decrease our future net sales.
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
To date, international sales have been a small portion of our business, but we have recently expanded our operations to include a fulfillment operation in Ireland to serve customers acquired through our United Kingdom website. Additionally, we have increased our product offerings and marketing and sales efforts throughout Europe, Canada and the Asia-Pacific region and anticipate continuing to expand our international sales and operations in the future either by expanding local versions of our website for foreign markets or through acquisitions or alliances with third parties. Any international expansion plans we choose to undertake will increase the complexity of our business, require attention from management and other personnel and cause additional strain on our operations, technology systems, financial resources and our internal financial control and reporting functions. Further, our expansion efforts may be unsuccessful. We have minimal experience in selling our products in international markets and in conforming to the local cultures, standards or policies necessary to successfully compete in those markets. Outside of the United Kingdom and Canada, we have very limited web content localized for foreign markets and we cannot be certain that we will be able to expand our global presence if we choose to further expand internationally. In addition, we may have to compete with retailers that have more experience with local markets. Our ability to expand and succeed internationally may also be limited by the demand for our products, the ability of our brand to resonate with foreign consumers and the adoption of electronic commerce in these markets. Different privacy, censorship and liability standards and regulations and different intellectual property laws in foreign countries may prohibit expansion into such markets or cause our business and results of operations to suffer.
Our current and future international operations may also fail to succeed due to other risks inherent in foreign operations, including:
•	the need to develop new supplier and jeweler relationships;

•	international regulatory requirements, tariffs and duties;

•	difficulties in staffing and managing foreign operations;

•	longer payment cycles from credit card companies;

•	greater difficulty in accounts receivable collection;

•	our reliance on third-party carriers for product shipments to our customers;

•	risk of theft of our products during shipment;

•	limited shipping and insurance options for us and our customers;

•	potential adverse tax consequences;

•	foreign currency exchange risk;

•	lack of infrastructure to adequately conduct electronic commerce transactions or fulfillment operations;

•	unclear foreign intellectual property protection laws;

•	laws and regulations related to corporate governance and employee/employer relationships;

•	price controls or other restrictions on foreign currency;

•	difficulties in obtaining export, import or other business licensing requirements;

•	increased payment risk and greater difficulty addressing credit card fraud;

•	consumer and data protection laws;

•	lower levels of adoption or use of the Internet; and

•	geopolitical events, including war and terrorism.
Our failure to successfully expand our international operations may cause our business and results of operations to suffer.

We rely on our suppliers, third-party carriers and third-party jewelers as part of our fulfillment process, and these third parties may fail to adequately serve our customers.
We significantly rely on our suppliers to promptly ship us diamonds ordered by our customers. Any failure by our suppliers to sell and ship such products to us in a timely manner will have an adverse effect on our ability to fulfill customer orders and harm our business and results of operations. Our suppliers, in turn, rely on third-party carriers to ship diamonds to us, and in some cases, directly to our customers. We also rely on third-party carriers for product shipments to our customers. We and our suppliers are therefore subject to the risks, including employee strikes, inclement weather and rising fuel costs associated with such carriers’ abilities to provide delivery services to meet our and our suppliers’ shipping needs. In addition, for some customer orders we rely on third-party jewelers to assemble the product. Our suppliers’, third-party carriers’ or third-party jewelers’ failure to deliver high-quality products to us or our customers in a timely manner or to otherwise adequately serve our customers would damage our reputation and brand and substantially harm our business and results of operations.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Below is a summary of stock repurchases during the quarter ended June 29, 2008.
Issuer Purchases of Equity Securities
(Dollars in thousands except per share amounts)

			Total number of	Approximate dollar
			shares purchased as	value of shares that
			part of publicly	may yet be
	Total number of	Average price	announced plans or	purchased under the
Period	shares purchased	paid per share	programs	plans or programs
				(1)
March 31, 2008 through April 27, 2008	–	$–	–	$108,337

April 28, 2008 through May 25, 2008	5,900	$45.02	5,900	$108,071

May 26, 2008 through June 29, 2008	4,600	$42.03	4,600	$107,877

Total shares purchased	10,500		10,500

(1)	On July 27, 2006, our board of directors authorized the repurchase of up to $50 million of the Company’s common stock within the 24-month period following the approval date of such repurchase. As of June 29, 2008, approximately $7.9 million remained under this repurchase authorization. On February 6, 2008, our board of directors authorized the repurchase of up to an additional $100 million of Blue Nile, Inc. common stock during the subsequent 24-month period following the approval date of such additional repurchase. As of June 29, 2008, no shares had been repurchased under this repurchase authorization. The shares may be repurchased from time to time in open market transactions or in negotiated transactions off the market. The timing and amount of any shares repurchased is determined by the Company’s management based on its evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws.

Item 4. Submission of Matters to a Vote of Security Holders
At the Annual Meeting of Stockholders of the Company held on May 20, 2008, the stockholders elected three directors to serve until the 2011 Annual Meeting of Stockholders, ratified the Audit Committee’s selection of Deloitte & Touche LLP to serve as the Company’s independent registered public accounting firm for the fiscal year ending January 4, 2009, and approved the terms of the 2004 Equity Incentive Plan. The terms of the other members of the Company’s Board of Directors, Mary Alice Taylor, Michael Potter, Steve Scheid, Diane Irvine and Joseph Jimenez, continued after the 2008 Annual Meeting of Stockholders. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended.
The table below shows the results of the stockholders’ voting:

			Votes Withheld/	Broker Non-
	Votes in Favor	Votes Against	Abstentions	Votes
Proposal 1:
Election of three directors for three-year terms expiring at the 2011 annual meeting of stockholders:
Mark Vadon	14,102,163	NA	102,127	NA
Eric Carlborg	14,084,291	NA	119,999	NA
Joanna Strober	14,096,623	NA	107,667	NA

Proposal 2:
Ratification of the selection of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending January 4, 2009	14,112,860	13,256	78,173	NA

Proposal 3:
Approval of the terms of the Company’s 2004 Equity Incentive Plan	8,112,485	5,151,319	82,517	1,604,886

Item 6. Exhibits

Exhibit
Number		Description
3	.1(1)	Amended and Restated Certificate of Incorporation of Blue Nile, Inc.
3	.2(2)	Amended and Restated Bylaws of Blue Nile, Inc.
3	.3(3)	Amendment to the Bylaws of Blue Nile, Inc.
4.1		Reference is made to Exhibits 3.1, 3.2 and 3.3.
4	.2(4)	Specimen Stock Certificate.
4	.3(2)	Fourth Amended and Restated Investor Rights Agreement dated June 29, 2001 by and between Blue Nile, Inc. and certain holders of Blue Nile, Inc.’s preferred stock.
10	.1(5)+	Offer letter to Marc Stolzman, dated May 2, 2008.
10	.2(6)+	2008 Executive Officer Cash Incentive Plan.
31	.1(7)	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31	.2(7)	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32	.1(7)*	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
32	.2(7)*	Certification of Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Previously filed as Exhibit 3.1 to Blue Nile, Inc.’s Form 10-Q for the quarterly period ended July 4, 2004 (No. 000-50763), as filed with the Securities and Exchange Commission on August 6, 2004, and incorporated by reference herein.
(2)	Previously filed as the like numbered exhibit to Blue Nile, Inc.’s Registration Statement on Form S-1 (No. 333-113494), as filed with the Securities and Exchange Commission on March 11, 2004, as amended, and incorporated by reference herein.
(3)	Previously filed as Exhibit 3.2 to Blue Nile, Inc.’s Current Report on Form 8-K (No. 000-50763), as filed with the Securities and Exchange Commission on February 7, 2008, and incorporated by reference herein.
(4)	Previously filed as Exhibit 4.2 to Blue Nile, Inc.’s Registration Statement on Form S-1/A (No. 333-113494), as filed with the Securities and Exchange Commission on May 4, 2004, as amended, and incorporated by reference herein.
(5)	Previously filed as Exhibit 10.1 to Blue Nile, Inc.’s Current Report on Form 8-K (No. 000-50763), as filed with the Securities and Exchange Commission on May 6, 2008, and incorporated by reference herein.
(6)	Previously filed on Blue Nile, Inc.’s Current Report on Form 8-K (No. 000-50763), as filed with the Securities and Exchange Commission on May 19, 2008, and incorporated by reference herein.
(7)	Filed herewith.

+	Indicates management contract or compensatory plan.
*	The certifications attached as Exhibits 32.1 and 32.2 accompany this quarterly report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Blue Nile, Inc. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUE NILE, INC.

Registrant

Date: August 7, 2008

/s/ Marc D. Stolzman

Marc D. Stolzman Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Exhibit Index

Exhibit
Number		Description
3	.1(1)	Amended and Restated Certificate of Incorporation of Blue Nile, Inc.
3	.2(2)	Amended and Restated Bylaws of Blue Nile, Inc.
3	.3(3)	Amendment to the Bylaws of Blue Nile, Inc.
4.1		Reference is made to Exhibits 3.1, 3.2 and 3.3.
4	.2(4)	Specimen Stock Certificate.
4	.3(2)	Fourth Amended and Restated Investor Rights Agreement dated June 29, 2001 by and between Blue Nile, Inc. and certain holders of Blue Nile, Inc.’s preferred stock.
10	.1(5)+	Offer letter to Marc Stolzman, dated May 2, 2008.
10	.2(6)+	2008 Executive Officer Cash Incentive Plan.
31	.1(7)	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31	.2(7)	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32	.1(7)*	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
32	.2(7)*	Certification of Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Previously filed as Exhibit 3.1 to Blue Nile, Inc.’s Form 10-Q for the quarterly period ended July 4, 2004 (No. 000-50763), as filed with the Securities and Exchange Commission on August 6, 2004, and incorporated by reference herein.
(2)	Previously filed as the like numbered exhibit to Blue Nile, Inc.’s Registration Statement on Form S-1 (No. 333-113494), as filed with the Securities and Exchange Commission on March 11, 2004, as amended, and incorporated by reference herein.
(3)	Previously filed as Exhibit 3.2 to Blue Nile, Inc.’s Current Report on Form 8-K (No. 000-50763), as filed with the Securities and Exchange Commission on February 7, 2008, and incorporated by reference herein.
(4)	Previously filed as Exhibit 4.2 to Blue Nile, Inc.’s Registration Statement on Form S-1/A (No. 333-113494), as filed with the Securities and Exchange Commission on May 4, 2004, as amended, and incorporated by reference herein.
(5)	Previously filed as Exhibit 10.1 to Blue Nile, Inc.’s Current Report on Form 8-K (No. 000-50763), as filed with the Securities and Exchange Commission on May 6, 2008, and incorporated by reference herein.
(6)	Previously filed on Blue Nile, Inc.’s Current Report on Form 8-K (No. 000-50763), as filed with the Securities and Exchange Commission on May 19, 2008, and incorporated by reference herein.
(7)	Filed herewith.

+	Indicates management contract or compensatory plan.
*	The certifications attached as Exhibits 32.1 and 32.2 accompany this quarterly report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Blue Nile, Inc. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.