Form 10-Q
period 2008-09-28
BLUE NILE INC
filed 2008-11-07
CIK 1091171

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of October 24, 2008, the registrant had 14,490,353 shares of common stock outstanding.

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

BLUE NILE, INC.
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BLUE NILE, INC.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except par value)

	September 28,	December 30,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$26,591	$122,793
Trade accounts receivable	1,440	2,452
Other accounts receivable	941	1,124
Inventories	17,962	20,906
Deferred income taxes	538	799
Prepaids and other current assets	1,482	1,072

Total current assets	48,954	149,146
Property and equipment, net	7,677	7,601
Intangible assets, net	279	286
Deferred income taxes	4,731	3,489
Other assets	64	64

Total assets	$61,705	$160,586

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40,486	$85,866
Accrued liabilities	4,485	9,549
Current portion of long-term financing obligation	40	38
Current portion of deferred rent	219	238

Total current liabilities	45,230	95,691
Long-term financing obligation, less current portion	850	880
Deferred rent, less current portion	431	538
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, none issued and outstanding
Common stock, $0.001 par value; 300,000 shares authorized;
19,657 shares and 19,513 shares issued, respectively
14,522 shares and 15,973 shares outstanding, respectively	20	20
Additional paid-in capital	143,074	134,207
Deferred compensation	—	(3)
Accumulated other comprehensive income	84	75
Retained earnings	32,680	24,569
Treasury stock, at cost; 5,135 shares and 3,540 shares outstanding, respectively	(160,664)	(95,391)

Total stockholders’ equity	15,194	63,477

Total liabilities and stockholders’ equity	$61,705	$160,586

The accompanying notes are an integral part of these condensed consolidated financial statements

BLUE NILE, INC.
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Quarter ended		Year to date ended
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007
Net sales	$65,376	$67,355	$209,542	$207,358
Cost of sales	52,114	53,998	167,233	165,809

Gross profit	13,262	13,357	42,309	41,549

Selling, general and administrative expenses	9,980	9,744	31,636	29,217

Operating income	3,282	3,613	10,673	12,332

Other income (expense), net:
Interest income, net	184	947	1,299	2,723
Other income	95	13	471	228

Total other income (expense), net	279	960	1,770	2,951

Income before income taxes	3,561	4,573	12,443	15,283
Income tax expense	1,226	1,601	4,332	5,367

Net income	$2,335	$2,972	$8,111	$9,916

Basic net income per share	$0.16	$0.19	$0.54	$0.62

Diluted net income per share	$0.15	$0.18	$0.52	$0.59

The accompanying notes are an integral part of these condensed consolidated financial statements

BLUE NILE, INC.
     Condensed Consolidated Statement of Changes in Stockholders’ Equity
(unaudited)
(in thousands)

			Additional			Accumulated Other			Total
	Common Stock		Paid-in	Deferred	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Compensation	Earnings	Income	Shares	Amount	Equity
Balance, December 30, 2007	19,513	$20	$134,207	$(3)	$24,569	$75	(3,540)	$(95,391)	$63,477
Net income					8,111				8,111
Other comprehensive income:
Foreign currency translation adjustment						9			9

Total comprehensive income									8,120
Tax benefit from exercise of stock options			511						511
Amortization of deferred stock compensation				3					3
Exercise of common stock options	142		2,984						2,984
Issuance of common stock to directors	2		90						90
Stock-based compensation			5,282						5,282
Repurchase of common stock							(1,595)	(65,273)	(65,273)

Balance, September 28, 2008	19,657	$20	$143,074	$—	$32,680	$84	(5,135)	$(160,664)	$15,194

The accompanying notes are an integral part of these condensed consolidated financial statements

BLUE NILE, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Year to date ended
	September 28,	September 30,
	2008	2007
Operating activities:
Net income	$8,111	$9,916
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,512	1,184
Loss (gain) on disposal of property and equipment	20	(6)
Stock-based compensation	5,298	4,129
Deferred income taxes	(981)	(809)
Tax benefit from exercise of stock options	511	6,209
Excess tax benefit from exercise of stock options	(141)	(1,599)
Changes in assets and liabilities:
Receivables	1,195	(563)
Inventories	2,944	(683)
Prepaid federal income taxes	(440)	(2,985)
Prepaid expenses and other assets	30	(360)
Accounts payable	(45,380)	(26,291)
Accrued liabilities	(5,093)	(2,180)
Deferred rent and other	(78)	(2)

Net cash used in operating activities	(32,492)	(14,040)

Investing activities:
Purchases of property and equipment	(1,553)	(3,577)
Proceeds from the sale of property and equipment	10	8
Purchases of marketable securities		(20,230)
Proceeds from the maturity of marketable securities		40,000
Transfers of restricted cash		120

Net cash (used in) provided by investing activities	(1,543)	16,321

Financing activities:
Repurchase of common stock	(65,273)	(13,532)
Proceeds from stock option exercises	2,984	5,366
Excess tax benefit from exercise of stock options	141	1,599
Principal payments under long-term financing obligation	(28)

Net cash used in financing activities	(62,176)	(6,567)

Effect of exchange rate changes on cash and cash equivalents	9	45

Net decrease in cash and cash equivalents	(96,202)	(4,241)

Cash and cash equivalents, beginning of period	122,793	78,540

Cash and cash equivalents, end of period	$26,591	$74,299

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 30, 2007, filed with the Securities and Exchange Commission on February 27, 2008. The same accounting policies are followed for preparing quarterly and annual financial statements. In the opinion of management, all adjustments necessary for the fair presentation of the financial position, results of operations and cash flows for the interim period have been included and are of a normal, recurring nature.
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
Foreign Currency Translation
The assets and liabilities of Jewellery have been translated to U.S. dollars using the exchange rates effective on the balance sheet dates, while income and expense accounts are translated at the average rates in effect during the periods presented. The resulting translation adjustments are recorded in accumulated other comprehensive income.

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
Note 2. Stock-based Compensation
We account for stock-based compensation arrangements in accordance with the provisions of SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”). Stock options are granted at prices equal to the fair market value of our common stock on the date of grant. Stock-based compensation is reduced for estimated forfeitures and compensation expense is recognized on a straight-line basis over the requisite service period for each stock option grant. Stock options granted generally provide for 25% vesting on the first anniversary of the date of grant, with the remainder vesting monthly in equal amounts over three years, and expire 10 years from the date of grant. As of September 28, 2008 we had four stock option plans. Additional information regarding these plans is disclosed in our Annual Report on Form 10-K for the year ended December 30, 2007.
The fair value of each option on the date of grant is estimated using the Black-Scholes-Merton option valuation model. The following weighted-average assumptions were used for the valuation of options granted during the periods presented:

	Quarter ended		Year to date ended
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007
Expected term	4 years	4.5 years	4 years	4.5 years
Expected volatility	48.9%	36.8%	47.8%	36.7%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	2.79%	4.27%	2.54%	4.33%

Estimated fair value per option granted	$16.85	$30.75	$17.55	$28.98
The assumptions used to calculate the fair value of options granted are evaluated and revised, if necessary, to reflect market conditions and our experience.

Blue Nile, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
A summary of stock option activity for the year to date ended September 28, 2008 is as follows:

			Weighted Average
		Weighted	Remaining	Aggregate
	Options	Average	Contractural Term	Intrinsic Value
	(in thousands)	Exercise Price	(in years)	(in thousands)
Balance, December 30, 2007	2,037	$32.84
Granted	494	44.00
Exercised	(142)	21.06
Cancelled	(111)	62.27

Balance, September 28, 2008	2,278	$34.56	7.20	$29,797

Vested and expected to vest at September 28, 2008	2,055	$33.24	7.04	$28,807
Exercisable, September 28, 2008	1,315	$25.04	6.01	$26,209
The aggregate intrinsic value in the table above is before applicable income taxes and represents the amount option recipients would have received if all options had been exercised on the last business day of the period indicated, based on our closing stock price.
The total intrinsic value of options exercised during the year to date ended September 28, 2008 was $3.3 million. During the year to date ended September 28, 2008, the total fair value of options vested was $5.0 million. As of September 28, 2008, we had total unrecognized compensation costs related to unvested stock options of $14.5 million. We expect to recognize this cost over a weighted average period of 2.8 years.
Note 3. Inventories
Inventories are stated at cost and consist of the following:

	September 28,	December 30,
	2008	2007
Loose diamonds	$774	$690
Fine jewelry, watches and other	17,188	20,216

	$17,962	$20,906

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
The following tables set forth the computation of basic and diluted net income per share:

	Quarter ended		Year to date ended
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007
Net income	$2,335	$2,972	$8,111	$9,916

Weighted average common shares outstanding	14,621	15,959	15,080	15,879

Basic net income per share	$0.16	$0.19	$0.54	$0.62

Dilutive effect of stock options	579	953	643	877

Common stock and common stock equivalents	15,200	16,912	15,723	16,756

Diluted net income per share	$0.15	$0.18	$0.52	$0.59

For the quarter and year to date ended September 28, 2008, we excluded 690,020 and 535,276 stock option shares, respectively, from the computation of diluted net income per share due to their antidilutive effect. For the quarter and year to date ended September 30, 2007, we excluded 96,250 and 44,678 stock option shares, respectively, from the computation of diluted net income per share due to their antidilutive effect.

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
Quarter Ended September 28, 2008 Highlights
During the quarter ended September 28, 2008, the economic environment and consumer sentiment in the United States continued to weaken and impacted our sales results for the period. The tightening of credit and deterioration of financial markets became more severe throughout the quarter and spread beyond the U.S. to Europe and Asia. Sales to our international markets grew 53% during the quarter as compared to a 179% year-on-year growth rate in the second quarter of 2008. We believe the macro-economic environment will continue to adversely affect our sales growth for the foreseeable future.
Our results were also impacted during the quarter by inflation in costs for our merchandise. In late May 2008, there was a significant wholesale price increase for diamonds, which negatively impacted demand in the second and third quarters.
Despite the challenging retail jewelry environment, we were successful in increasing our gross profit as a percentage of sales and we managed our general and administrative expenses in a disciplined manner. For the quarter ended September 28, 2008, we achieved net income of $2.3 million and $0.15 diluted net income per share.

Results of Operations
Comparison of the Quarter Ended September 28, 2008 to the Quarter Ended September 30, 2007
The following table presents our operating results for the quarters ended September 28, 2008 and September 30, 2007, respectively, including a comparison of the financial results for these periods (dollars in thousands, except per share data):

	Quarter ended
	September 28,	September 30,
	2008	2007	$ Change	% Change
Net sales	$65,376	$67,355	$(1,979)	-2.9%
Cost of sales	52,114	53,998	(1,884)	-3.5%

Gross profit	13,262	13,357	(95)	-0.7%

Selling, general and administrative expenses	9,980	9,744	236	2.4%

Operating income	3,282	3,613	(331)	-9.2%

Other income (expense), net:
Interest income	184	947	(763)	-80.6%
Other income	95	13	82	*

Total other income (expense), net	279	960	(681)	-70.9%

Income before income taxes	3,561	4,573	(1,012)	-22.1%
Income tax expense	1,226	1,601	(375)	-23.4%

Net income	$2,335	$2,972	$(637)	-21.4%

Basic net income per share	$0.16	$0.19	$(0.03)	-15.8%

Diluted net income per share	$0.15	$0.18	$(0.03)	-16.7%

*	Not meaningful
Net Sales
Net sales decreased 2.9% during the quarter ended September 28, 2008 compared with the quarter ended September 30, 2007. Sales were impacted by the deterioration in the economic environment, the downturn in consumer spending and increased wholesale prices for diamonds. Net sales in the U.S. totaled $58.4 million during the quarter ended September 28, 2008, compared with $62.9 million during the quarter ended September 30, 2007. International sales experienced growth of 53% in the quarter ended September 28, 2008, increasing to $6.9 million from $4.5 million in the quarter ended September 30, 2007. Our international sales are defined as products sold through our U.S., U.K. and Canadian websites and delivered to customers outside the U.S. In May 2007, we launched the capability to transact in local currency on our U.K. and Canadian websites. The third quarter ended September 28, 2008 was the first full quarter in which we had anniversaried the local currency websites, which we believe had an impact on the growth rates in our international net sales in addition to the economic environment, strengthening of the U.S. dollar and increased diamond prices. While our international sales growth significantly outpaced sales growth in the United States, our international growth may be impacted in the future by the economic weakness, extreme tightening of the credit markets, currency fluctuations and deterioration in financial markets that began to occur on a global basis during the quarter ended September 28, 2008.

Gross Profit
The decrease in gross profit in the quarter ended September 28, 2008 compared with the quarter ended September 30, 2007 resulted from the sales decline for the period. Gross profit as a percentage of net sales increased to 20.3% in the quarter ended September 28, 2008 compared with 19.8% in the quarter ended September 30, 2007. In the quarter ended September 28, 2008, we had a higher proportion of sales in the non-engagement jewelry category than in the quarter ended September 30, 2007, which typically carries a higher gross margin than the engagement category. We expect that gross profit will fluctuate in the future based on changes in product acquisition costs, particularly diamond prices, product mix and pricing decisions.
Selling, General and Administrative Expenses
Selling, general and administrative expenses of $10.0 million increased 2.4% in the quarter ended September 28, 2008 compared with the quarter ended September 30, 2007 due to several factors. Stock-based compensation increased approximately $0.2 million in the quarter ended September 28, 2008 compared with the quarter ended September 30, 2007 due to the number and fair value of stock options expensed under SFAS 123R. Legal costs increased approximately $0.2 million related to intellectual property and other corporate matters. Marketing and advertising costs increased approximately $0.2 million, driven by increased spending in online marketing vehicles. Depreciation expense increased by approximately $0.1 million in the quarter ended September 28, 2008 compared with the quarter ended September 30, 2007, primarily due to the expansion of our U.S. fulfillment facility and the addition of our Ireland fulfillment center in 2007. These increases were partially offset by a $0.4 million decrease in payroll and related taxes. As a percentage of net sales, selling, general and administrative expenses totaled 15.3% in the quarter ended September 28, 2008 compared to 14.5% in the quarter ended September 30, 2007.
We expect selling, general and administrative expenses to increase in absolute dollars in future periods as a result of our marketing effort to drive increases in net sales, growth in our fulfillment and customer service operations to support future business growth, increases in credit card processing fees and rates, additional personnel, increases in stock-based compensation expense and other volume-related and corporate expenses.
Other Income, Net
Interest income decreased in the quarter ended September 28, 2008 as compared with the quarter ended September 30, 2007 due to a decrease in interest rates and lower overall cash balances resulting primarily from share repurchases.
Comparison of the Year to Date Ended September 28, 2008 to the Year to Date Ended September 30, 2007
The following table presents our operating results for the years to date ended September 28, 2008 and September 30, 2007, respectively, including a comparison of the financial results for these periods (dollars in thousands, except per share data):

	Year to date ended
	September 28,	September 30,
	2008	2007	$ Change	% Change
Net sales	$209,542	$207,358	$2,184	1.1%
Cost of sales	167,233	165,809	1,424	0.9%

Gross profit	42,309	41,549	760	1.8%

Selling, general and administrative expenses	31,636	29,217	2,419	8.3%

Operating income	10,673	12,332	(1,659)	-13.5%

Other income (expense), net:
Interest income	1,299	2,723	(1,424)	-52.3%
Other income	471	228	243	*

Total other income (expense), net	1,770	2,951	(1,181)	-40.0%

Income before income taxes	12,443	15,283	(2,840)	-18.6%
Income tax expense	4,332	5,367	(1,035)	-19.3%

Net income	$8,111	$9,916	$(1,805)	-18.2%

Basic net income per share	$0.54	$0.62	$(0.08)	-12.9%

Diluted net income per share	$0.52	$0.59	$(0.07)	-11.9%

*	Not meaningful
Net Sales
For the year to date ended September 28, 2008, net sales increased 1.1% compared with the year to date September 30, 2007. In 2008, our sales in the United States have been significantly impacted by the weakness in the economic environment and the slowdown in consumer spending that have continued to intensify throughout the year. Sales have also been impacted by rising prices for diamonds. Net sales in the U.S. totaled $188.8 million for the year to date ended September 28, 2008, compared with $197.8 million for the year to date ended September 30, 2007. International sales grew by 110%, increasing to $20.8 million for the year to date ended September 28, 2008 from $9.9 million for the year to date ended September 30, 2007. We have expanded our international business by offering our products to customers in over 25 new countries outside of the United States through our U.S. and U.K. websites during 2008. While we are pleased with the growth in our international sales for the year to date, we believe that the recent tightening of credit and deterioration of equity markets throughout Europe and Asia may negatively impact our international sales growth in the near-term.
Gross Profit
Gross profit increased due to the increase in net sales. As a percentage of net sales, gross profit increased to 20.2% in the year to date ended September 28, 2008 compared with 20.0% in the year to date ended September 30, 2007.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 8.3% to $31.6 million in the year to date ended September 28, 2008 compared with $29.2 million for the year to date ended September 30, 2007 due to several factors. Stock-based compensation expense increased approximately $1.2 million in the year to date ended September 28, 2008 compared with the year to date ended September 30, 2007 due to the number and fair value of stock options expensed under SFAS 123R. Marketing and advertising costs increased approximately $0.9 million, driven by spending in online marketing vehicles. Legal costs increased approximately $0.4 million related to intellectual property and corporate matters. Credit card processing fees increased approximately $0.2 million due to higher credit card sales volume and higher merchant fee rates. Depreciation expense added approximately $0.2 million to expenses in 2008 compared with the year to date ended September

30, 2007, primarily due to the expansion of our U.S. fulfillment facility and the addition of our Ireland fulfillment center in 2007. These increases were partially offset by a $0.3 million decrease in payroll and related taxes. As a percentage of net sales, selling, general and administrative expenses were 15.1% and 14.1% in the year to date ended September 28, 2008 and the year to date ended September 30, 2007, respectively.
Other Income, Net
The decrease in interest income in the year to date ended September 28, 2008 as compared with the year to date ended September 30, 2007 is due to a decrease in interest rates and lower overall cash balances, primarily due to share repurchases.
Liquidity and Capital Resources
As of September 28, 2008, working capital totaled $3.7 million, including cash and cash equivalents of $26.6 million and inventory of $18.0 million, partially offset by accounts payable of $40.5 million. We believe that our current cash and cash equivalents, as well as cash flows from operations, will be sufficient to continue our operations and meet our capital needs for the next year.
Net cash of $32.5 million was used in operating activities for the year to date ended September 28, 2008, compared to net cash used in operating activities of $14.0 million for the year to date ended September 30, 2007. Net payment of payables totaled $45.4 million for the year to date ended September 28, 2008 and $26.3 million for the year to date ended September 30, 2007. In the first quarter, we generally have a significant pay down of our accounts payable balance that was built up during the fourth quarter holiday season. The volume of sales in the quarter ended December 30, 2007 was greater than the volume of sales in the quarter ended December 31, 2006, resulting in a higher net payment of payables in the year to date ended September 28, 2008 compared to the year to date ended September 30, 2007. This payment cycle reflects what we believe to be the beneficial working capital characteristics of our business model, wherein we collect cash from customers within several business days following a related sale while we typically have longer payment terms with our suppliers.
Net cash used in investing activities of $1.5 million for the year to date ended September 28, 2008 related primarily to purchases of property and equipment to support our operations. Net cash provided by investing activities of $16.3 million for the year to date ended September 30, 2007 related primarily to net proceeds from the sale of marketable securities of $19.8 million, partially offset by purchases of property and equipment of $3.6 million.
Net cash used in financing activities for the years to date ended September 28, 2008 and September 30, 2007 was $62.2 million and $6.6 million, respectively, related primarily to repurchases of Blue Nile, Inc. common stock, partially offset by proceeds from the exercise of stock options.
During the year to date ended September 28, 2008, we repurchased 1.6 million shares of our common stock for an aggregate purchase price of approximately $65.3 million. On July 27, 2006, our board of directors authorized the repurchase of up to $50 million of our common stock within the 24-month period following the approval date of the repurchase program. This repurchase authorization expired on July 27, 2008. On February 6, 2008, our board of directors authorized the repurchase of up to an additional $100 million of Blue Nile, Inc. common stock during the 24-month period following the approval date of such additional repurchase. As of September 28, 2008, approximately $84.7 million remains under this repurchase authorization. Since the inception of the buyback program in the first quarter of 2005 through September 28, 2008, we have repurchased 4.4 million shares for a total of $160.0 million. The shares may be repurchased from time to time in open market transactions or in negotiated transactions off the market. The timing and amount of any shares repurchased is determined by management based on our evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws.
Contractual Obligations
There have been no material changes to the contractual obligations during the period covered by this report, outside of the ordinary course of business, from those disclosed in our Annual Report on Form 10-K for the year ended December 30, 2007.

Off-Balance Sheet Arrangements
As of September 28, 2008, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company’s exposure to financial market risk results primarily from fluctuations in interest rates and foreign currency exchange rates. There have been no material changes to our market risks as disclosed in our Annual Report on Form 10-K for the year ended December 30, 2007.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
During the quarter ended September 28, 2008, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed by us in our periodic reports filed or submitted under the Exchange Act with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and SEC reports. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our certifying officers concluded that as of the end of the period covered by this report, these disclosure controls and procedures are effective in the timely recording, processing, summarizing and reporting of material financial and non-financial information and are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 28, 2008, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
General economic factors may materially adversely affect our financial performance and results of operations.
The Company’s financial performance and results of operations depend significantly on worldwide economic conditions and their impact on consumer spending. Luxury products, such as diamonds and fine jewelry, are discretionary purchases for consumers. Recessionary economic cycles, higher interest rates, higher fuel and energy costs, inflation, levels of unemployment, conditions in the residential real estate and mortgage markets, access to credit, consumer debt levels, unsettled financial markets and other economic factors that may affect consumer spending or buying habits could materially adversely affect demand for our products. In addition, the recent turmoil in the financial markets may have an adverse effect on the United States and world economy, which could negatively impact consumer spending patterns for the foreseeable future. There can be no assurances that government responses to the disruptions in the financial markets will restore consumer confidence. Reductions in consumer spending or disposable income may affect us more significantly than companies in other industries and companies with a diversified product offering.
The prices of commodity products, such as diamonds and gold, are subject to fluctuations arising from changes in supply and demand, competition and market speculation. Rapid and significant changes in commodity prices, particularly diamonds, may materially adversely affect our sales and profit margins by increasing the prices for our products. Also, economic factors such as increased shipping costs, inflation, higher costs of labor, insurance and healthcare, and changes in other laws and regulations may increase our cost of sales and our selling, general and administrative expenses, and otherwise adversely affect our financial condition and results of operations.
Our cash and cash equivalents are concentrated in a few financial institutions
We maintain the majority of our cash and cash equivalents in accounts with three major financial institutions in the United States of America, in the form of demand deposits, money market accounts and other short-term investments. Deposits in these institutions may exceed the amounts of insurance provided on such deposits. If any of these institutions becomes insolvent, it could substantially harm our financial condition and we may lose some, or all, of such deposits.
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
If we are unable to acquire quality diamonds and fine jewelry at commercially reasonable prices, our costs may exceed our forecasts, our gross margins and operating results may suffer and our competitive position could be damaged. The success of our business model depends, in part, on our ability to offer quality products to customers at prices that are below those of traditional jewelry retailers. Because of our virtual inventory model, our prices are much more sensitive to rapid increases in commodity prices, particularly for diamonds that traditional retailers hold in inventory.
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
On July 27, 2006, our board of directors authorized the repurchase of up to $50 million of Blue Nile, Inc. common stock during the 24-month period following the approval date of such repurchases. This repurchase authorization expired on July 27, 2008. On February 6, 2008, our board of directors authorized the repurchase of up to an additional $100 million of Blue Nile, Inc. common stock during the 24-month period following the approval date of the additional repurchases. These repurchases and any repurchases we may make in the future may not prove to be at optimal prices and our use of cash for the stock repurchase program may not prove to be the best use of our cash resources and may adversely impact our future liquidity.
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
We rely on our relationships with third-party consumer credit companies to offer financing for the purchase of our products.
The purchase of the diamond and fine jewelry products we sell is a substantial expense for many of our customers. We currently rely on our relationships with a financial institution and a consumer finance company to provide financing to our customers. If we are unable to maintain these or other similar arrangements, we may not be able to offer financing alternatives to our customers, which may reduce demand for our products and substantially harm our business and results of operations.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Below is a summary of stock repurchases during the quarter ended September 28, 2008.
Issuer Purchases of Equity Securities
(Dollars in thousands except per share amounts)

			Total number of	Approximate dollar
			shares purchased as	value of shares that
			part of publicly	may yet be
	Total number of	Average price	announced plans or	purchased under the
Period	shares purchased	paid per share	programs	plans or programs
				(1)
June 30, 2008 through July 27, 2008	466,400	$38.92	466,400	$89,723

July 28, 2008 through August 24, 2008	—	$—	—	$89,723

August 25, 2008 through September 28, 2008	127,300	$39.25	127,300	$84,726

Total shares purchased	593,700		593,700

(1)	On July 27, 2006, our board of directors authorized the repurchase of up to $50 million of our common stock within the 24-month period following the approval date of the repurchase program. This repurchase authorization expired on July 27, 2008. On February 6, 2008, our board of directors authorized the repurchase of up to an additional $100 million of Blue Nile, Inc. common stock during the subsequent 24-month period following the approval date of such additional repurchases. As of September 28, 2008, approximately $84.7 million remains under this repurchase authorization. The shares may be repurchased from time to time in open market transactions or in negotiated transactions off the market. The timing and amount of any shares repurchased is determined by management based on our evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws.

Item 6. Exhibits

Exhibit
Number		Description
3.1	(1)	Amended and Restated Certificate of Incorporation of Blue Nile, Inc.

3.2	(2)	Amended and Restated Bylaws of Blue Nile, Inc.

3.3	(3)	Amendment to the Bylaws of Blue Nile, Inc.

4.1		Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	(4)	Specimen Stock Certificate.

4.3	(2)	Fourth Amended and Restated Investor Rights Agreement dated June 29, 2001 by and between Blue Nile, Inc. and certain holders of Blue Nile, Inc.’s preferred stock.

10.1	(5)	Third Amended and Restated 2004 Non-Employee Directors’ Stock Option Plan

10.2	(5)	Amendment to the Blue Nile, Inc. Executive Officer Cash Incentive Plan

31.1	(5)	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	(5)	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	(5)*	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2	(5)*	Certification of Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Previously filed as Exhibit 3.1 to Blue Nile, Inc.’s Form 10-Q for the quarterly period ended July 4, 2004 (No. 000-50763), as filed with the Securities and Exchange Commission on August 6, 2004, and incorporated by reference herein.

(2)	Previously filed as the like numbered exhibit to Blue Nile, Inc.’s Registration Statement on Form S-1 (No. 333-113494), as filed with the Securities and Exchange Commission on March 11, 2004, as amended, and incorporated by reference herein.

(3)	Previously filed as Exhibit 3.2 to Blue Nile, Inc.’s Current Report on Form 8-K (No. 000-50763), as filed with the Securities and Exchange Commission on February 7, 2008, and incorporated by reference herein.

(4)	Previously filed as Exhibit 4.2 to Blue Nile, Inc.’s Registration Statement on Form S-1/A (No. 333-113494), as filed with the Securities and Exchange Commission on May 4, 2004, as amended, and incorporated by reference herein.

(5)	Filed herewith.

*	The certifications attached as Exhibits 32.1 and 32.2 accompany this quarterly report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Blue Nile, Inc. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUE NILE, INC.

Registrant
Date: November 5, 2008
/s/ Marc D. Stolzman

Marc D. Stolzman Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Exhibit Index

Exhibit
Number		Description
3.1	(1)	Amended and Restated Certificate of Incorporation of Blue Nile, Inc.

3.2	(2)	Amended and Restated Bylaws of Blue Nile, Inc.

3.3	(3)	Amendment to the Bylaws of Blue Nile, Inc.

4.1		Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	(4)	Specimen Stock Certificate.

4.3	(2)	Fourth Amended and Restated Investor Rights Agreement dated June 29, 2001 by and between Blue Nile, Inc. and certain holders of Blue Nile, Inc.’s preferred stock.

10.1	(5)	Third Amended and Restated 2004 Non-Employee Directors’ Stock Option Plan

10.2	(5)	Amendment to the Blue Nile, Inc. Executive Officer Cash Incentive Plan

31.1	(5)	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	(5)	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	(5)*	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2	(5)*	Certification of Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Previously filed as Exhibit 3.1 to Blue Nile, Inc.’s Form 10-Q for the quarterly period ended July 4, 2004 (No. 000-50763), as filed with the Securities and Exchange Commission on August 6, 2004, and incorporated by reference herein.

(2)	Previously filed as the like numbered exhibit to Blue Nile, Inc.’s Registration Statement on Form S-1 (No. 333-113494), as filed with the Securities and Exchange Commission on March 11, 2004, as amended, and incorporated by reference herein.

(3)	Previously filed as Exhibit 3.2 to Blue Nile, Inc.’s Current Report on Form 8-K (No. 000-50763), as filed with the Securities and Exchange Commission on February 7, 2008, and incorporated by reference herein.

(4)	Previously filed as Exhibit 4.2 to Blue Nile, Inc.’s Registration Statement on Form S-1/A (No. 333-113494), as filed with the Securities and Exchange Commission on May 4, 2004, as amended, and incorporated by reference herein.

(5)	Filed herewith.

*	The certifications attached as Exhibits 32.1 and 32.2 accompany this quarterly report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Blue Nile, Inc. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.