Form 10-K
period 2009-01-04
BLUE NILE INC
filed 2009-03-05
CIK 1091171

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 4, 2009
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
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐     NO ☑

The aggregate market value of the voting stock held by nonaffiliates of the registrant at June 29, 2008 was approximately $678 million, based on the last trading price of $46.92 per share, excluding approximately 0.6 million shares held by directors and executive officers of the registrant. This calculation does not exclude shares held by organizations whose ownership exceeds 10% of the registrant’s outstanding common stock as of June 29, 2008 that have represented on Schedule 13G filed with the Securities and Exchange Commission that they are registered investment advisers or investment companies registered under Section 8 of the Investment Company Act of 1940.

The number of shares outstanding of the registrant’s common stock as of February 25, 2009 was 14,497,425.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

BLUE NILE, INC.

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED JANUARY 4, 2009

PART I

Item 1.	Business

This Annual Report on Form 10-K contains forward-looking statements that involve many risks and uncertainties. These statements, which relate to future events and our future performance, are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management as of the date of this filing. In some cases, you can identify forward-looking statements by terms such as “would,” “could,” “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “target,” “seek,” or “continue,” the negative of these terms or other variations of such terms. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business and other characterizations of future events or circumstances are forward-looking statements. These statements are only predictions based upon assumptions made that are believed to be reasonable at the time, and are subject to risk and uncertainties. Therefore, actual events or results may differ materially and adversely from those expressed in any forward-looking statement. In evaluating these statements, you should specifically consider the risks described under the caption “Item 1A Risk Factors” and elsewhere in this Form 10-K. These factors, and other factors, may cause our actual results to differ materially from any forward-looking statements. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

In May 2007, we commenced operations of two new wholly-owned subsidiaries, Blue Nile Worldwide, Inc. (“Worldwide”) and Blue Nile Jewellery, Ltd. (“Jewellery”). Worldwide, a Delaware corporation, offers diamond and fine jewelry products for sale to customers through the www.bluenile.co.uk website. Jewellery is an Irish limited liability company that operates a customer service and fulfillment center in Dublin, Ireland.

We derive our revenues through our three websites: www.bluenile.com, www.bluenile.ca and www.bluenile.co.uk. Prior to 2008, we only served customers in the United States, Canada and the United Kingdom through these websites. In 2008, we expanded our operations to offer products for sale to customers in over 35 additional countries and territories throughout the world. In fiscal year 2008, our net sales were $295.3 million.

We have built a well respected consumer brand by employing an informative sales process that empowers our customers while offering a broad selection of high quality jewelry at competitive prices. Our websites showcase tens of thousands of independently certified diamonds and styles of fine jewelry, including rings, wedding bands, earrings, necklaces, pendants, bracelets and watches. We specialize in the customization of diamond jewelry with our “Build Your Own” feature that offers customers the ability to customize diamond rings, pendants and earrings. We have developed an efficient online cost structure and a unique supply solution that eliminates traditional layers of diamond wholesalers and brokers, which generally allow us to purchase most of our product offerings at lower prices by avoiding mark-ups imposed by those intermediaries. While we may selectively acquire diamond inventory that we believe will be attractive to our customers, our supply solution enables us to purchase only those diamonds that our customers have ordered. As a result, we are able to minimize the costs associated with carrying diamond inventory and limit our risk of potential mark-downs.

The significant costs of diamonds and fine jewelry lead consumers to seek out substantial information and trusted guidance throughout their purchasing process. Our comprehensive websites and expertly trained customer service representatives improve the traditional purchasing experience by providing education and detailed product information that enable our customers to objectively compare diamonds and fine jewelry products and make informed decisions. Our websites feature interactive search functionality that allows our customers to quickly find the products that meet their needs from our broad selection of diamonds and fine jewelry.

Business Strategies

Our objective is to maximize our revenue and profitability as well as increase market share both domestically and internationally by offering exceptional value to our customers through a high quality customer experience that leverages supply chain efficiencies and an efficient cost structure. We are pursuing the following strategies for future growth:

Innovate and Enhance the Blue Nile Customer Experience

We continue to refine the customer service we provide in every step of the purchase process, from our websites to our customer support, product quality and fulfillment operations. The Blue Nile customer experience is designed to empower our customers with knowledge and confidence as they evaluate, select and purchase diamonds and fine jewelry. By innovating in the areas of website functionality, product visualization, and customer features, we will further enhance customer satisfaction.

Expand International Markets

We have and will continue to selectively pursue opportunities in international markets in which we can leverage our existing infrastructure and compelling value proposition. We are pursuing these opportunities based on each market’s consumer spending on jewelry, adoption rate of online purchasing and competitive landscape, among other factors. In August 2004, we launched a website in the U.K., www.bluenile.co.uk, through which we offered a limited number of products. In September 2005, we began offering customization tools on our U.K. website to provide customers with the ability to customize their diamond jewelry products and to purchase wedding bands. In January 2005, we launched a website in Canada, www.bluenile.ca, through which we offer diamond and jewelry products for sale. In May 2007, we updated our U.K. and Canadian websites to transact in local currency and opened a fulfillment center in Dublin, Ireland to serve our U.K. and Ireland customers. In January 2008, we expanded shipping destinations from our primary and U.K. websites. As of January 4, 2009, we ship to more than 40 countries and territories worldwide. Our primary website serves the United States and 14 additional countries and territories throughout the world. All member states of the E.U. are served from our U.K. website and Canadian customers are supported from our Canada website. We define international sales as products sold through our U.S., U.K. and Canadian websites and delivered to customers outside the U.S. International sales totaled $27.7 million, $17.0 million and $8.3 million for the fiscal years ended January 4, 2009, December 30, 2007 and December 31, 2006, respectively. Financial information by geographic area is included in Note 11 to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Optimize Profitability and Cash Flow

We have established and will continue to refine our scalable, lower cost business model that enables growth with less working capital requirements than traditional store-based jewelry retailers. We focus on optimizing the cash flow dynamics of our business by managing inventory balances, along with vendor payment terms. We further intend to optimize our profitability by rigorously managing our variable and semi-variable costs such as marketing, customer service, fulfillment, and payment processing fees to correspond with sales levels. Over the longer term, our goal is to increase revenues, profit, and cash flow by leveraging our relatively fixed cost technology and operations infrastructure as we achieve sales increases.

Enhance Product Assortment

We have and will continue to selectively expand our jewelry offerings, in terms of both price points and product mix, through additional customized and non-customized products. The online nature of our business allows us to test new products and efficiently add promising new merchandise to our overall assortment.

Blue Nile’s Product Offerings and Supplier Relationships

Our merchandise consists of high quality diamonds and fine jewelry, with a particular focus on engagement diamonds and settings. Our online business model, combined with the strength of our supplier relationships, enables us to pursue a dynamic merchandising strategy. Our exclusive diamond supplier relationships allow us to display suppliers’ diamond inventories on the Blue Nile websites for sale to consumers without holding the diamonds in our inventory until the products are ordered by customers. We purchase polished diamonds from several dozen suppliers, most of whom have long-standing relationships with us. We typically enter into multi-year agreements with diamond suppliers that provide for certain diamonds to be offered online to consumers exclusively through the Blue Nile websites. Our diamond supply agreements have expiration dates ranging from 2009 to 2013. Our diamond suppliers purchase rough and polished diamonds from sources throughout the world. Their ability to supply us with diamonds is dependent upon their ability to procure these diamonds.

Diamonds represent the most significant component of our product offerings. While we currently offer tens of thousands of independently certified diamonds, we aim to limit our diamond offerings to those possessing characteristics associated with high quality. Accordingly, we offer diamonds with specified characteristics in the areas of shape, cut, color, clarity and carat weight.

Customers may purchase customized diamond jewelry by selecting a diamond and then choosing from a variety of ring, earring and pendant settings that are designed to match the characteristics of each individual diamond. The customized product is then assembled and delivered to the customer, typically within three business days.

We offer a broad range of other fine jewelry products to complement our selection of high quality customized diamond jewelry. This selection includes diamond, gemstone, platinum, gold, pearl and sterling silver jewelry and accessories. Our fine jewelry assortment includes settings, wedding bands, earrings, necklaces, pendants, bracelets and watches. In the case of fine jewelry and watches, unlike most diamonds that we sell, we typically take products into inventory before they are ordered by our customers. Our fine jewelry and watches are purchased from over 40 manufacturers, most of whom have long-standing relationships with us. We do not enter into long-term supply agreements with our fine jewelry and watch vendors. We do enter into purchase order agreements with suppliers of fine jewelry and watches. These purchase order agreements establish terms for quantity, price, payment and shipping. Additionally, we enter into operating agreements with these suppliers that include product quality requirements, product specifications and shipping procedures. We believe that our current suppliers are able to sufficiently meet our product needs and that there are alternative sources for most jewelry and watch items that we purchase.

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

Customer Service and Support

A key element of our business strategy is our ability to provide a high level of customer service and support. We augment our online information resources with knowledgeable, highly trained support staff through our call center to give customers confidence in their purchases. Our diamond and jewelry consultants are trained to provide guidance on all steps in the process of buying diamonds and fine jewelry, including, among other things, the process for selecting an appropriate item, the purchase of that item, financing and payment alternatives, and shipping services. Our commitment to customers is reflected in both high service levels that are provided by our extensively trained diamond and jewelry consultants, as well as in our guarantees and policies. We prominently display all of our guarantees and policies on our websites to create an environment of trust. These include policies relating to privacy, security, product availability, pricing, shipping, refunds, exchanges and special orders. We generally offer a return policy of 30 days. We generally do not extend credit to customers except through third-party credit cards, although we maintain relationships with a financial institution and consumer financing company that offer financing to our customers.

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

Seasonality

We generally experience seasonal fluctuations in demand for our products. Our quarterly sales are impacted by various gift giving holidays including Valentine’s Day (first quarter), Mother’s Day (second quarter) and Christmas/New Year’s (fourth quarter). As a result, our quarterly revenue is generally the lowest in the third quarter (as a result of the lack of recognized gift giving holidays) and highest in the fourth quarter. The fourth quarter accounted for approximately 29%, 35% and 36% of our net sales in the years ended January 4, 2009, December 30, 2007 and December 31, 2006, respectively.

Competition

The diamond and fine jewelry retail market is intensely competitive and highly fragmented. Our primary competition comes from online and offline retailers that offer products within the higher quality segment of the jewelry market. In the future, we may also compete with other retailers that move into the higher quality jewelry segment. Current or potential competitors include the following:

•	independent jewelry stores,

•	retail jewelry store chains,

•	other online retailers that sell jewelry,

•	department stores, chain stores and mass retailers,

•	online auction sites,

•	catalog and television shopping retailers, and

•	discount superstores and wholesale clubs.

In addition to these competitors, we may face competition from suppliers of our products that decide to sell directly to consumers, either through physical retail outlets or through an online store. We also face competition from entities that make and market synthetic stones and gems to compete in the market for diamonds and diamond jewelry.

We believe that the principal competitive factors in our market are product selection and quality, customer service and support, price, brand recognition, reputation, reliability and trust, website features and functionality, convenience, and delivery performance. We believe that we compete favorably in the market for diamonds and fine jewelry by focusing on these factors.

Intellectual Property

We rely on general intellectual property law and contractual restrictions and, to a limited extent, copyrights and patents, to protect our proprietary rights and technology. These contractual restrictions include confidentiality agreements, invention assignment agreements and nondisclosure agreements with employees, contractors, suppliers and strategic partners. Despite the protection of general intellectual property law and our contractual restrictions, it may be possible for a third-party to copy or otherwise obtain and use our intellectual property without our authorization. In addition, we pursue the registration of our trademarks and service marks in the U.S. and certain other countries. However, effective intellectual property protection or enforcement may not be available in every country in which our products and services are made available in the future. In the U.S. and certain other countries, we have registered “Blue Nile,” “bluenile.com,” the BN logo and the Blue Nile BN stylized logo as trademarks. We have also registered copyrights with respect to images and information set forth on our websites and the computer codes incorporated in our websites, and filed U.S. patent applications relating to certain features of our websites. We also rely on technologies that we license from third parties, particularly software solutions for financial reporting, inventory management, order fulfillment and merchandising.

Employees

At January 4, 2009, we employed 170 full-time employees, seven part-time employees and three independent contractors. We also utilize temporary personnel on a seasonal basis. Our employees are not party to any collective bargaining agreement and we have never experienced an organized work stoppage. We believe our relations with our employees are good.

Available Information

We make available, free of charge, through our primary website, www.bluenile.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports as soon as reasonably practicable after electronically filing such material with or furnishing it to the Securities and Exchange Commission (“SEC”). Our SEC reports, as well as our corporate governance policies and code of ethics, can be accessed through the investor relations section of our website. The information found on our website is not part of this or any other report filed with or furnished to the SEC. All of our filings with the SEC may be obtained at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. For information regarding the operation of the SEC’s Public Reference Room, please contact the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. Amendments to, and waivers from, the code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer, or persons performing similar functions, and that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K will be disclosed at the website address provided above and, to the extent required by applicable regulations, on a current report on Form 8-K.

Item 1A.	Risk Factors

You should carefully consider the risks described below and elsewhere in this report, which could materially and adversely affect our business, results of operations or financial condition. In those cases, the trading price of our common stock could decline and you may lose all or part of your investment.

General economic factors may materially and adversely affect our financial performance and results of operations.

Our financial performance and results of operations depend significantly on worldwide economic conditions and their impact on consumer spending. Luxury products, such as diamonds and fine jewelry, are discretionary purchases for consumers. Recessionary economic cycles, higher interest rates, higher fuel and energy costs, inflation, levels of unemployment, conditions in the residential real estate and mortgage markets, access to credit, consumer debt levels, unsettled financial markets, and other economic factors that may affect consumer spending or buying habits could materially and adversely affect demand for our products. In addition, the recent turmoil in the financial markets may have an adverse effect on the United States and world economy, which could negatively impact consumer spending patterns for the foreseeable future. There can be no assurances that government responses to the disruptions in the financial markets will restore consumer confidence. Reductions in consumer spending or disposable income may affect us more significantly than companies in other industries and companies with a diversified product offering.

The prices of commodity products, such as diamonds, colored gemstones, platinum, gold and silver, are subject to fluctuations arising from changes in supply and demand, competition and market speculation. Rapid and significant changes in commodity prices, particularly diamonds, may materially and adversely affect our sales and profit margins by increasing the prices for our products. Also, economic factors such as increased shipping costs, inflation, higher costs of labor, insurance and healthcare, and changes in other laws and regulations may increase our cost of sales and our selling, general and administrative expenses, and otherwise adversely affect our financial condition and results of operations.

Our cash and cash equivalents are concentrated in a few financial institutions.

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

We were incorporated in March 1999 and have a limited operating history. As a result, it is difficult to accurately forecast our net sales and plan our operating expenses. We base our current and future expense levels on our operating forecasts and estimates of future net sales. Net sales and operating results are difficult to forecast because they generally depend on the volume and timing of the orders we receive, which are uncertain. Additionally, our business is affected by general economic and business conditions in the U.S. and international markets. A softening in net sales, whether caused by changes in customer preferences or a weakening in the U.S. or global economies, may result in decreased revenue growth. Some of our expenses are fixed, and, as a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected shortfall in net sales. This inability could cause our net income in a given quarter to be lower than expected. We also make certain assumptions when forecasting the amount of expense we expect related to our stock-based compensation, which includes the expected volatility of our stock price, the expected life of options granted and the expected rate of stock option forfeitures. These assumptions are partly based on historical results. If actual results differ from our estimates, our net income in a given quarter may be lower than expected.

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

We have experienced and expect to continue to experience seasonal fluctuations in our net sales. In particular, a disproportionate amount of our net sales has been realized during the fourth quarter as a result of the December holiday season, and we expect this seasonality to continue in the future. Approximately 29%, 35% and 36% of our net sales in the years ended January 4, 2009, December 30, 2007 and December 31, 2006, respectively, were generated during the fourth quarter of each year. In anticipation of increased sales activity during the fourth quarter, we may incur significant additional expenses, including higher inventory of jewelry and additional staffing in our fulfillment and customer support operations. If we experience lower than expected net sales during any fourth quarter, it may have a disproportionately large impact on our operating results and financial condition for that year. Further, we may experience an increase in our net shipping cost due to complimentary upgrades, split-shipments, and additional long-zone shipments necessary to ensure timely delivery for the holiday season. We also experience considerable fluctuations in net sales in periods preceding other annual occasions such as Valentine’s Day and Mother’s Day. In the future, our seasonal sales patterns may become more pronounced, may strain our personnel and fulfillment activities, and may cause a shortfall in net sales as compared with expenses in a given period, which would substantially harm our business and results of operations.

Our failure to acquire quality diamonds and fine jewelry at commercially reasonable prices would result in higher costs and damage our operating results and competitive position.

If we are unable to acquire quality diamonds and fine jewelry at commercially reasonable prices, our costs may exceed our forecasts, our gross margins and operating results may suffer and our competitive position could be damaged. The success of our business model depends, in part, on our ability to offer quality products to customers at prices that are below those of traditional jewelry retailers. Because of our virtual inventory model, our prices are much more sensitive to rapid fluctuations in commodity prices, particularly for diamonds that traditional retailers hold in inventory.

A majority of the world’s supply of rough diamonds is controlled by a small number of diamond mining firms. As a result, any decisions made to restrict the supply of rough diamonds by these firms to our suppliers could substantially impair our ability to acquire diamonds at commercially reasonable prices, if at all. We do not currently have any direct supply relationship with these firms. Our ability to acquire diamonds and fine jewelry is also substantially dependent on our relationships with various suppliers. Approximately 21% of our payments to our diamond and fine jewelry suppliers for each of the years ended January 4, 2009, December 30, 2007 and December 31, 2006 were made to our top three suppliers. Our inability to maintain and expand these and other future diamond and fine jewelry supply relationships on commercially reasonable terms or the inability of our current and future suppliers to maintain arrangements for the supply of products sold to us on commercially reasonable terms would substantially harm our business and results of operations. The financial performance and viability of our suppliers are also significantly dependent upon worldwide economic conditions and consumer demands for diamonds and fine jewelry. The failure of any of our principal suppliers to remain financially viable could adversely impact our supply of diamonds and fine jewelry for sale to our customers.

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

The retail jewelry industry is intensely competitive, and we expect competition in the sale of diamonds and fine jewelry to increase and intensify in the future. Increased competition may result in price pressure, reduced gross margins and loss of market share, any of which could substantially harm our business and results of operations. Furthermore, our competitors may react to falling consumer confidence by reducing their retail prices. Such reduction and/or inventory liquidations can have a short-term adverse effect on our sales. Current and potential competitors include:

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

In addition to these competitors, we may face competition from suppliers of our products that decide to sell directly to consumers, either through physical retail outlets or through online stores. We also face competition from entities that make and market synthetic stones and gems to compete in the market for diamonds and diamond jewelry.

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

To date, international net sales have represented less than 10% of our total annual net sales. In 2008, we increased our product offerings and marketing and sales efforts throughout Europe, Canada and the Asia-Pacific region and anticipate continuing to expand our international sales and operations in the future either by expanding local versions of our website for foreign markets or through acquisitions or alliances with third parties. Any international expansion plans we choose to undertake will increase the complexity of our business, require attention from management and other personnel and cause additional strain on our operations, technology systems, financial resources, and our internal financial control and reporting functions. Further, our expansion efforts may be unsuccessful. We have minimal experience in selling our products in international markets and in conforming to the local cultures, standards or policies necessary to successfully compete in those markets. Outside of the United Kingdom and Canada, we have very limited web content localized for foreign markets and we cannot be certain that we will be able to expand our global presence if we choose to further expand internationally. In addition, we may have to compete with retailers that have more experience with local markets. Our ability to expand and succeed internationally may also be limited by the demand for our products, the ability to successfully transact in foreign currencies, the ability of our brand to resonate with foreign consumers and the adoption of electronic commerce in these markets. Different privacy, censorship and liability standards and regulations, and different intellectual property laws in foreign countries may prohibit expansion into such markets or cause our business and results of operations to suffer.

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

We rely on our suppliers, third-party carriers and third-party jewelers as part of our fulfillment process’, and these third parties may fail to adequately serve our customers.

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

Our success depends on our ability to successfully receive and fulfill orders and to promptly and securely deliver our products to our customers. Most of our inventory management, jewelry assembly, packaging, labeling and product return processes are performed in a single fulfillment center located in the United States. We also have a smaller fulfillment facility located in Ireland. These facilities are susceptible to damage or interruption from human error, fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, break-ins, earthquake and similar events. Our business interruption insurance may be insufficient to compensate us for losses that may occur in the event operations at our fulfillment centers are interrupted. Any interruptions in our fulfillment center operations for any significant period of time, could damage our reputation and brand and substantially harm our business and results of operations.

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

The satisfactory performance, reliability and availability of our websites, transaction processing systems and network infrastructure are critical to our reputation and our ability to attract and retain customers and to maintain adequate customer service levels. Any future systems interruptions or downtime or technical difficulties that result in the unavailability of our websites or reduced order fulfillment performance could result in negative publicity, damage our reputation and brand, and cause our business and results of operations to suffer. We may be susceptible to such disruptions in the future. We may also experience temporary system interruptions for a variety of other reasons in the future, including power failures, failures of Internet service and telecommunication providers, software or human errors, or an overwhelming number of visitors trying to reach our websites during periods of strong seasonal demand or promotions. Because we are dependent in part on third parties for the implementation and maintenance of certain aspects of our systems and because some of the causes of system interruptions may be outside of our control, we may not be able to remedy such interruptions in a timely manner, or at all.

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

On February 2, 2006, our board of directors authorized the repurchase of up to $100 million of our common stock during the subsequent 24-month period following the approval date of such repurchase. This repurchase program expired on February 2, 2008. On July 27, 2006, our board of directors authorized the repurchase of up to an additional $50 million of our common stock within the 24-month period following the approval date of such additional repurchase. This repurchase authorization expired on July 27, 2008. On February 6, 2008, our board of directors authorized the repurchase of up to an additional $100 million of our common stock within the 24-month period following the approval date of such additional repurchase. These repurchases and any repurchases we may make in the future may not prove to be at optimal prices and our use of cash for the stock repurchase program may not prove to be the best use of our cash resources and may adversely impact our future liquidity.

We have foreign exchange risk.

The results of operations of Jewellery, our Ireland subsidiary, are exposed to foreign exchange rate fluctuations. Upon translation from foreign currency into U.S. dollars, operating results may differ materially from expectations, and we may record significant gains or losses.

We also currently transact in Canadian dollars on our Canadian website and Pounds British Sterling on our U.K. website, which exposes us to foreign currency exchange rate fluctuations. As we expand our international operations and provide more international customers the ability to purchase our products in their local currencies, our exposure to foreign exchange rate fluctuations will increase, and we may record significant gains or losses.

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

We rely on a combination of patent, trademark, trade secret and copyright law, and contractual restrictions to protect our intellectual property. These afford only limited protection. Despite our efforts to protect and enforce our proprietary rights, unauthorized parties have attempted, and may in the future attempt, to copy aspects of our website features, compilation and functionality or to obtain and use information that we consider as proprietary, such as the technology used to operate our websites, our content and our trademarks. We have registered “Blue Nile,” “bluenile.com,” the BN logo and the Blue Nile BN stylized logo as trademarks in the United States and in certain other countries. Our competitors have, and other competitors may, adopt service names similar to ours, thereby impeding our ability to build brand identity and possibly leading to consumer confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of the term Blue Nile or our other trademarks. Any claims or consumer confusion related to our trademarks could damage our reputation and brand and substantially harm our business and results of operations.

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

Third parties have, and may in the future, assert that we have infringed their technology or other intellectual property rights. We cannot predict whether any such assertions or claims arising from such assertions will substantially harm our business and results of operations. If we are forced to defend against any infringement claims, whether they are with or without merit or are determined in our favor, we may face costly litigation, diversion of technical and management personnel, or product shipment delays. Furthermore, the outcome of a dispute may be that we would need to develop non-infringing technology or enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may be unavailable on terms acceptable to us, or at all.

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

We are subject to income, payroll, duties and other taxes in both the United States and foreign jurisdictions. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Our determination of our tax liability is always subject to review by applicable taxing authorities. Any adverse outcome of such a review could have a negative effect on our operating results and financial condition. Although we believe our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made.

Government regulation of the Internet and e-commerce is evolving and unfavorable changes could substantially harm our business and results of operations.

We are not currently subject to direct federal, state or local regulation other than regulations applicable to businesses generally or directly applicable to retailing and online commerce. However, as the Internet becomes increasingly popular, it is possible that laws and regulations may be adopted with respect to the Internet, which may impede the growth of the Internet or other online services. These regulations and laws may cover issues such as taxation, advertising, intellectual property rights, freedom of expression, pricing, restrictions on imports and exports, customs, tariffs, information security, privacy, data protection, content, distribution, electronic contracts and other communications, the provision of online payment services, broadband residential Internet access, and the characteristics and quality of products and services. Further, the growth of online commerce may prompt calls for more stringent consumer protection laws. Several states have proposed legislation to limit the uses of personal user information gathered online or require online companies to establish privacy policies. The Federal Trade Commission has also initiated action against at least one online company regarding the manner in which personal information is collected from users and provided to third parties. The adoption of additional privacy or consumer protection laws could create uncertainty in Internet usage and reduce the demand for our products and services.

We are not certain how our business may be affected by the application of existing laws governing issues such as property ownership, copyrights, personal property, encryption and other intellectual property issues, taxation, libel, obscenity, qualification to do business, and export or import matters. The vast majority of these laws were adopted prior to the advent of the Internet. As a result, they do not contemplate or address the unique issues of the Internet and related technologies. Changes in laws intended to address these issues could create uncertainty for those conducting online commerce. This uncertainty could reduce demand for our products and services or increase the cost of doing business as a result of litigation costs or increased fulfillment costs and may substantially harm our business and results of operations.

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

Item 1B.	Unresolved Staff Comments

In December 2008, we received a comment letter from the United States Securities and Exchange Commission (“SEC”) staff regarding certain prior year filings. We responded to the SEC staff’s comments on January 29, 2009. We are currently awaiting the completion of the SEC staff’s review of our response regarding a requested clarification to our initial response to a Liquidity and Capital Resources question.

Item 2.	Properties

As of January 4, 2009, our operational facilities consisted of three separate locations: a corporate headquarters and fulfillment center located in Seattle, Washington and a fulfillment center located in Dublin, Ireland. Our corporate headquarters consists of approximately 24,000 square feet of office space and is subject to a sub-lease that expires in April 2011. Our U.S. fulfillment center consists of approximately 27,000 square feet of warehouse space and is subject to a lease that expires in October 2011. Our Ireland fulfillment center consists of approximately 10,000 square feet of combined office and warehouse space and is subject to a lease expiring in December 2011. Certain of the leases include renewal provisions at our option. We believe that the facilities housing our corporate headquarters and our fulfillment centers will be adequate to meet our current requirements for our operations and that suitable additional or substitute space will be available as needed.

Item 3.	Legal Proceedings

See discussion of legal proceedings in Note 4 to the consolidated financial statements included in Item 8 of this Report.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fiscal fourth quarter ended January 4, 2009.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Dividend Policy

Our Common Stock is quoted on The NASDAQ Stock Market LLC under the symbol “NILE.” On February 25, 2009 we had approximately 46 stockholders based on the number of record holders.

The following table sets forth the high and low sales prices of our common stock for fiscal years 2008 and 2007. The quotations are as reported in published financial sources.

	High	Low

Fiscal year 2008:
First Quarter	$70.80	$38.35
Second Quarter	$55.95	$41.73
Third Quarter	$52.50	$33.76
Fourth Quarter	$44.98	$20.09
Fiscal year 2007:
First Quarter	$42.45	$36.54
Second Quarter	$62.30	$40.53
Third Quarter	$106.16	$60.69
Fourth Quarter	$103.69	$64.20

We have not paid any cash dividends on our common stock since inception, and it is not anticipated that cash dividends will be paid on shares of our common stock in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors.

Performance Measurement Comparison(1)

The following graph compares the total cumulative stockholder return on the Company’s common stock with the total cumulative return of the Nasdaq Market Index and the RDG Internet Composite Index for the period beginning on May 20, 2004, the date of our initial public offering, through January 4, 2009, our 2008 fiscal year end. Historical stock price performance should not be relied upon as an indication of future stock price performance.

COMPARISON OF 55 MONTH CUMULATIVE TOTAL RETURN(2)
Among Blue Nile, Inc., The NASDAQ Composite Index
And The RDG Internet Composite Index

(1)	This Section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any of our filings under the 1933 Act or the 1934 Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

(2)	Assumes $100 was invested on May 20, 2004, at the closing price on the date of Blue Nile’s initial public offering, in Blue Nile’s common stock and each index, and all dividends have been reinvested. No cash dividends have been declared on Blue Nile’s common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Issuer Purchases of Equity Securities

On February 2, 2006, our board of directors authorized the repurchase of up to $100 million of our common stock during the subsequent 24-month period following the approval date of such repurchase. This repurchase program expired on February 2, 2008. On July 27, 2006, our board of directors authorized the repurchase of up to an additional $50 million of our common stock within the 24-month period following the approval date of such additional repurchase. This repurchase authorization expired on July 27, 2008. On February 6, 2008, our board of directors authorized the repurchase of up to an additional $100 million of our common stock within the 24-month period following the approval date of such additional repurchase. The shares may be repurchased from time to time in open market transactions or in negotiated transactions off the market. The timing and amount of any shares repurchased is determined by management based on our evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws. The following table describes the shares repurchased during the quarter ended January 4, 2009 under the repurchase program.

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares
	Total Number	Average	Part of Publicly	that May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
	Purchased	per Share	Programs	Plans or Programs
				(In thousands)

September 29, 2008 through October 26, 2008	31,400	$37.47	31,400	$83,550
October 27, 2008 through November 23, 2008	—	$—	—	$83,550
November 24, 2008 through January 4, 2009	—	$—	—	$83,550

Total shares purchased	31,400		31,400

Item 6.	Selected Consolidated Financial Data

The table below shows selected consolidated financial data for each of our fiscal years ended January 4, 2009, December 30, 2007, December 31, 2006, January 1, 2006 and January 2, 2005. The consolidated statements of operations data and the additional operating data for each of the fiscal years ended January 4, 2009, December 30, 2007 and December 31, 2006 and the consolidated balance sheets as of January 4, 2009 and December 30, 2007 are derived from our audited consolidated financial statements included elsewhere in this report. The consolidated statements of operations for the fiscal years ended January 1, 2006 and January 2, 2005 and the consolidated balance sheet data as of December 31, 2006, January 1, 2006 and January 2, 2005, are derived from audited consolidated financial statements not included in this report.

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

BLUE NILE, INC.

SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	January 4,	December 30,	December 31,	January 1,	January 2,
	2009 (2)	2007	2006	2006	2005
	(In thousands, except per share data)

Consolidated Statements of Operations Data:
Net sales	$295,329	$319,264	$251,587	$203,169	$169,242
Gross profit	59,996	65,204	50,853	45,042	37,584
Selling, general and administrative expenses	44,005	42,792	34,296	26,993	22,727

Operating income	15,991	22,412	16,557	18,049	14,857
Income before income taxes	17,856	26,587	19,980	20,553	15,629
Income tax expense	6,226	9,128	6,916	7,400	5,642

Net income	$11,630	$17,459	$13,064	$13,153	$9,987

Basic net income per share	$0.78	$1.10	$0.79	$0.75	$0.80
Diluted net income per share	$0.75	$1.04	$0.76	$0.71	$0.56
Shares used in computing basic net income per share	14,925	15,919	16,563	17,550	12,450
Shares used in computing diluted net income per share	15,505	16,814	17,278	18,597	17,885
Additional Operating Data:
Net cash (used in) provided by operating activities	$(2,927)	$41,455	$40,518	$31,272	$29,751
Gross profit margin	20.3%	20.4%	20.2%	22.2%	22.2%
Selling, general and administrative expenses as a percentage of net sales	14.9%	13.4%	13.6%	13.3%	13.5%

	As of	As of	As of	As of	As of
	January 4,	December 30,	December 31,	January 1,	January 2,
	2009 (2)	2007	2006	2006	2005
	(In thousands)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$54,451	$122,793	$78,540	$71,921	$59,499
Marketable securities	—	—	19,767	42,748	41,868
Accounts receivable	1,709	3,576	1,640	1,877	1,028
Inventories	18,834	20,906	14,616	11,764	9,914
Accounts payable	62,291	85,866	66,625	50,157	37,775
Working capital(1)	7,589	53,455	41,881	76,869	77,838
Total assets	89,665	160,586	122,106	138,005	128,382
Total long-term obligations	1,213	1,418	666	863	1,071
Total stockholders’ equity	19,308	63,477	47,303	81,515	83,620

(1)	Working capital consists of total current assets, including cash and cash equivalents, less total current liabilities.

(2)	Fiscal year 2008 consists of 53 weeks, which is one week longer than prior fiscal years.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Management Overview

About Blue Nile

Incorporated in 1999, Blue Nile is a leading online retailer of diamonds and fine jewelry that offers an exceptional customer experience, including substantial education, guidance and value. We have successfully built Blue Nile into a premium brand.

Our long-term financial focus is primarily on sustainable growth in free cash flow1. Non-GAAP free cash flow is primarily driven by increasing our operating income and efficiently managing working capital and capital expenditures. Increases in operating income primarily result from increases in sales through our websites, improvements in operating margins and the efficient management of operating costs, offset by the investments that we make in longer-term strategic initiatives.

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

As an online retailer, we also do not incur most of the operating costs associated with physical retail stores, including occupancy costs and related overhead. As a result, while our gross profit margins are lower than those typically maintained by traditional diamond and fine jewelry retailers, we are able to realize relatively higher operating income as a percentage of net sales. In the year ended January 4, 2009, we had a 20.3% gross profit margin, as compared to what we believe to be gross profit margins of up to 50% or more by some traditional retailers. Our lower gross profit margins result from lower retail prices that we offer to our customers. We believe that these lower prices, in turn, will result in increasing our market share in the luxury jewelry retail space.

Our efficient operating model provides for negative working capital benefits. Payments are received from customers within a few days of their orders, but our vendor payment terms are typically in the 60-90 day range.

We have an obsessive focus on the customer. We develop our websites to offer easy to understand, step-by-step guides to visualizing, evaluating, selecting and purchasing diamonds and fine jewelry. Our customer support centers are staffed with non-commissioned product experts who offer advice and guidance to customers. We continue to invest in optimizing our fulfillment operations to ensure that our customized products can be delivered within approximately three business days of order.

Customer feedback and customer satisfaction ratings are among the key non-financial measures we review. We believe that maintaining high overall customer satisfaction is critical to our ongoing efforts to promote the Blue Nile brand and to increase our net sales and net income. We actively solicit customer

1 Blue Nile defines free cash flow, a non-GAAP financial measure, as net cash provided by (used in) operating activities less cash outflows for purchases of fixed assets, including internal use software and website development.

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

We intend to selectively pursue opportunities in international markets in which we can leverage our existing infrastructure and compelling value proposition. To-date, we have launched sites offering local currency pricing in the U.K. and Canada. In 2008, we expanded our website offerings to include shipment to over 35 additional countries and territories throughout the world. We will prioritize and pursue future opportunities based on a number of factors, including, but not limited to, each market’s consumer spending on jewelry, adoption rate of online purchasing and overall competitive landscape.

Trends

In 2008, global economic and financial market conditions weakened, creating uncertainty for consumers. This macroeconomic downturn has had a significant impact on consumer spending, most notably on purchases of high ticket items, including jewelry. It is uncertain how long the current challenging economic conditions will continue.

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

Revenue Recognition

We recognize revenue and the related gross profit on the date on which ownership passes from Blue Nile to our customers. For U.S., Canadian and U.K. customers, this is at the time the package is received by the customer. For other customers, ownership passes at the time the product is shipped. As we require customer payment prior to order shipment, any payments received prior to the transfer of ownership are not recorded as revenue. For U.S., Canadian and U.K. shipments, we utilize our freight vendors’ tracking information to determine when delivery has occurred, which is typically within one to three days after shipment. We reduce revenue by a provision for returns, which is based on our historical product return rates and current economic conditions. Our contracts with our suppliers generally allow us to return diamonds purchased and returned by our customers.

Stock-based Compensation

We account for stock-based compensation in accordance with the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123R (Revised 2004), “Share-Based Payment” (“SFAS 123R”). We use the Black-Scholes-Merton option valuation model, which requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected term”) and the estimated volatility of our common stock price over the expected term (“expected volatility”). Changes in these assumptions can materially affect the estimate of the fair value of employee stock options and consequently, the related amount of stock-based compensation expense recognized in the consolidated statements of operations.

We performed the following sensitivity analysis using changes in the expected term and expected volatility that could be reasonably possible in the near term. If we assumed a six-month increase or decrease in the expected term or a 500 basis point increase or decrease in expected volatility, the value of a newly granted hypothetical stock option would increase (decrease) by the following percentages:

	Increase	Decrease

Expected term(1)	5.8%	(6.3)%
Expected volatility(1)	8.3%	(8.5)%

(1)	Sensitivity to change in assumptions was determined using the Black-Scholes-Merton valuation model compared to the following original assumptions: stock price and exercise price equal to the closing market price of Blue Nile, Inc. common stock on January 2, 2009, expected term of 4.0 years, expected volatility of 48.1%, expected dividend yield of 0.0% and a risk free interest rate of 2.5%.

Results of Operations

The following table presents our historical operating results for the periods indicated as a percentage of net sales:

	Year Ended	Year Ended	Year Ended
	January 4,	December 30,	December 31,
	2009	2007	2006

Net sales	100.0%	100.0%	100.0%

Gross profit	20.3	20.4	20.2
Selling, general and administrative expenses	14.9	13.4	13.6

Operating income	5.4	7.0	6.6

Other income (expense), net	0.6	1.3	1.3

Income before income taxes	6.0	8.3	7.9

Income tax expense	2.1	2.8	2.7

Net income	3.9%	5.5%	5.2%

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

Fiscal Year.  The Company’s fiscal year generally ends on the Sunday closest to December 31. Each fiscal year consists of four 13-week quarters, with one extra week added in the fourth quarter every five to six years. Our fiscal year 2008 included one extra week in the fourth quarter, or 53 weeks for the fiscal year, as a result of our 4-4-5 retail reporting calendar.

The following table presents our historical operating results for the periods indicated, including a comparison of the financial results for the periods indicated (dollars in thousands, except per share data):

				Comparison of		Comparison of
				Year Ended		Year Ended
				January 4, 2009 to		December 30, 2007 to
	Year Ended	Year Ended	Year Ended	Year Ended		Year Ended
	January 4,	December 30,	December 31,	December 30, 2007		December 31, 2006
	2009(2)	2007	2006	$ Change	% Change	$ Change	% Change

Net sales	$295,329	$319,264	$251,587	$(23,935)	(7.5)%	$67,677	26.9%
Cost of sales	235,333	254,060	200,734	(18,727)	(7.4)%	53,326	26.6%

Gross profit	59,996	65,204	50,853	(5,208)	(8.0)%	14,351	28.2%
Selling, general and administrative expenses	44,005	42,792	34,296	1,213	2.8%	8,496	24.8%

Operating income	15,991	22,412	16,557	(6,421)	(28.6)%	5,855	35.4%
Other income, net:
Interest income, net	1,420	3,760	3,323	(2,340)	(62.2)%	437	13.2%
Other income, net	445	415	100	30	7.2%	315	nm (1)

	1,865	4,175	3,423	(2,310)	(55.3)%	752	22.0%

Income before income taxes	17,856	26,587	19,980	(8,731)	(32.8)%	6,607	33.1%
Income tax expense	6,226	9,128	6,916	(2,902)	(31.8)%	2,212	32.0%

Net income	$11,630	$17,459	$13,064	$(5,829)	(33.4)%	$4,395	33.6%

Basic net income per share	$0.78	$1.10	$0.79	$(0.32)	(29.1)%	$0.31	39.2%

Diluted net income per share	$0.75	$1.04	$0.76	$(0.29)	(27.9)%	$0.28	36.8%

(1)	nm — not meaningful

(2)	Fiscal year consists of 53 weeks

Comparison of Year Ended January 4, 2009 to Year Ended December 30, 2007

Net Sales

Net sales decreased 7.5% in the year ended January 4, 2009, compared with the year ended December 30, 2007. Excluding the additional week of sales included in the year ended January 4, 2009, net sales would have decreased approximately 8.7% when compared to the year ended December 30, 2007. The decrease in net sales was due to a decrease in the number of orders shipped to customers, partially offset by an increase in the average retail value per order shipped. In 2008, our sales were significantly impacted by the extensive weakening of the U.S. and global economies, which has had a severe impact on consumer spending, particularly for luxury products such as jewelry.

Our 2008 sales were also impacted by rising prices for diamonds. We purchase diamonds on a “just in time” basis from our suppliers when a customer places an order for a specific diamond. As diamond pricing in the overall market rises and falls, we generally adjust our retail prices to take these price changes into account. This results in us passing along price increases or decreases to customers more quickly than traditional retailers that maintain larger inventories. As a result, our sales can be impacted negatively in a rising price environment for diamonds. Similarly, we believe we are at a competitive advantage in a declining price environment for diamonds, as our business model allows us to pass on lower prices to consumers on a ‘real-time” basis more quickly than traditional retailers. World diamond prices increased throughout much of 2008, but started to decline late in the fourth quarter.

Our international sales are defined as products sold through our U.S., U.K. and Canadian websites and delivered to customers outside the U.S. International sales were $27.7 million for the year ended January 4, 2009, comprising 9.4% of 2008 sales, compared to $17.0 million for the year ended December 30, 2007, comprising 5.3% of total 2007 sales. In 2008, we began offering our products for sale through our websites to over 35 new countries and territories throughout the world. This expanded offering primarily contributed to the increase in our international sales in 2008 compared to 2007. Although international sales increased in 2008, in the fourth quarter we experienced sales declines, which we believe were the results of the strengthening of the U.S. dollar combined with global economic weakness. On a constant dollar basis, international sales increased in the fourth quarter of 2008.

We are pleased with the growth in our international sales in 2008 and the long-term opportunities we see in international markets. However, we believe that the recent tightening of credit and deterioration of the global economic environment, in addition to the weakening of many major currencies against the U.S. dollar, could impact our international sales growth in the near-term.

Gross Profit

Gross profit decreased 8.0% in the year ended January 4, 2009 compared to the year ended December 30, 2007, primarily due to the decrease in net sales. Gross profit as a percentage of net sales was 20.3% in the year ended January 4, 2009 compared to 20.4% in the year ended December 30, 2007. The decrease in gross profit as a percentage of net sales is attributed to changes in product mix. Our engagement category, which typically carries a lower gross margin than our jewelry category, performed relatively better than the non-engagement jewelry in the year ended January 4, 2009. Sales of non-engagement jewelry appear to have been more impacted from consumers pulling back on discretionary purchases. Additionally, costs for our jewelry products are impacted by prices for precious metals, including gold, platinum and silver, which rise and fall based upon global supply and demand dynamics. In making retail pricing decisions, we take into account fluctuations in the pricing of precious metals, which in turn, affect the gross margin that we realize from such products.

While prices for diamonds and precious metals increased for much of 2008, they began to decline in the latter part of 2008 as a result of lower demand caused by global economic weakness. We anticipate that prices for diamonds and precious metals will continue to fluctuate based upon global supply and demand dynamics. We cannot adequately predict the amount and timing of any such fluctuations. We expect that gross profit will fluctuate in the future based on changes in product acquisition costs, product mix and pricing decisions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 2.8% to $44.0 million in the year ended January 4, 2009 compared to $42.8 million in the year ended December 30, 2007 due to several factors. Stock-based compensation expense increased approximately $1.3 million due to the number of options granted and the fair value of these stock options expensed under SFAS 123R. Legal costs increased approximately $0.6 million related to intellectual property and corporate matters. Marketing and advertising costs increased approximately $0.3 million, driven by spending in online marketing vehicles, such as search, affiliate channels, online portals and other marketing initiatives to drive higher sales volumes. Depreciation expense added approximately $0.2 million to expenses, primarily due to the expansion of our U.S. fulfillment facility and the addition of our

Ireland fulfillment center in 2007. These increases were partially offset by a $0.9 million decrease in payroll and related costs due primarily to lower management incentive pay in 2008. Credit card processing fees decreased $0.2 million due to lower sales volumes. As a percentage of net sales, selling, general and administrative expenses were 14.9% and 13.4% for the years ended January 4, 2009 and December 30, 2007, respectively.

Other Income, Net

The decrease in interest income for the year ended January 4, 2009 as compared with the year ended December 30, 2007 was due to a decrease in interest rates and lower overall cash balances, primarily due to share repurchases.

Income Taxes

The effective income tax rate for the year ended January 4, 2009 was 34.9% as compared to 34.3% for the year ended December 30, 2007. The 0.6% increase in the effective tax rate was due primarily to lower blended tax rates.

Comparison of Year Ended December 30, 2007 to Year Ended December 31, 2006

Net Sales

Net sales increased 26.9% to $319.3 million in the year ended December 30, 2007 from $251.6 million in the year ended December 31, 2006. The increase in net sales in the year ended December 30, 2007 was primarily due to growth in sales volumes, nearly all due to an increase in the number of orders shipped to customers and, to a lesser extent, the average shipment value. International sales totaled $17.0 million for the year ended December 30, 2007 compared to $8.3 million for the year ended December 31, 2006, an increase of 104.8% primarily due to an increase in the number of orders shipped to customers. We believe our marketing efforts to increase brand awareness, our transition to local currency on our U.K. and Canadian websites, and our continued efforts to expand our product selection and lower our retail prices all contributed to the increased order volumes for the year ended December 30, 2007.

Gross Profit

The increase in gross profit in the year ended December 30, 2007 compared to the year ended December 31, 2006 resulted primarily from increases in net sales volume, as discussed above. Gross profit as a percentage of net sales was 20.4% in the year ended December 30, 2007 compared to 20.2% in the year ended December 31, 2006. The increase in gross profit as a percentage of net sales was primarily due to volume increases in the non-engagement jewelry category, which typically carries a higher gross margin than the engagement category, partially offset by cost increases of metal components of our jewelry products that were not fully passed on to our customers. The engagement category, which includes diamonds and ring settings, represented approximately 68% of our total net sales in the year ended December 30, 2007, compared to 70% in the year ended December 31, 2006.

Selling, General and Administrative Expenses

The increase in selling, general and administrative expenses in the year ended December 30, 2007 compared to the year ended December 31, 2006 was due to several factors. Marketing costs increased approximately $2.6 million in the year ended December 30, 2007 compared to the year ended December 31, 2006, primarily due to increased spending in online marketing vehicles, such as search, affiliate channels, online portals and other marketing initiatives to drive higher sales volumes. Payroll and related costs increased approximately $2.2 million in the year ended December 30, 2007 compared to the year ended December 31, 2006, due to additional personnel and increased compensation costs. Stock-based compensation increased approximately $1.3 million to $5.6 million compared to the year ended December 31, 2006, due to the number and fair value of stock options expensed under SFAS 123R. Credit card processing fees increased approximately $1.3 million in the year ended December 30, 2007 compared to the year ended December 31, 2006, due to the increase in sales volume. The increase in selling, general and administrative expenses also includes costs related to the establishment of our new international facility in Ireland. As a percentage of net sales, selling, general and administrative expenses were 13.4% and 13.6% in the years ended December 30, 2007 and December 31, 2006, respectively. The decrease in selling, general and administrative expenses as a percentage of net sales in the year ended December 30, 2007 resulted primarily from our ability to leverage our fixed cost base.

Other Income, Net

Other income, net consists primarily of interest income. The increase of $0.4 million in interest income in the year ended December 30, 2007 compared to the year ended December 31, 2006 was due to an increase in the average cash balance partially offset by a decrease in interest rates.

Income Taxes

The effective income tax rate for the year ended December 30, 2007 was 34.3% as compared to 34.6% for the year ended December 31, 2006. The December 30, 2007 effective tax rate reflects a benefit of $0.1 million due to deferred tax asset adjustments.

Liquidity and Capital Resources

Since inception, we have funded our operations through cash generated by operations, the sale of equity securities, subordinated indebtedness, credit facilities and capital lease obligations. The significant components of our working capital are inventory and liquid assets such as cash and trade accounts receivable, reduced by accounts payable and accrued expenses. Our business model provides certain beneficial working capital characteristics. While we collect cash from sales to customers within several business days of the related sale, we typically have extended payment terms with our suppliers.

Recessionary economic cycles, investment and credit market conditions, unemployment levels and other economic factors impact consumer spending patterns. The extensive weakening of the U.S. and global economies that began in 2008 has had a significant impact on consumer spending, including the sale of luxury products such as jewelry. If the current challenging general economic conditions continue, we believe our revenue, cash flow from operations and net income will be negatively impacted and may decline from historical levels.

Our liquidity is primarily dependent upon our net cash from operating activities. Our net cash from operating activities is sensitive to many factors, including changes in working capital and the timing and magnitude of capital expenditures. Working capital at any specific point in time is dependent upon many variables, including our operating results, seasonality, inventory management and assortment expansion, the timing of cash receipts and payments, and vendor payment terms.

As of January 4, 2009, working capital totaled $7.6 million, consisting of cash and cash equivalents of $54.5 million, inventory of $18.8 million and other current assets totaling approximately $3.4 million, offset by accounts payable of $62.3 million and other current liabilities totaling approximately $6.8 million. Due to the seasonal nature of our business, cash and cash equivalents, inventory and accounts payable are generally higher in the fourth quarter, resulting in fluctuations in our working capital.

Net cash used in operating activities was $2.9 million in the year ended January 4, 2009 compared to net cash provided by operating activities of $41.5 million and $40.5 million in the fiscal years ended December 30, 2007 and December 31, 2006, respectively. The decrease in cash provided by operating activities in the year ended January 4, 2009 compared to the year ended December 30, 2007 was primarily attributable to the working capital dynamics of our model associated with the sales decline in the fourth quarter and the resulting slower than historical build up of accounts payable and, to a lesser extent, our decrease in net income of $5.8 million. Accounts payable decreased $23.6 million in the year ended January 4, 2009 compared to an increase of $19.2 million in the year ended December 30, 2007. We experience greater cash flow from operations in our fourth quarter compared to other quarters due to the significant increase in revenue from our holiday sales. In the first quarter, we typically have a significant pay down of our accounts payable balance that was built up during the fourth quarter holiday season. Due to lower sales volumes in the year ended January 4, 2009, particularly in our fourth fiscal quarter, we experienced a net decrease in payables for the year ended January 4, 2009, compared to a net increase in payables for the year ended December 30, 2007. Similarly, accrued liabilities decreased $3 million compared to an increase of $2.2 million in 2007. Non-cash benefits realized upon the exercise of stock options, which represent the tax deductions in excess of stock compensation expense recorded in the financial statements, decreased to $0.5 million in the year ended January 4, 2009, from $6.8 million in the year ended December 30, 2007 due to the number of options exercised and the change in the market price of our common stock. These decreases were partially offset by an increase in working capital from inventory of $2.1 million for the year ended January 4, 2009 compared to a net decrease in working capital from inventory of $6.3 million for the year ended December 30, 2007.

The increase in cash provided by operating activities in the year ended December 30, 2007 compared to the year ended December 31, 2006 was primarily due to cash generated from net income of $17.5 million, non-cash stock-based compensation expense of $5.8 million, tax benefits realized upon the exercise of stock options of $6.8 million, and growth in accounts payable related to net sales growth and extended payment terms with our suppliers. These increases were partially offset by an increase in inventory balances, the change in deferred income taxes resulting from the utilization of our tax net operating losses and, to a lesser extent, a higher accounts receivable balance due to settlement timing differences at December 30, 2007 compared to December 31, 2006.

Net cash of $2.0 million was used in investing activities in the year ended January 4, 2009 for the net purchase of property and equipment. Net cash provided by investing activities was $15.0 million and $21.1 million in the fiscal years ended December 30, 2007 and December 31, 2006, respectively, primarily related to the net sales of marketable securities.

Our capital needs are generally minimal and include computer hardware and software to operate our websites, capital improvements to our leased warehouse and office facilities, and furniture and equipment. Additionally, we have the ability to reduce and/or delay capital investments in challenging economic conditions, without significant disruption to our business or operations. We do not anticipate significant growth in our capital expenditures for at least the next 12 months.

Net cash used in financing activities in the year ended January 4, 2009 was $63.4 million, primarily related to the repurchase of our common stock. During the year ended January 4, 2009, we repurchased 1.6 million shares of our common stock for an aggregate purchase price of approximately $66.5 million. On July 27, 2006, our board of directors authorized the repurchase of up to $50 million of our common stock within the 24-month period following the approval date of such additional repurchase. This repurchase authorization expired on July 27, 2008. On February 6, 2008, our board of directors authorized the repurchase of up to an additional $100 million of our common stock within the 24-month period following the approval date of such additional repurchase. As of January 4, 2009, approximately $83.5 million remains under this repurchase authorization. Since the inception of our buyback programs in the first quarter of 2005 through January 4, 2009, we have repurchased 4.4 million shares for a total of $161.2 million. Shares may be repurchased from time to time in open market transactions or in negotiated transactions off the market. The timing and amount of any shares repurchased is determined by management based on our evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws. We continually assess market conditions, our cash position, operating results, current forecasts and other factors when making decisions about stock repurchases.

Net cash used in financing activities in the year ended December 30, 2007 was $12.3 million, related primarily to repurchases of our common stock. In the year ended December 30, 2007, we purchased 438,755 shares of our common stock for an aggregate purchase price of approximately $20.0 million. Proceeds from stock option exercises and excess tax benefits from stock option exercises partially offset the cash used to repurchase common shares.

Net cash used in financing activities in the year ended December 31, 2006 was $55.0 million relating primarily to the repurchases of our common stock. In the year ended December 31, 2006, we purchased approximately 1.8 million shares of our common stock for an aggregate purchase price of approximately $57.4 million. The cash used to repurchase shares was partially offset by the proceeds from stock option exercises and excess tax benefits from stock option exercises.

The following table summarizes our contractual obligations and the expected effect on liquidity and cash flows as of January 4, 2009 (in thousands).

		Less Than			Over 5
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	Years

Operating leases	$1,799	$514	$831	$321	$132
Financing obligation	369	59	120	136	54
Purchase obligations(1)	4,152	4,152	—	—	—
Purchase obligations(2)	132	132	—	—	—

	$6,452	$4,857	$951	$457	$186

(1)	Includes open merchandise purchase orders at January 4, 2009.

(2)	Includes commitments for advertising and marketing services at January 4, 2009.

We believe that our current cash and cash equivalents balances will be sufficient to meet our anticipated operating and capital expenditure needs for at least the next 12 months. We do not carry any long or short-term debt. However, projections of future cash needs and cash flows are subject to many factors and to uncertainty. We continually assess our capital structure and opportunities to obtain credit facilities, sell equity or debt securities, or undertake other transactions for strategic reasons or to further strengthen our financial position. However, there can be no assurance that additional equity, debt or other financing transactions will be available in amounts or on terms acceptable to us, if at all.

Off-Balance Sheet Arrangements

At January 4, 2009, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purposes entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Impact of Inflation

The effect of inflation and changing prices on our operations was not significant during the periods presented.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk from changes in interest rates. We maintain the majority of our cash and cash equivalents in accounts with three major financial institutions in the United States of America, in the form of demand deposits, money market accounts and other short-term investments. Deposits in these institutions may exceed the amounts of insurance provided on such deposits. To date, we have not experienced any losses on our deposits of cash and cash equivalents.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in short-term, high quality, interest bearing securities. To minimize our exposure to an adverse shift in interest rates, we invest in short-term securities and maintain an average maturity of one year or less. If interest rates had averaged 100 basis points higher than they did in the year ended January 4, 2009, interest income for the year would have increased approximately 30.3%, or $0.4 million. If interest rates had averaged 100 basis points higher than they did in the year ended December 30, 2007, interest income for the year would have increased approximately 19.8%, or $0.7 million.

Foreign Currency Exchange Risk

The majority of our revenue, expense and capital expenditures are transacted in U.S. dollars. Commencing in May 2007, sales transactions through our Canadian and U.K. websites are denominated in local currency, subjecting us to foreign currency exchange risk from the transaction date to when the cash is ultimately converted to U.S. dollars. The impact of foreign currency exchange was not material to our results of operations for the fiscal years ended January 4, 2009 and December 30, 2007. As we continue to expand our international customers’ options to transact in their local currencies, our exposure to foreign exchange risks will increase in the future.

In addition, the functional currency of Blue Nile Jewellery, Ltd (“Jewellery”), our Irish subsidiary, is the Euro. Assets and liabilities of Jewellery are translated into U.S. dollars at the exchange rate prevailing at the end of the period. Income and expenses are translated into U.S. dollars at an average exchange rate during the period. Foreign currency gains and losses from the translation of Jewellery’s balance sheet and income statement are included in other comprehensive income.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Blue Nile, Inc.
Seattle, Washington

We have audited the accompanying consolidated balance sheets of Blue Nile, Inc. and subsidiaries (the “Company”) as of January 4, 2009 and December 30, 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended January 4, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Blue Nile, Inc. and subsidiaries as of January 4, 2009 and December 30, 2007, and the results of their operations and their cash flows for each of the three years in the fiscal period ended January 4, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, on December 31, 2006, the Company initially applied the provisions of Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements, and recorded a cumulative effect adjustment to beginning accumulated deficit in 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 4, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2009, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Seattle, Washington
March 3, 2009

BLUE NILE, INC.

Consolidated Balance Sheets
(In thousands, except par value)

	January 4,	December 30,
	2009	2007

ASSETS
Current assets:
Cash and cash equivalents	$54,451	$122,793
Trade accounts receivable	984	2,452
Other accounts receivable	725	1,124
Inventories	18,834	20,906
Deferred income taxes	670	799
Prepaids and other current assets	1,069	1,072

Total current assets	76,733	149,146
Property and equipment, net	7,558	7,601
Intangible assets, net	271	286
Deferred income taxes	5,014	3,489
Other assets	89	64

Total assets	$89,665	$160,586

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$62,291	$85,866
Accrued liabilities	6,607	9,549
Current portion of long-term financing obligation	41	38
Current portion of deferred rent	205	238

Total current liabilities	69,144	95,691
Long-term financing obligation, less current portion	839	880
Deferred rent, less current portion	374	538
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 300,000 shares authorized; 19,659 shares and 19,513 shares issued, respectively; 14,493 shares and 15,973 shares outstanding, respectively	20	20
Additional paid-in capital	144,913	134,207
Deferred compensation	—	(3)
Accumulated other comprehensive income	17	75
Retained earnings	36,199	24,569
Treasury stock, at cost; 5,166 shares and 3,540 shares outstanding, respectively	(161,841)	(95,391)

Total stockholders’ equity	19,308	63,477

Total liabilities and stockholders’ equity	$89,665	$160,586

The accompanying notes are an integral part of these consolidated financial statements

BLUE NILE, INC.

Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended	Year Ended	Year Ended
	January 4,	December 30,	December 31,
	2009	2007	2006

Net sales	$295,329	$319,264	$251,587
Cost of sales	235,333	254,060	200,734

Gross profit	59,996	65,204	50,853
Selling, general and administrative expenses	44,005	42,792	34,296

Operating income	15,991	22,412	16,557
Other income, net:
Interest income, net	1,420	3,760	3,323
Other income, net	445	415	100

Total other income, net	1,865	4,175	3,423

Income before income taxes	17,856	26,587	19,980
Income tax expense	6,226	9,128	6,916

Net income	$11,630	$17,459	$13,064

Basic net income per share	$0.78	$1.10	$0.79

Diluted net income per share	$0.75	$1.04	$0.76

The accompanying notes are an integral part of these consolidated financial statements

BLUE NILE, INC.

Consolidated Statements of Changes in Stockholders’ Equity
(In thousands)

						Accumulated
			Additional		Retained Earnings	Other			Total
	Common Stock		Paid-in	Deferred Stock	(Accumulated	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Compensation	Deficit)	Income (Loss)	Shares	Amount	Equity

Balance, January 1, 2006	18,646	$19	$106,341	$(480)	$(6,362)	$5	(1,315)	$(18,008)	$81,515
Adjustment to beginning accumulated deficit (Note 1)	—	—	—	—	408	—	—	—	408
Net income	—	—	—	—	13,064	—	—	—	13,064
Other comprehensive income (loss):
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	(7)	—	—	(7)

Total comprehensive income	—	—	—	—	—	—	—	—	13,057
Tax benefit from exercise of stock options	—	—	2,961	—	—	—	—	—	2,961
Amortization of deferred stock compensation	—	—	—	269	—	—	—	—	269
Reversal of deferred compensation relating to cancelled options	—	—	(31)	31	—	—	—	—	—
Exercise of common stock options	425	—	2,251	—	—	—	—	—	2,251
Issuance of common stock to directors	2	—	94	—	—	—	—	—	94
Stock-based compensation	—	—	4,135	—	—	—	—	—	4,135
Repurchase of common stock	—	—	—	—	—	—	(1,786)	(57,387)	(57,387)

Balance, December 31, 2006	19,073	19	115,751	(180)	7,110	(2)	(3,101)	(75,395)	47,303
Net income	—	—	—	—	17,459	—	—	—	17,459
Other comprehensive income (loss):
Reclassification of unrealized loss, net of tax	—	—	—	—	—	2	—	—	2
Foreign currency translation adjustment	—	—	—	—	—	75	—	—	75

Total comprehensive income	—	—	—	—	—	—	—	—	17,536
Tax benefit from exercise of stock options	—	—	6,848	—	—	—	—	—	6,848
Amortization of deferred stock compensation		—	—	172	—	—	—	—	172
Reversal of deferred compensation relating to cancelled options	—	—	(5)	5	—	—	—	—	—
Exercise of common stock options	438	1	5,874	—	—	—	—	—	5,875
Issuance of common stock to directors	2	—	97	—	—	—	—	—	97
Stock-based compensation	—	—	5,642	—	—	—	—	—	5,642
Repurchase of common stock	—	—	—	—	—	—	(439)	(19,996)	(19,996)

Balance, December 30, 2007	19,513	20	134,207	(3)	24,569	75	(3,540)	(95,391)	63,477
Net income	—	—	—	—	11,630	—	—	—	11,630
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	—	(58)	—	—	(58)

Total comprehensive income	—	—	—	—	—	—	—	—	11,572
Tax benefit from exercise of stock options	—	—	510	—	—	—	—	—	510
Amortization of deferred stock compensation		—	—	3	—	—	—	—	3
Exercise of common stock options	142	—	2,989	—	—	—	—	—	2,989
Issuance of common stock to directors	4	—	130	—	—	—	—	—	130
Stock-based compensation	—	—	7,077	—	—	—	—	—	7,077
Repurchase of common stock	—	—	—	—	—	—	(1,626)	(66,450)	(66,450)

Balance, January 4, 2009	19,659	$20	$144,913	$—	$36,199	$17	(5,166)	$(161,841)	$19,308

The accompanying notes are an integral part of these consolidated financial statements

BLUE NILE, INC.

Consolidated Statements of Cash Flows
(In thousands)

	Year Ended	Year Ended	Year Ended
	January 4,	December 30,	December 31,
	2009	2007	2006

Operating activities:
Net income	$11,630	$17,459	$13,064
Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
Depreciation and amortization	2,110	1,772	1,868
(Gain) loss on disposal of property and equipment	20	(8)	5
Stock-based compensation	7,114	5,832	4,434
Deferred income taxes	(1,396)	(1,407)	2,654
Tax benefit from exercise of stock options	510	6,848	2,739
Excess tax benefit from exercise of stock options	(142)	(1,847)	(172)
Changes in assets and liabilities:
Receivables	1,867	(1,935)	236
Inventories	2,072	(6,291)	(2,852)
Prepaid expenses and other assets	(21)	(306)	88
Accounts payable	(23,575)	19,241	16,468
Accrued liabilities	(2,967)	2,234	2,194
Deferred rent and other	(149)	(137)	(208)

Net cash (used in) provided by operating activities	(2,927)	41,455	40,518
Investing activities:
Purchases of property and equipment	(2,010)	(4,897)	(1,908)
Proceeds from the sale of property and equipment	10	23	1
Purchases of marketable securities		(20,230)	(75,030)
Proceeds from the sale of marketable securities		40,000	98,000
Transfers of restricted cash		120	2

Net cash (used in) provided by investing activities	(2,000)	15,016	21,065
Financing activities:
Repurchase of common stock	(66,450)	(19,996)	(57,387)
Proceeds from stock option exercises	2,989	5,875	2,251
Excess tax benefit from exercise of stock options	142	1,847	172
Principal payments under long-term financing obligation	(38)	(22)	—

Net cash used in financing activities	(63,357)	(12,296)	(54,964)

Effect of exchange rate changes on cash and cash equivalents	(58)	78	—

Net (decrease) increase in cash and cash equivalents	(68,342)	44,253	6,619
Cash and cash equivalents, beginning of period	122,793	78,540	71,921

Cash and cash equivalents, end of period	$54,451	$122,793	$78,540

The accompanying notes are an integral part of these consolidated financial statements

BLUE NILE, INC.

Consolidated Statements of Cash Flows
(In thousands)

	Year Ended	Year Ended	Year Ended
	January 4,	December 30,	December 31,
	2009	2007	2006

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$7,342	$3,894	$325
Cash paid for interest relating to long-term financing obligation	$21	$15	$—
Non-cash investing and financing activities:
Property additions financed by long-term financing obligation	$—	$940	$—

The accompanying notes are an integral part of these consolidated financial statements

BLUE NILE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Description of the Company and Summary of Significant Accounting Policies

The Company

Blue Nile, Inc. (the “Company”) is a leading online retailer of high quality diamonds and fine jewelry in the United States. In addition to sales of diamonds, fine jewelry and watches, the Company provides guidance and support to enable customers to more effectively learn about and purchase diamonds as well as classically styled fine jewelry. The Company, a Delaware corporation, based in Seattle, Washington, was formed in March 1999. In May 2007, the Company commenced operations at two new wholly-owned subsidiaries, Blue Nile Worldwide, Inc. (“Worldwide”) and Blue Nile Jewellery, Ltd. (“Jewellery”). Worldwide offers diamond and fine jewelry products for sale to customers in the E.U. Jewellery operates a customer service and fulfillment center in Dublin, Ireland. The Company serves consumers in over 40 countries and territories all over the world and maintains its primary website at www.bluenile.com. The Company also operates the www.bluenile.co.uk and www.bluenile.ca websites.

Fiscal Year

The Company’s fiscal year ends on the Sunday closest to December 31. Each fiscal year consists of four 13-week quarters, with one extra week added in the fourth quarter every five to six years. The Company’s fiscal year 2008, which ended January 4, 2009, included one extra week in the fourth quarter as a result of the Company’s 4-4-5 retail reporting calendar.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Blue Nile, Inc. and its wholly-owned subsidiaries, Blue Nile, LLC, Blue Nile Worldwide, Inc. and Blue Nile Jewellery, Ltd. All significant intercompany transactions and balances are eliminated in consolidation.

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

Concentration of Risk

The Company maintains the majority of its cash and cash equivalents in accounts with three major financial institutions in the United States of America, in the form of demand deposits, money market accounts and other short-term investments. Deposits in these institutions may exceed the amounts of insurance provided on such deposits. The Company has not experienced any losses on its deposits of cash and cash equivalents. The Company’s trade accounts receivable are derived from credit card purchases from customers and the majority are settled within two business days.

The Company’s ability to acquire diamonds and fine jewelry is dependent on its relationships with various suppliers from whom it purchases diamonds and fine jewelry. The Company has reached agreements with certain suppliers to provide access to their inventories of diamonds for its customers, but the terms of these agreements are limited and do not govern the purchase of diamonds for its inventory. The Company’s inability to maintain these and other future diamond and fine jewelry supply relationships on commercially reasonable terms would cause its business to suffer and its revenues to decline. Purchase concentration by major supply

BLUE NILE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

vendor in fiscal year 2008 with comparative information for fiscal years 2007 and 2006, respectively, is as follows:

	Year Ended
	January 4,	December 30,	December 31,
	2009	2007	2006
	Payments	Payments	Payments

Vendor A	9%	8%	9%
Vendor B	6%	7%	6%
Vendor C	6%	6%	6%

	21%	21%	21%

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Maintenance and repairs are expensed as incurred. Depreciation is calculated on a straight-line basis over the estimated useful lives of the related assets. The cost and related accumulated depreciation of assets sold or otherwise disposed of is removed from the accounts and the related gain or loss is reported in the statement of operations. Estimated useful lives by major asset category are as follows:

Asset	Life (in years)

Software	2-5
Computers and equipment	3-5
Leasehold improvements	Shorter of lease term or asset life
Building	Shorter of lease term or asset life
Furniture and fixtures	5-7

Capitalized Software

The Company capitalizes internally developed software costs and website development costs in accordance with the provisions of Statement of Position 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use” and Emerging Issues Task Force Issue No. 00-2, “Accounting for Website Development Costs”. Capitalized costs are amortized on a straight-line basis over the estimated useful life of the software once it is available for use.

BLUE NILE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Intangible Assets

Intangible assets are recorded at cost and consist primarily of the costs incurred to acquire licenses and other similar agreements with finite lives, which were acquired in October 2004. The gross carrying amount of these licenses was $0.4 million as of January 4, 2009 and December 30, 2007. Accumulated amortization was $162,000 and $130,000 as of January 4, 2009 and December 30, 2007, respectively. Amortization expense was $33,000 in each of the fiscal years ended January 4, 2009 and December 30, 2007. Amortization expense is estimated to be $33,000 in each fiscal year for 2009 and through 2013.

Intangible assets that are not being amortized relate to the Company’s domain names, with total carrying amounts of $33,000 and $16,000 as of January 4, 2009 and December 30, 2007, respectively. These assets are tested for impairment annually and more frequently if certain circumstances indicate that impairment may have occurred.

Fair Value of Financial Instruments

The carrying amounts for the Company’s cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities.

Treasury Stock

Treasury stock is recorded at cost and consists primarily of the repurchase of the Company’s common stock in the open market.

Income Taxes

Deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities and are measured using the tax rates that will be in effect when the differences are expected to reverse. Future tax benefits, such as return reserves, are recognized to the extent that realization of such benefits is considered to be more likely than not.

Revenue Recognition

Net sales consist of products sold via the Internet and shipping revenue, net of estimated returns and promotional discounts and excluding sales taxes. The Company recognizes revenue when all of the following have occurred: persuasive evidence of an agreement with the customer exists, products are shipped and the customer takes delivery and assumes the risk of loss, the selling price is fixed or determinable and collectability of the selling price is reasonably assured. The Company evaluates the criteria outlined in Emerging Issues Task Force (“EITF”) No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” in determining whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned.

The Company requires payment at the point of sale. Amounts received before the customer assumed the risk of loss are not recorded as revenue. For sales to U.S., Canadian and U.K. customers, the Company recognizes revenue when delivery has occurred. For international sales, other than to Canada and U.K., revenue is recognized upon shipment. The Company offers a return policy of generally 30 days and provides

BLUE NILE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

an allowance for sales returns during the period in which the sales are made. At January 4, 2009 and December 30, 2007, the reserve for sales returns was $0.8 million and $1.3 million, respectively, and was recorded as an accrued liability. Sales and cost of sales reported in the consolidated statements of operations are reduced to reflect estimated returns. The estimates are based on the Company’s historical product return rates and current economic conditions.

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

Shipping and Handling Costs

The Company’s shipping and handling costs primarily include payments to third-parties for shipping merchandise to the Company’s customers. Shipping and handling costs of $3.0 million, $2.9 million, and $2.8 million in the fiscal years ended January 4, 2009, December 30, 2007 and December 31, 2006, were included in cost of sales.

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

Fulfillment costs include costs incurred in operating and staffing the fulfillment center, including costs attributable to receiving, inspecting and warehousing inventories and picking, packaging and preparing customers’ orders for shipment. Fulfillment costs in the years ended January 4, 2009, December 30, 2007 and December 31, 2006 were approximately $2.9 million, $2.9 million and $2.4 million respectively.

The Company has procedures in place to detect and prevent credit card fraud since the Company has exposure to losses from fraudulent charges. The Company records a reserve for fraud losses based on the Company’s historical rate of such losses. This reserve is recorded as an accrued liability and amounted to $0.1 million in the years ended January 4, 2009 and December 30, 2007.

Marketing

Marketing costs are expensed as incurred. Costs associated with web portal advertising contracts are amortized over the period such advertising is expected to be used. Costs of advertising associated with radio, print and other media are expensed when such services are used. Marketing expense for the years ended January 4, 2009, December 30, 2007 and December 31, 2006 was approximately $12.4 million, $11.9 million and $9.7 million, respectively.

Stock-Based Compensation

Effective January 2, 2006, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123R (Revised 2007), “Share-Based Payment” (“SFAS 123R”). The Company

BLUE NILE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

measures compensation cost for all options granted based on fair value on the date of the grant, and recognizes compensation expense over the service period for options expected to vest. The fair value of each stock option granted is estimated on the grant date using the Black-Scholes-Merton option valuation model. See Note 6 for additional details.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a common definition for fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. For financial assets and liabilities, SFAS 157 was effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position FAS 157-2 (“FSP FAS 157-2”), delaying the effective date of SFAS 157 by one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. For these items, SFAS 157 will go into effect in fiscal years beginning after November 15, 2008.

The adoption of SFAS 157 for financial assets in the first quarter of 2008 did not have a material impact on our consolidated results of operations or financial condition. The Company will adopt the SFAS 157 provisions for nonfinancial assets in the first quarter of 2009, in accordance with FSP FAS 157-2, and the Company does not expect this statement to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits all entities to elect to measure certain financial instruments and other items at fair value with changes in fair value reported in earnings. The Company adopted SFAS 159 in the first quarter of 2008 and there was no material impact on its consolidated results of operations or financial condition.

BLUE NILE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company does not expect the adoption of FSP FAS 142-3 to have a material impact on its consolidated financial statements.

Note 2.	Inventories

Inventories consist of the following (in thousands):

	January 4,	December 30,
	2009	2007

Loose diamonds	$695	$690
Fine jewelry, watches and other	18,139	20,216

	$18,834	$20,906

Note 3.	Property and Equipment

Property and equipment consist of the following (in thousands):

	January 4,	December 30,
	2009	2007

Computers and equipment	$3,823	$4,770
Software and website development	7,040	6,225
Leasehold improvements	5,443	5,312
Furniture and fixtures	774	753
Building	940	940

	18,020	18,000
Less: accumulated depreciation	(10,462)	(10,399)

Property and equipment, net	$7,558	$7,601

Capitalized software costs include external direct costs and internal direct labor and related employee benefits costs of developing software for internal use. Amortization begins in the period in which the software is ready for its intended use. The Company had $2.1 million and $1.4 million of unamortized computer software and website development costs at January 4, 2009 and December 30, 2007, respectively. Total depreciation expense was $2.1 million, $1.8 million and $1.9 million in the years ended January 4, 2009, December 30, 2007 and December 31, 2006, respectively. Of this amount, depreciation and amortization of capitalized software and website development costs was $0.7 million, $0.6 million and $0.7 million in the years ended January 4, 2009, December 30, 2007 and December 31, 2006, respectively.

Note 4.	Commitments and Contingencies

Leases

The Company leases its office and warehouse facilities and some equipment under noncancelable lease agreements with initial terms that generally range from 3 to 7 years. Certain of the leases include renewal provisions at the Company’s option. At the inception of the lease, the Company evaluates each agreement to determine whether the lease will be accounted for as an operating or capital lease. The term of the lease used for this evaluation includes renewal option periods only in instances in which the exercise of the renewal

BLUE NILE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

option can be reasonably assured and failure to exercise such option would result in an economic penalty. The office and warehouse leases contain rent escalation clauses and rent holidays. Rent expense is recorded on a straight-line basis over the lease term with the difference between the rent paid and the straight-line rent expense recorded as a deferred rent liability. Lease incentive payments received from the landlord are recorded as deferred rent liabilities and are amortized on a straight-line basis over the lease term as a reduction in rent. At January 4, 2009 and December 30, 2007, the deferred rent balance related to lease incentives was $0.5 million and $0.7 million, respectively.

During 2007, the Company made tenant improvements to its U.S. fulfillment center. In accordance with EITF Issue No. 97-10, “The Effect of Lessee Involvement in Asset Construction,” the Company recorded the building as property and equipment during the construction period. Upon completion, the transaction did not meet the criteria for sale-leaseback accounting, and accordingly, has been recorded as a long-term financing obligation in accordance with SFAS No. 98, “Accounting for Leases.”

Future minimum lease payments at January 4, 2009 are as follows (in thousands):

	Financing	Operating
	Obligation	Leases

2009	$59	$514
2010	59	514
2011	61	317
2012	68	162
2013	68	159
Thereafter	54	133

Total minimum lease payments	$369	$1,799

Less: amounts representing interest	(64)

Present value of minimum lease payments	305
Residual value	575
Less: current maturities	(41)

Total long-term financing obligation less current maturities	$839

As of January 4, 2009 and December 30, 2007, assets under the long-term financing obligation amounted to $0.9 million, net of accumulated depreciation of $71,000 and $70,000 at January 4, 2009 and December 30, 2007, respectively. Such assets are classified within property and equipment, net, in the accompanying balance sheet. The residual value of the long-term financing obligation represents the estimated fair value of the financing at the end of the Company’s lease term. Rent expense, which includes certain common area maintenance costs, was approximately $0.6 million for the fiscal years ended January 4, 2009, December 30, 2007 and December 31, 2006.

Litigation

In October 2008, Landmark Technology, LLC filed a complaint against the Company and several other defendants in the United States District Court for the Eastern District of Texas. The complaint alleges that our website infringes on three of its patents, each of which claims business methods for Internet sales and financial transactions, and seeks injunctive relief, monetary damages, and enhanced damages and attorneys’ fees for alleged willful infringement. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in the matter.

In the ordinary course of business, the Company may be subject from time to time to various other proceedings, lawsuits, disputes or claims.

BLUE NILE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Although the Company cannot predict with assurance the outcome of any litigation, it does not believe there are currently any such actions that, if resolved unfavorably, would have a material impact on the Company’s financial condition or results of operations.

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

The Company’s 2004 Equity Incentive Plan (“2004 Plan”) provides for the grant of non-statutory stock options, restricted stock awards, stock appreciation rights, restricted stock units and other forms of equity compensation, which may be granted to employees, including officers, non-employee directors and consultants. As of January 4, 2009, the Company reserved 4,025,247 shares of common stock for future grants under the 2004 Plan, which amount will be increased annually on the first day of each fiscal year, up to and including 2014, by five percent of the number of shares of common stock outstanding on such date unless a lower number of shares is approved by the board of directors.

Options granted under the 2004 Plan generally provide for 25% vesting on the first anniversary from the date of grant with the remainder vesting monthly over three years, and generally expire 10 years from the date of grant. Options granted under the 2004 Plan are granted at fair value on the date of the grant.

The Company’s 2004 Non-Employee Directors’ Stock Option Plan (“Directors’ Plan”) provides for the automatic grant of non-statutory stock options to purchase shares of common stock to non-employee directors. As of January 4, 2009, the Company reserved 374,214 shares of common stock for future grants under the Directors’ Plan, which amount will be increased annually on the first day of each fiscal year, up to and including 2014, by the number of shares of common stock subject to options granted during the prior calendar year unless a lower number of shares is approved by the board of directors. There were 49,500 options granted under this plan in the year ended January 4, 2009.

Employee Stock Purchase Plans

In April 2004, the Company adopted the 2004 Employee Stock Purchase Plan (the “Purchase Plan”). As of January 4, 2009, 1,000,000 shares of common stock are authorized to be sold under the Purchase Plan. Commencing on the first day of the fiscal year in which the Company first makes an offering under the plan, this amount will be increased annually for 20 years. The increase in amount is the lesser of 320,000 shares or one and one half percent of the number of shares of common stock outstanding on each such date, unless a lower number of shares are approved by the board of directors. The Purchase Plan is intended to qualify as an

BLUE NILE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

“employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code. As of January 4, 2009, no shares of common stock have been offered for sale under the Purchase Plan.

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

Stock-Based Compensation Expense

Effective January 2, 2006, the Company adopted the provisions of SFAS 123R using the modified-prospective transition method for all stock options issued after becoming a public company. SFAS 123R requires measurement of compensation cost for all options granted based on fair value on the date of grant and recognition of compensation expense over the service period for those options expected to vest. Stock-based compensation expense recorded for the years ended January 4, 2009, December 30, 2007 and December 31, 2006 include the estimated expense for stock options granted on or subsequent to January 2, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R, and the estimated expense for the portion vesting in the period for options granted between March 11, 2004 (the date on which the Company was considered to be a public company for accounting purposes) and January 2, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123. Options granted prior to March 11, 2004 have been accounted for using the prospective transition method, which requires that those options continue to be accounted for under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25.” Under APB 25, compensation expense was recognized for the difference between the market price of the Company’s stock on the date of grant and the exercise price of the stock option. As prescribed under the modified-prospective and prospective transition methods, results for the prior periods have not been restated.

Prior to the adoption of SFAS 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash inflows in the consolidated statements of cash flows, in accordance with the provisions of EITF Issue No. 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company Upon Exercise of a Nonqualified Employee Stock Option.” The tax benefits resulting from the exercise of stock options granted prior to March 11, 2004 will continue to be reported as operating cash inflows in accordance with the prospective transition method. SFAS 123R requires the benefits of tax deductions in excess of the compensation cost recognized for those options granted on or subsequent to March 11, 2004 to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis. This amount is shown as “Excess tax benefit from exercise of stock options” on the consolidated statement of cash flows and amounted to $0.1 million, $1.8 million and $0.2 million for the years ended January 4, 2009, December 30, 2007 and December 31, 2006, respectively.

During the years ended January 2, 2005 and December 31, 2003, the Company issued options to certain employees under the 1999 Plan with exercise prices which the board of directors, in good faith, determined to be equal to the fair market value of the Company’s common stock but which were subsequently determined, for accounting purposes, to be less than the fair market value of the Company’s common stock at the date of grant. In accordance with the requirements of APB 25, the Company has recorded deferred stock-based compensation for the difference between the exercise price of the stock option and the subsequently determined fair market value of the Company’s stock at the grant date. In the years ended January 2, 2005 and December 31, 2003, the Company recorded deferred stock-based compensation of $0.2 million and $1.4 million, respectively, related to these options. This amount was amortized over the vesting period of the awards. Deferred stock-based

BLUE NILE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compensation was fully amortized as of January 4, 2009. The Company recorded compensation expense of $.003 million, $0.2 million and $0.3 million during the years ended January 4, 2009, December 30, 2007 and December 31, 2006, respectively related to the amortization of deferred stock-based compensation.

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

The following table represents total stock-based compensation expense recognized in the consolidated financial statements (in thousands):

	Year Ended
	January 4,	December 30,	December 31,
	2009	2007	2006

Stock option expense in selling, general and administrative expenses	$6,905	$5,621	$4,257
Stock option expense in cost of sales	79	114	82

Total stock option expense on the consolidated statement of operations	$6,984	$5,735	$4,339

Total related tax benefit	$2,437	$1,967	$1,501
Stock-based compensation capitalized	$96	$79	$64

Stock-based compensation capitalized is included in property and equipment, net, on the consolidated balance sheets as a component of the cost capitalized for the development of software for internal use.

The fair value of the stock options was estimated at the grant date with the following weighted average assumptions:

	Year Ended
	January 4,	December 30,	December 31,
	2009	2007	2006

Expected term	4.0 years	4.5 years	4.5 years
Expected volatility	48.1%	37.1%	36.0%
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	2.5%	4.3%	5.0%
Estimated weighted average fair value per option granted	$17.23	$29.26	$11.86

•	Expected Term — This is the estimated period of time until exercise and is based primarily on historical experience for options with similar terms and conditions, giving consideration to future expectations. The Company also considers the expected terms of other companies that have similar contractual terms, expected stock volatility and employee demographics.

•	Expected Volatility — This is based on the Company’s historical stock price volatility, and prior to 2008, in combination with the implied volatility of its exchange traded options.

•	Expected Dividend Yield — The Company has not paid dividends in the past and does not expect to pay dividends in the near future.

•	Risk-Free Interest Rate — This is the rate on nominal U.S. Government Treasury Bills with lives commensurate with the expected term of the options on the date of grant.

BLUE NILE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes all stock option transactions from January 1, 2006, through January 4, 2009:

			Weighted Average
		Weighted Average	Remaining	Total
	Options	Exercise Price	Contractual Term	Intrinsic Value
				(In thousands)

Balance, January 1, 2006	2,095	$15.84
Granted	585	31.49
Exercised	(425)	5.30
Canceled	(69)	26.94

Balance, December 31, 2006	2,186	21.73
Granted	349	78.27
Exercised	(439)	13.40
Canceled	(59)	33.85

Balance, December 30, 2007	2,037	32.84
Granted	520	43.11
Exercised	(142)	21.01
Canceled	(125)	60.79

Balance, January 4, 2009	2,290	$34.38	6.88	$8,772

Vested and expected to vest at January 4, 2009	2,084	$33.14	6.73	$8,772
Exercisable at January 4, 2009	1,406	$26.37	5.78	$8,770

The aggregate intrinsic value in the table above is before applicable income taxes and represents the amount optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price. Options granted during the years ended January 4, 2009, December 30, 2007 and December 31, 2006 have a weighted average grant date fair value of $17.23, $29.26 and $11.86, respectively. Options granted in the years ended January 4, 2009, December 30, 2007 and December 31, 2006 were granted with exercise prices equal to the market value on the date of grant.

BLUE NILE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total intrinsic value of options exercised was $3.3 million, $22.6 million and $12.1 million in the years ended January 4, 2009, December 30, 2007 and December 31, 2006, respectively. As of January 4, 2009, the Company had total unrecognized compensation costs related to unvested stock options of $12.9 million, before income taxes. The Company expects to recognize this cost over a weighted average period of 2.7 years. During the years ended January 4, 2009, December 30, 2007 and December 31, 2006, the total fair value of options vested was $6.6 million, $5.8 million and $4.3 million, respectively. The unrecognized compensation cost related to stock options granted subsequent to March 11, 2004 will be adjusted for any future changes in the rate of estimated forfeitures. The unrecognized compensation cost related to stock options granted prior to March 11, 2004 and accounted for under the prospective application method will be adjusted for actual forfeitures as they occur. The following table summarizes information about stock options outstanding at January 4, 2009:

	Outstanding
		Weighted Average
		Remaining		Exercisable
		Contractual	Exercise		Weighted Average
Range of Exercise Price	Options	Life	Price	Options	Exercise Price
	(In thousands)	(In years)		(In thousands)

$0.25 - $26.02	463	4.25	$5.97	438	$4.84
$26.32 - $31.26	762	6.60	30.65	600	30.51
$31.43 - $41.13	502	7.53	35.93	268	33.27
$41.63 - $83.81	562	8.81	61.31	100	77.18
$84.42 - $99.98	1	8.72	90.07	—	—

	2,290	6.88	34.38	1,406	26.37

Note 7.	Common Stock

On February 2, 2006, the Company’s board of directors authorized the repurchase of up to $100 million of its common stock within the 24-month period following the approval date of such repurchase. This repurchase program expired on February 2, 2008. On July 27, 2006, the Company’s board of directors authorized the repurchase of up to an additional $50 million of its common stock within the 24-month period following the approval date of such additional repurchase. This repurchase authorization expired on July 27, 2008. On February 6, 2008, the Company’s board of directors authorized the repurchase of up to $100 million of its common stock within the 24-month period following the approval date of such additional repurchase. In the year ended January 4, 2009, the Company repurchased 1.6 million shares of the Company’s common stock for an aggregate purchase price of approximately $66.5 million. In the year ended December 30, 2007, the Company repurchased 438,755 shares of the Company’s common stock for an aggregate purchase price of approximately $20.0 million. In the year ended December 31, 2006, the Company repurchased 1.8 million shares of the Company’s common stock for an aggregate purchase price of approximately $57.4 million.

As of January 4, 2009 the Company has $83.5 million remaining under the share repurchase authorization.

Note 8.	Employee Benefit Plan

The Company has a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code covering all eligible officers and employees. The Company provides a discretionary matching contribution, which has generally been $0.50 for every $1.00 contributed by the employee up to 4% of each employee’s salary. Such contributions were approximately $0.2 million for the year ended January 4, 2009 and $0.1 million for the years ended December 30, 2007 and December 31, 2006.

BLUE NILE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.	Income Taxes

The expense (benefit) for income taxes consists of the following (in thousands):

	Year Ended
	January 4,	December 30,	December 31,
	2009	2007	2006

Current income tax expense	7,112	3,685	1,389
Tax benefit from stock option exercises recorded in equity	510	6,848	2,961
Deferred income tax (benefit) expense:
Utilization of net operating loss	—	—	3,008
Other, net	(1,396)	(1,405)	(442)

Total income tax expense	6,226	9,128	6,916

A reconciliation of the statutory Federal income tax rate to the effective tax rate is as follows:

Statutory Federal income tax rate	35.0%	35.0%	35.0%
Other, net	(0.1)%	(0.7)%	(0.4)%

Effective tax rate	34.9%	34.3%	34.6%

Deferred income taxes reflect the net tax effect of temporary differences between amounts recorded for financial reporting purposes and amounts used for tax purposes. The major components of deferred tax assets are as follows (in thousands):

	Year Ended
	January 4,	December 30,
	2009	2007

Deferred tax assets:
Current:
Reserves and allowances	$388	$544
Deferred rent	72	78
Other	210	177
Noncurrent:
Stock options	4,962	2,800
Excess of book over tax depreciation and amortization	—	439
Deferred rent	131	188
Financing obligation	294	308
Other	43	59

Gross deferred tax assets	6,100	4,593

Noncurrent deferred tax liabilities:
Leased building	(304)	(305)
Excess of book over tax depreciation and amortization	(112)	—

Gross deferred tax liabilities	(416)	(305)

Net deferred tax assets	$5,684	$4,288

At January 1, 2006, the Company had net operating loss carryforwards for federal income tax purposes of approximately $8.4 million. The net operating loss carryforwards were fully utilized during the year ended

BLUE NILE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2006. Income taxes payable at January 4, 2009 and December 30, 2007 were $0.6 million and $0.9 million, respectively, and were included in accrued liabilities.

The Company has not provided for deferred taxes on unremitted earnings of subsidiaries outside the United States where such earnings are permanently reinvested. At January 4, 2009, unremitted earnings of foreign subsidiaries were approximately $202,000. The amount of unrecognized deferred tax liability associated with these unremitted earnings is approximately $37,000. If these earnings were distributed in the form of dividends or otherwise, the Company would be subject to U.S. income taxes less an adjustment for applicable foreign tax credits.

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which prescribes how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.

The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2005. The Company recognizes interest and penalties related to unrecognized tax benefits, if incurred, in the Company’s provision for income taxes. The Company has evaluated material tax positions taken on all open years and has concluded that material tax positions meet the “more likely than not” test as set forth in FIN 48. As such, no liability for unrecognized tax benefits is considered necessary and no interest or penalties have been accrued.

The tax benefit realized for the tax deduction from stock option exercises totaled $0.9 million, $7.5 million and $3.0 million for the years ended January 4, 2009, December 30, 2007 and December 31, 2006, respectively.

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

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Year Ended
	January 4,	December 30,	December 31,
	2009	2007	2006

Net income	$11,630	$17,459	$13,064

Weighted average common shares outstanding	14,925	15,919	16,563

Basic net income per share	$0.78	$1.10	$0.79

Dilutive effect of stock options	580	895	715

Common stock and common stock equivalents	15,505	16,814	17,278

Diluted net income per share	$0.75	$1.04	$0.76

BLUE NILE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the securities outstanding during the respective periods that have been excluded from the calculations because the effect on net income per share would have been antidilutive (in thousands):

	Year Ended
	January 4,	December 30,	December 31,
	2009	2007	2006

Stock options	606	112	1,159

Note 11.	Segment Information

The Company’s only operating segment is online retail jewelry. The Company sells jewelry to customers within and outside the United States. No customer accounted for 10% or more of the Company’s revenues. Net sales were attributed on the basis of the country to which the product was shipped. Revenue from individual foreign countries was not material for disclosure.

The tables below represent information by geographic area (in thousands):

	Year Ended
	January 4,	December 30,	December 31,
	2009	2007	2006

Net sales to external customers
United States	$267,670	$302,230	$243,270
Other countries	27,659	17,034	8,317

Total	$295,329	$319,264	$251,587

	Year Ended
	January 4,	December 30,	December 31,
	2009	2007	2006

Long-lived assets
United States	$7,148	$7,075	$3,391
Other countries	410	526	—

Total	$7,558	$7,601	$3,391

BLUE NILE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12.	Selected Quarterly Financial Information (unaudited)

Summarized quarterly financial information for fiscal years 2008 and 2007 is as follows (in thousands, except per share data):

	Q1	Q2	Q3	Q4

2008 quarter:
Net sales	$70,460	$73,706	$65,376	$85,787
Gross profit	13,924	15,123	13,262	17,687
Net income	2,571	3,205	2,335	3,519
Basic net income per share	0.16	0.21	0.16	0.24
Diluted net income per share	0.16	0.20	0.15	0.24

	Q1	Q2	Q3	Q4

2007 quarter:
Net sales	$67,910	$72,093	$67,355	$111,906
Gross profit	13,249	14,943	13,357	23,655
Net income	3,163	3,781	2,972	7,543
Basic net income per share	0.20	0.24	0.19	0.47
Diluted net income per share	0.19	0.23	0.18	0.45

BLUE NILE, INC.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

		Charged
	Balance at	to Revenue,		Balance at
	Beginning	Costs or		End of
Description	of Period	Expenses	Deductions(A)	Period
	(In thousands)

Year ended January 4, 2009
Reserve for sales returns	$1,281	$28,383	$(28,836)	$828

Reserve for fraud	$130	$20	$(50)	$100

Year ended December 30, 2007
Reserve for sales returns	$1,179	$26,743	$(26,641)	$1,281

Reserve for fraud	$105	$118	$(93)	$130

Year ended December 31, 2006
Reserve for sales returns	$976	$19,893	$(19,690)	$1,179

Reserve for fraud	$151	$(22)	$(24)	$105

(A)	Deductions for sales returns and fraud consist of actual sales returns and credit card chargebacks in each period.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed by us in our periodic reports filed with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and SEC reports. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting include those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets; (2) provide reasonable assurance that our transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of January 4, 2009, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, management has concluded that our internal control over financial reporting was effective at the “reasonable assurance” level as of January 4, 2009.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of January 4, 2009, as stated in their audit report below.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended January 4, 2009, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

/s/ Diane M. Irvine	/s/ Marc D. Stolzman
Chief Executive Officer and President	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Blue Nile, Inc.
Seattle, Washington

We have audited the internal control over financial reporting of Blue Nile, Inc. and subsidiaries (the “Company”) as of January 4, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 4, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 4, 2009 of the Company and our report dated March 3, 2009 expressed an unqualified opinion on those financial statements and financial statement schedule and includes an explanatory paragraph regarding the Company’s application of Staff Accounting Bulletin No, 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in the Current Year Financial Statements.

/s/ Deloitte & Touche LLP

Seattle, Washington
March 3, 2009

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item relating to our executive officers will be contained in our Proxy Statement with respect to our 2009 Annual Meeting of Stockholders under the caption “Executive Officers” and is incorporated herein by reference. The information required by this Item relating to our directors and nominees, including information with respect to audit committee financial experts and our code of ethics, will be contained in our Proxy Statement with respect to our 2009 Annual Meeting of Stockholders under the caption “Proposal 1 — Election of Directors” and is incorporated herein by reference. The information required by this Item regarding compliance with Section 16(a) of the Securities Exchange Act will be contained in our Proxy Statement with respect to our 2009 Annual Meeting of Stockholders under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year.

Item 11.	Executive Compensation

The information required by this Item will be contained in our Proxy Statement with respect to our 2009 Annual Meeting of Stockholders under the captions “Compensation of Executive Officers,” “Compensation Committee Interlocks and Insider Participation,” “Report of the Compensation Committee of the Board of Directors” and “Compensation of Directors,” and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be contained in our Proxy Statement with respect to our 2009 Annual Meeting of Stockholders under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be contained in our Proxy Statement with respect to our 2009 Annual Meeting of Stockholders under the caption “Transactions with Related Persons” and “Proposal 1-Election of Directors” and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year.

Item 14.	Principal Accounting Fees and Services

The information required by this Item will be contained in our Proxy Statement with respect to our 2009 Annual Meeting of Stockholders under the caption “Proposal 2 Ratification of Selection of Independent Auditors” and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Index to Consolidated Financial Statements

a. The following documents are filed as part of this report:

		Page

1.	Financial Statements:
	Report of Independent Registered Public Accounting Firm	37
	Consolidated Balance Sheets, as of January 4, 2009 and December 30, 2007	38
	Consolidated Statements of Operations, for the fiscal years ended January 4, 2009, December 30, 2007 and December 31, 2006	39
	Consolidated Statements of Changes in Stockholders’ Equity, for the fiscal years ended January 4, 2009, December 30, 2007 and December 31, 2006	40
	Consolidated Statements of Cash Flows, for the fiscal years ended January 4, 2009, December 30, 2007 and December 31, 2006	41
	Notes to Consolidated Financial Statements	43

2.	Financial Statement Schedule:
	Schedule II, Valuation and Qualifying Accounts	59
	All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits:
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

Date: March 4, 2009

Blue Nile, Inc.
(Registrant)

By	/s/ Marc D. Stolzman
Marc D. Stolzman
Chief Financial Officer
(Principal Accounting and Financial Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Diane M. Irvine and Marc D. Stolzman, and each or any one of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments (including posting effective amendments) to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-facts and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitutes or substitutes, may lawfully do or cause to be done by virtue hereof.

This report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, pursuant to the requirements of the Securities Exchange Act of 1934.

By	/s/ Diane M. Irvine Diane M. Irvine, Chief Executive Officer, President and Director (Principal Executive Officer)	March 3, 2009

By	/s/ Marc D. Stolzman Marc D. Stolzman, Chief Financial Officer (Principal Accounting and Financial Officer)	March 4, 2009

By	/s/ Mark C. Vadon Mark C. Vadon, Executive Chairman and Director	March 3, 2009

By	/s/ W. Eric Carlborg W. Eric Carlborg, Director	March 2, 2009

By	/s/ Leslie Lane Leslie Lane, Director	March 2, 2009

By	/s/ Ned Mansour Ned Mansour, Director	February 26, 2009

By	/s/ Michael Potter Michael Potter, Director	March 2, 2009

By	/s/ Steve Scheid Steve Scheid, Director	March 2, 2009

By	/s/ Mary Alice Taylor Mary Alice Taylor, Director	March 4, 2009

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference. Where an exhibit is incorporated by reference, the number in parentheses indicates the document to which cross-reference is made. See the end of this exhibit index for a listing of cross-reference documents.

Exhibit
Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of Blue Nile, Inc.
3.2(2)	Amended and Restated Bylaws of Blue Nile, Inc.
3.3(3)	Amendment to the Bylaws of Blue Nile, Inc.
4.1	Reference is made to Exhibits 3.1, and 3.2 and 3.3.
4.2(4)	Specimen Stock Certificate.
4.3(2)	Amended and Restated Investor Rights Agreement dated June 29, 2001 by and between Blue Nile, Inc. and certain holders of Blue Nile, Inc.’s preferred stock.
10.1.1(2)*	Blue Nile, Inc. Amended and Restated 1999 Equity Incentive Plan.
10.1.2(2)*	Form of Stock Option Agreement pursuant to the Blue Nile, Inc. 1999 Equity Incentive Plan.
10.2.1(12)*	Third Amended and Restated 2004 Non-Employee Directors’ Stock Option Plan.
10.2.2(7)*	Form of Stock Option Agreement pursuant to the Blue Nile, Inc. 2004 Non-Employee Directors’ Stock Option Plan.
10.2.3(13)*	Third Amended and Restated 2004 Non-Employee Directors’ Stock Option Plan.
10.3(2)*	Blue Nile, Inc. 2004 Employee Stock Purchase Plan.
10.4.1(5)*	Blue Nile, Inc. 2004 Equity Incentive Plan.
10.4.2(7)*	Form of Stock Option Agreement pursuant to the 2004 Equity Incentive Plan.
10.4.3(6)*	Blue Nile, Inc. Stock Grant Notice pursuant to the 2004 Equity Incentive Plan.
10.4.4(14)*	Form of Restricted Stock Unit Grant Notice and Form of Award Agreement under the Blue Nile, Inc. 2004 Equity Incentive Plan.
10.5.1(5)	Sublease Agreement, dated May 22, 2003, between Amazon.com Holdings, Inc. and the registrant.
10.5.2(5)	First Amendment to Sublease Agreement, dated July 3, 2003, between Amazon.com Holdings, Inc. and the registrant.
10.6.1(5)	Lease, dated June 28, 2001, between Gull Industries, Inc. and the registrant.
10.6.2(5)	First Amendment to Lease, dated December 11, 2002 between Gull Industries, Inc. and the registrant.
10.6.3(5)	Second Amendment to Lease, dated November 15, 2003, between Gull Industries, Inc. and the registrant.
10.7(9)	Commercial lease, dated July 21, 2006, between Gull Industries, Inc. and the registrant.
10.8(11)*	Offer Letter with Diane M. Irvine, dated December 1, 1999.
10.9(2)*	Offer Letter with Dwight Gaston, dated May 14, 1999.
10.10(2)*	Offer Letter with Susan S. Bell, dated August 22, 2001.
10.11(10)*	Offer Letter with Marc Stolzman, dated May 2, 2008.
10.12(14)*	Offer Letter with Marianne Marck, dated January 9, 2009.
10.13(5)*	Form of Indemnity Agreement entered into between Blue Nile, Inc. and each of its directors and executive officers.
10.14.1(8)*	Blue Nile, Inc. 2008 Executive Officer Cash Incentive Program.
10.14.2(13)*	Amendment to the Blue Nile, Inc. 2008 Executive Officer Cash Incentive Plan.
10.15(15)*	Compensation Arrangements with the registrant’s Chief Executive Officer and Executive Chairman
10.16(14)*	Director Compensation

Exhibit
Number	Description

10.17(16)*	Severance Agreement with Robin Easton, dated March 18, 2008
21.1(14)	Subsidiaries of the Registrant.
23.1(14)	Consent of Deloitte & Touche LLP.
24.1	Powers of Attorney of Officers and Directors signing this report (see page 64).
31.1(14)	Certification of Principal Chief Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2(14)	Certification of Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1(17)	Certification of Principal Chief Executive Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
32.2(17)	Certification of Principal Financial Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

*	Denotes a management contract or compensatory plan, contract or agreement, in which the Company’s directors or executive officers may participate.

(1)	Previously filed as Exhibit 3.1 to Blue Nile, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended July 4, 2004 (No. 000-50763), as filed with the Securities and Exchange Commission on August 6, 2004, and incorporated by reference herein.

(2)	Previously filed as the like numbered exhibit to Blue Nile, Inc.’s Registration Statement on Form S-1 (No. 333-113494), as filed with the Securities and Exchange Commission on March 11, 2004, as amended, and incorporated by reference herein.

(3)	Previously filed as Exhibit 3.2 to Blue Nile, Inc.’s Current Report on Form 8-K (No. 000-50763), as filed with the Securities and Exchange Commission on February 7, 2008, and incorporated by reference herein.

(4)	Previously filed as Exhibit 4.2 to Blue Nile, Inc.’s Registration Statement on Form S-1/A (No. 333-113494), as filed with the Securities and Exchange Commission on May 4, 2004, as amended, and incorporated by reference herein.

(5)	Previously filed as the like numbered exhibit to Blue Nile, Inc.’s Registration Statement on Form S-1/A (No. 333-113494), as filed with the Securities and Exchange Commission on April 19, 2004, as amended, and incorporated by reference herein.

(6)	Previously filed as Exhibit 10.1 to Blue Nile, Inc.’s Current Report on Form 8-K (No. 000-50763), as filed with the Securities and Exchange Commission on December 13, 2004, and incorporated by reference herein.

(7)	Previously filed as the like numbered exhibit to Blue Nile, Inc.’s Annual Report on Form 10-K (No. 000-50763), as filed with the Securities and Exchange Commission on March 25, 2005, and incorporated by reference herein.

(8)	Previously filed as Item 5.02 to Blue Nile, Inc.’s Current Report on Form 8-K (No. 000-50763), as filed with the Securities and Exchange Commission on May 19, 2008, and incorporated by reference herein.

(9)	Previously filed as Exhibit 10.1 to Blue Nile, Inc.’s Current Report on Form 8-K (No. 000-50763), as filed with the Securities and Exchange Commission on July 27, 2006, and incorporated by reference herein.

(10)	Previously filed as Exhibit 10.1 to Blue Nile, Inc.’s Current Report on Form 8-K (No. 000-50763), as filed with the Securities and Exchange Commission on May 6, 2008, and incorporated by reference herein.

(11)	Previously filed as Exhibit 10.7 to Blue Nile, Inc.’s Registration Statement on Form S-1 (No. 333-113494), as filed with the Securities and Exchange Commission on March 11, 2004, as amended, and incorporated by reference herein.

(12)	Previously filed as Exhibit 10.1 to Blue Nile, Inc.’s Quarterly Report on Form 10-Q (No. 000-50763) as filed with the Securities and Exchange Commission on November 7, 2008, and incorporated by reference herein.

(13)	Previously filed as Exhibit 10.2 to Blue Nile, Inc.’s Quarterly Report on Form 10-Q (No. 000-05763) as filed with the Securities and Exchange Commission on November 7, 2008 and incorporated by reference herein.

(14)	Filed herewith.

(15)	Previously filed as Item 5.02 to Blue Nile, Inc.’s Current Report on Form 8-K (No. 000-50763), as filed with the Securities and Exchange Commission on March 5, 2008, and incorporated by reference herein.

(16)	Previously filed as Exhibit 10.1 to Blue Nile, Inc.’s Current Report on Form 8-K (No. 000-50763), as filed with the Securities and Exchange Commission on March 24, 2008, and incorporated by reference herein.

(17)	Filed herewith. The certifications attached as Exhibits 32.1 and 32.2 accompany this Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Blue Nile, Inc. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.