Form 10-Q
period 2009-04-05
BLUE NILE INC
filed 2009-05-13
CIK 1091171

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 5, 2009
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☑       No   ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☐      No   ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes   ☐       No   ☑
     As of May 7, 2009, the registrant had 14,498,818 shares of common stock outstanding.

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

BLUE NILE, INC.
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BLUE NILE, INC.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except par value)

	April 5,	January 4,
	2009	2009
ASSETS
Current assets:
Cash and cash equivalents	$32,327	$54,451
Trade accounts receivable	1,197	984
Other accounts receivable	978	725
Inventories	16,202	18,834
Deferred income taxes	347	670
Prepaids and other current assets	784	1,069

Total current assets	51,835	76,733
Property and equipment, net	7,653	7,558
Intangible assets, net	363	271
Deferred income taxes	5,428	5,014
Other assets	68	89

Total assets	$65,347	$89,665

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,465	$62,291
Accrued liabilities	5,441	6,607
Current portion of long-term financing obligation	41	41
Current portion of deferred rent	216	205

Total current liabilities	41,163	69,144
Long-term financing obligation, less current portion	829	839
Deferred rent, less current portion	315	374
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, none issued and outstanding
Common stock, $0.001 par value; 300,000 shares authorized; 19,664 shares and 19,659 shares issued, respectively 14,498 shares and 14,493 shares outstanding, respectively	20	20
Additional paid-in capital	146,781	144,913
Accumulated other comprehensive (loss) income	(59)	17
Retained earnings	38,139	36,199
Treasury stock, at cost; 5,166 shares outstanding	(161,841)	(161,841)

Total stockholders’ equity	23,040	19,308

Total liabilities and stockholders’ equity	$65,347	$89,665

The accompanying notes are an integral part of these condensed consolidated financial statements

BLUE NILE, INC.
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Quarter Ended
	April 5,	March 30,
	2009	2008
Net sales	$62,403	$70,460
Cost of sales	49,200	56,536

Gross profit	13,203	13,924

Selling, general and administrative expenses	10,299	10,898

Operating income	2,904	3,026

Other income, net:
Interest income, net	67	835
Other income, net	13	91

Total other income, net	80	926

Income before income taxes	2,984	3,952
Income tax expense	1,044	1,381

Net income	$1,940	$2,571

Basic net income per share	$0.13	$0.16

Diluted net income per share	$0.13	$0.16

The accompanying notes are an integral part of these condensed consolidated financial statements

BLUE NILE, INC.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(unaudited)
(in thousands)

			Additional		Accumulated Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity

Balance, January 4, 2009	19,659	$20	$144,913	$36,199	$17	(5,166)	$(161,841)	$19,308
Net income				1,940				1,940
Other comprehensive income:
Foreign currency translation adjustment					(76)			(76)

Total comprehensive income								1,864
Tax (deficiency) benefit from exercise of stock options			(4)					(4)
Exercise of common stock options	4		15					15
Issuance of common stock to directors	1		40					40
Stock-based compensation			1,817					1,817

Balance, April 5, 2009	19,664	$20	$146,781	$38,139	$(59)	(5,166)	$(161,841)	$23,040

The accompanying notes are an integral part of these condensed consolidated financial statements

BLUE NILE, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Quarter Ended
	April 5,	March 30,
	2009	2008
Operating activities:
Net income	$1,940	$2,571
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	590	412
Loss on disposal of property and equipment	—	17
Stock-based compensation	1,823	1,780
Deferred income taxes	(91)	(210)
Tax (deficiency) benefit from exercise of stock options	(4)	76
Excess tax benefit from exercise of stock options	—	(9)
Changes in assets and liabilities:
Receivables	(466)	1,660
Inventories	2,632	1,420
Prepaid expenses and other assets	306	225
Accounts payable	(26,834)	(41,700)
Accrued liabilities	(1,266)	(4,527)
Deferred rent and other	(47)	25

Net cash used in operating activities	(21,417)	(38,260)

Investing activities:
Purchases of property and equipment	(636)	(515)
Proceeds from the sale of property and equipment	—	5

Net cash used in investing activities	(636)	(510)

Financing activities:
Repurchase of common stock	—	(41,664)
Proceeds from stock option exercises	15	257
Excess tax benefit from exercise of stock options	—	9
Principal payments under long-term financing obligation	(10)	(9)

Net cash provided by (used in) financing activities	5	(41,407)

Effect of exchange rate changes on cash and cash equivalents	(76)	110

Net decrease in cash and cash equivalents	(22,124)	(80,067)

Cash and cash equivalents, beginning of period	54,451	122,793

Cash and cash equivalents, end of period	$32,327	$42,726

The accompanying notes are an integral part of these condensed consolidated financial statements

Blue Nile, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollar amounts in thousands except for ratios and per share data, unless noted otherwise)
Note 1. Description of Our Business and Summary of Significant Accounting Policies
The Company
Blue Nile, Inc. (the “Company”) is the leading online retailer of high quality diamonds and fine jewelry in the United States. In addition to sales of diamonds, fine jewelry and watches, the Company provides education, guidance and support to enable customers to more effectively learn about and purchase diamonds as well as classically styled fine jewelry. The Company, a Delaware corporation, based in Seattle, Washington, was formed in March 1999. The Company serves consumers in over 40 countries and territories all over the world and maintains its primary website at www.bluenile.com. The Company also operates the www.bluenile.co.uk and www.bluenile.ca websites.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended January 4, 2009, filed with the Securities and Exchange Commission on March 5, 2009. The same accounting policies are followed for preparing quarterly and annual financial statements. In the opinion of management, all adjustments necessary for the fair presentation of the financial position, results of operations and cash flows for the interim period have been included and are of a normal, recurring nature.
The financial information as of January 4, 2009 is derived from the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended January 4, 2009, included in Item 8 of the Annual Report on Form 10-K for the year ended January 4, 2009.
Due to a number of factors, including the seasonal nature of the retail industry and other factors described in this report, quarterly results are not necessarily indicative of the results for the full fiscal year or any other subsequent interim period.
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of Blue Nile, Inc. and its wholly-owned subsidiaries, Blue Nile, LLC (“LLC”), Blue Nile Worldwide, Inc. (“Worldwide”) and Blue Nile Jewellery, Ltd. (“Jewellery”). The Company, LLC, and Worldwide are Delaware corporations located in Seattle, Washington. Jewellery is an Irish limited company located in Ireland. All significant intercompany transactions and balances are eliminated in consolidation.
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
Foreign Currency
The functional currency of Jewellery is the Euro. The assets and liabilities of Jewellery have been translated to U.S. dollars using the exchange rates effective on the balance sheet dates, while income and expense accounts are translated at the average rates in effect during the periods presented. The resulting translation adjustments are recorded in accumulated other comprehensive income (loss).
The Company offers customers the ability to transact in 24 foreign currencies. In addition, some of the Company’s entities engage in transactions denominated in currencies other than the entity’s functional currency. Gains or losses arising from these transactions are recorded in “Other income, net” in the consolidated statements of operations.

Blue Nile, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a common definition for fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. In January 2008, the FASB issued FSP FAS 157-2, delaying the effective date of SFAS 157 by one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The adoption of the SFAS 157 provisions for these nonfinancial assets and liabilities in the first quarter of 2009 did not have a material impact on the Company’s consolidated results of operations or financial condition.
In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” The adoption of FSP FAS 142-3 in the first quarter of 2009 did not have a material impact on the Company’s consolidated results of operations or financial condition.
Note 2. Stock-based Compensation
The Company accounts for stock-based compensation arrangements in accordance with the provisions of SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”). Stock options are granted at prices equal to the fair market value of the Company’s common stock on the date of grant. Stock options granted generally provide for 25% vesting on the first anniversary of the date of grant, with the remainder vesting monthly in equal amounts over three years, and expire 10 years from the date of grant. As of April 5, 2009, the Company had four equity plans. Additional information regarding these plans is disclosed in the Company’s Annual Report on Form 10-K for the year ended January 4, 2009.
In the quarter ended April 5, 2009, the Company granted restricted stock units (RSUs) to executives under the 2004 Equity Incentive Plan. The RSUs have a fair value of $0.26 million and vest 50% on the first anniversary from the date of grant and the remainder on the second anniversary. Each RSU is converted to one share of common stock when it vests.
Stock-based compensation is reduced for estimated forfeitures and compensation expense is recognized on a straight-line basis over the requisite service period for each stock option and restricted stock unit grant.
The fair value of each stock option on the date of grant is estimated using the Black-Scholes-Merton option valuation model. The following weighted-average assumptions were used for the valuation of options granted during the periods presented:

	Quarter Ended
	April 5,	March 30,
	2009	2008
Expected term	4.0 years	4.0 years
Expected volatility	54.7%	46.6%
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	1.33%	2.11%

Estimated fair value per option granted	$9.12	$17.21
The assumptions used to calculate the fair value of options granted are evaluated and revised, if necessary, to reflect market conditions and the Company’s experience.
The fair value of each restricted stock unit is based on the fair market value of the Company’s common stock on the date of grant.

Blue Nile, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
A summary of stock option activity for the quarter ended April 5, 2009 is as follows:

			Weighted Average
		Weighted	Remaining	Aggregate
	Options	Average	Contractural Term	Intrinsic Value
	(in thousands)	Exercise Price	(in years)	(in thousands)
Balance, January 4, 2009	2,290	$34.38
Granted	462	21.17
Exercised	(4)	4.07
Cancelled	(11)	50.22

Balance, April 5, 2009	2,737	$32.13	7.19	$26,850

Vested and expected to vest at April 5, 2009	2,560	$31.92	7.05	$25,397
Exercisable, April 5, 2009	1,528	$27.84	5.75	$18,634
A summary of restricted stock unit activity for the quarter ended April 5, 2009 is as follows:

		Weighted	Weighted Average
		Average Grant	Remaining	Aggregate
	RSUs	Date Fair	Contractural Term	Intrinsic Value
	(in thousands)	Value	(in years)	(in thousands)
Balance, January 4, 2009	—	$—
Granted	12	21.22
Vested	—	—
Cancelled	—	—

Balance, April 5, 2009	12	$21.22	1.39	$450

The aggregate intrinsic value in the tables above is before applicable income taxes and represents the amount recipients would have received if all options had been exercised or restricted stock units had been converted on the last business day of the period indicated, based on the Company’s closing stock price.
The total intrinsic value of options exercised during the quarter ended April 5, 2009 was $71,000. During the quarter ended April 5, 2009, the total fair value of options vested was $2.1 million. As of April 5, 2009, the Company had total unrecognized compensation costs related to unvested stock options and restricted stock units of $14.8 million. The Company expects to recognize this cost over a weighted average period of 3.1 years for its options and 1.9 years for its restricted stock units.

Blue Nile, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 3. Inventories
Inventories are stated at cost and consist of the following:

	April 5,	January 4,
	2009	2009
Loose diamonds	$401	$695
Fine jewelry, watches and other	15,801	18,139

	$16,202	$18,834

Note 4. Commitments and Contingencies
As previously disclosed in the Company’s Form 10-K for the fiscal year ended January 4, 2009, Landmark Technology, LLC filed a complaint against the Company in the United States District Court for the Eastern District of Texas, alleging that the Company’s website infringed on Landmark’s patents. Subsequent to the quarter ended April 5, 2009, the Company reached a settlement with Landmark Technology, LLC that resulted in the purchase of a software license. The cost of the license has been recorded in the quarter ended April 5, 2009 and is not material for disclosure.
Note 5. Net Income Per Share
Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares and common share equivalents outstanding. Common share equivalents included in the computation represent common shares issuable upon assumed exercise of outstanding stock options and vesting of restricted stock units, except when the effect of their inclusion would be antidilutive.
The following tables set forth the computation of basic and diluted net income per share:

	Quarter Ended
	April 5,	March 30,
	2009	2008
Net income	$1,940	$2,571

Weighted average common shares outstanding	14,496	15,601

Basic net income per share	$0.13	$0.16

Dilutive effect of stock options and restricted stock units	325	674

Common stock and common stock equivalents	14,821	16,275

Diluted net income per share	$0.13	$0.16

For the quarter ended April 5, 2009, the Company excluded 2,070,112 stock option shares from the computation of diluted net income per share due to their antidilutive effect. For the quarter ended March 30, 2008, the Company excluded 398,833 stock option shares from the computation of diluted net income per share due to their antidilutive effect.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our consolidated financial statements and the related notes contained elsewhere in this quarterly report on Form 10-Q and the Annual Report on Form 10-K filed for our fiscal year ended January 4, 2009.
Management Overview
We are the leading online retailer of high quality diamonds and fine jewelry. We showcase tens of thousands of independently certified diamonds and fine jewelry on our websites at www.bluenile.com, www.bluenile.ca, and www.bluenile.co.uk, and we ship our products to over 40 countries and territories across the globe.
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
Diamond prices fluctuate based on global supply and demand forces. Our “just in time” inventory model allows us to adjust our retail prices more quickly than traditional retailers that maintain larger inventories. As a result, our sales can be impacted negatively in a rising price environment for diamonds. Conversely, we believe we are at a competitive advantage when diamond prices decline because our business model allows us to pass on lower prices more quickly than physical retailers. World diamond prices began to decline in the fourth quarter of 2008 and continued to decline throughout the first quarter of 2009.
A principal component of our value proposition is providing an exceptional customer experience. The Blue Nile customer experience is designed to empower our customers by providing them with substantial education, guidance and value. We believe that maintaining focus on perfecting the customer experience is critical to our ongoing efforts to promote the Blue Nile brand and to continue to profitably grow our business. In March 2009, we enhanced our websites by giving customers the ability to shop and make purchases in 24 foreign currencies. We believe that offering local currencies will make it easier for our international customers to recognize the value in our product offerings and improve their shopping experience.
Quarter Ended April 5, 2009 Highlights
During the quarter ended April 5, 2009, the United States and global economies continued to struggle. Consumer confidence in the United States remained at historically low levels and access to credit continued to be difficult to obtain. We believe these factors significantly impact the demand for luxury goods. Our financial results for the quarter were negatively impacted by the economic environment, with our net sales decreasing by 11.4% to $62.4 million in the quarter ended April 5, 2009 from $70.5 million in the quarter ended March 30, 2008. We believe that to the extent the macroeconomic environment remains challenging, it will have an impact on our sales growth.
Despite the challenging retail jewelry environment, our gross profit as a percentage of net sales increased to 21.2% in the quarter ended April 5, 2009, compared with 19.8% for the quarter ended March 30, 2008. Coupled with disciplined cost management of our selling, general and administrative expenses, we achieved net income of $1.9 million and $0.13 diluted net income per share in the quarter ended April 5, 2009. As of April 5, 2009 we had cash and cash equivalents of $32.3 million and no debt.

Results of Operations
Comparison of the Quarter Ended April 5, 2009 to the Quarter Ended March 30, 2008
The following table presents our operating results for the quarters ended April 5, 2009 and March 30, 2008, including a comparison of the financial results for these periods (dollars in thousands, except per share data):

	Quarter ended
	April 5,	March 30,
	2009	2008	$ Change	% Change
Net sales	$62,403	$70,460	$(8,057)	-11.4%
Cost of sales	49,200	56,536	(7,336)	-13.0%

Gross profit	13,203	13,924	(721)	-5.2%

Selling, general and administrative expenses	10,299	10,898	(599)	-5.5%

Operating income	2,904	3,026	(122)	-4.0%

Other income, net:
Interest income	67	835	(768)	-92.0%
Other income, net	13	91	(78)	-85.7%

Total other income, net	80	926	(846)	-91.4%

Income before income taxes	2,984	3,952	(968)	-24.5%
Income tax expense	1,044	1,381	(337)	-24.4%

Net income	$1,940	$2,571	$(631)	-24.5%

Basic net income per share	$0.13	$0.16	$(0.03)	-18.8%

Diluted net income per share	$0.13	$0.16	$(0.03)	-18.8%

Net Sales
Net sales decreased 11.4% during the quarter ended April 5, 2009, compared with the quarter ended March 30, 2008. Sales were impacted by the weak economic environment and slowdown in consumer spending. The decrease was primarily due to a decrease in the number of orders shipped to customers, partially offset by an increase in the average shipment value. Net sales in the U.S. totaled $56.8 million during the quarter ended April 5, 2009, compared with $64.7 million during the quarter ended March 30, 2008. International sales declined by 3.4% in the quarter ended April 5, 2009, to $5.6 million, from $5.8 million in the quarter ended March 30, 2008. The strengthening of the U.S. dollar combined with global economic weakness contributed to the decrease in international sales. Changes in foreign exchange rates during the first fiscal quarter of 2009, compared to the rates in effect during the first fiscal quarter of 2008, had a negative impact of 22.4% to international sales. Excluding the impact of changes in foreign exchange rates, international sales increased 19.0% in the quarter ended April 5, 2009, over the quarter ended March 30, 2008.
Gross Profit
The 5.2% decrease in gross profit in the quarter ended April 5, 2009 compared with the quarter ended March 30, 2008 was primarily due to the decrease in net sales. Gross profit as a percentage of net sales increased to 21.2% in the quarter ended April 5, 2009, compared with 19.8% in the quarter ended March 30, 2008. The increase is attributed to our ability to capture the benefit of lower prices of diamonds and precious metals, stemming from weak global demand for these materials, and a continued focus on optimization of vendor sourcing for our products.
Diamond prices began to decline in late 2008 and continued to decline throughout the quarter ended April 5, 2009. During the quarter, we passed the lower costs on to consumers, while capturing a portion of the benefit in our gross margin. Costs for our jewelry products are impacted by prices for precious metals including gold, platinum and silver, which rise and fall based upon global supply and demand dynamics. In making retail pricing decisions, we take into account fluctuations in the pricing of precious metals, which in turn, affect the gross margin that we realize from such products. While prices of diamond and precious metals have decreased since the latter part of 2008, future prices will depend on market supply and demand dynamics. We expect that gross profit will continue to fluctuate in the future based primarily on changes in product acquisition costs, particularly diamond prices, product mix and pricing decisions.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased 5.5% to $10.3 million in the quarter ended April 5, 2009 compared with the quarter ended March 30, 2008 due to several factors. Marketing and advertising costs decreased approximately $0.8 million in the quarter ended April 5, 2009, primarily due to decreased spending in online marketing vehicles. These decreases were partially offset by a $0.1 million increase in payroll and related taxes, and increases in other categories that were not individually material for disclosure. As a percentage of net sales, selling, general and administrative expenses increased to 16.5% in the quarter ended April 5, 2009, as compared to 15.5% in the quarter ended March 30, 2008. The decline in our sales volume was greater than the decrease in our expenses, as we were not able to reduce our fixed costs as rapidly as our volume driven costs, resulting in the increase in our selling, general and administrative costs as a percentage of net sales.
Other Income, Net
The decrease in interest income in the quarter ended April 5, 2009 as compared with the quarter ended March 30, 2009 was predominantly due to a decrease in interest rates as well as lower overall cash balances as a result of share repurchases in the preceding 12 months.
Liquidity and Capital Resources
We are primarily funded by our cash flows from operations. The significant components of our working capital are inventory and liquid assets such as cash and trade accounts receivable, reduced by accounts payable and accrued expenses. Our business model provides certain beneficial working capital characteristics. While we collect cash from sales to customers within several business days of the related sale, we typically have extended payment terms with our suppliers.
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
As of April 5, 2009, working capital totaled $10.7 million, including cash and cash equivalents of $32.3 million, inventory of $16.2 million and $3.3 million in other current assets, partially offset by accounts payable of $35.5 million and $5.6 million in other current liabilities. We believe that our current cash and cash equivalents will be sufficient to continue our operations and meet our capital needs for at least the next 12 months.
Net cash of $21.4 million was used in operating activities for the quarter ended April 5, 2009, compared to net cash used in operating activities of $38.3 million for the quarter ended March 30, 2008. Net payment of payables totaled $26.8 million for the quarter ended April 5, 2009 and $41.7 million for the quarter ended March 30, 2008. In the first quarter, we generally have a significant pay down of our accounts payable balance built up during the fourth quarter holiday season. The volume of sales in the quarter ended January 4, 2009 was lower than the volume of sales in the quarter ended December 30, 2007, resulting in a lower net payment of payables in the quarter ended April 5, 2009 compared to the quarter ended March 30, 2008. Similarly, net payment of accrued liabilities decreased to $1.3 million in the quarter ended April 5, 2009, compared to $4.5 million in the quarter ended March 30, 2008. Our continued focus on tightly managing our inventory levels contributed to an increase in cash provided by operating activities from inventory of $2.6 million in the quarter ended April 5, 2009 compared to the increase in cash provided by operating activities from inventory of $1.4 million in the quarter ended March 30, 2008.
Net cash of $0.6 million and $0.5 million was used in investing activities for the quarters ended April 5, 2009 and March 30, 2008, respectively, for purchases of property and equipment to support our operations.
Net cash provided by financing activities for the quarter ended April 5, 2009 related primarily to proceeds from stock option exercises. Net cash used in financing activities for the quarter ended March 30, 2008 of $41.4 million related primarily to repurchases of Blue Nile, Inc. common stock.
During the quarter ended April 5, 2009, we did not repurchase any shares of our common stock. On February 6, 2008, our board of directors authorized the repurchase of up to $100 million of Blue Nile, Inc. common stock during the 24-month period following the approval date of such additional repurchase. As of April 5, 2009, approximately $83.5 million remains under this repurchase authorization. Since the inception of our buyback program in the first quarter of 2005 through April 5, 2009, we have repurchased 4.4 million shares for a total of $161.2 million. The shares may be repurchased from time to time in open market transactions or in negotiated transactions off the market. The timing and amount of any shares repurchased is determined by management based on our evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws. We continually assess market conditions, our cash position, operating results, current forecasts and other factors when making decisions about stock repurchases.
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
Contractual Obligations
There have been no material changes to the contractual obligations during the period covered by this report, outside of the ordinary course of business, from those disclosed in our Annual Report on Form 10-K for the year ended January 4, 2009.
Off-Balance Sheet Arrangements
As of April 5, 2009, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company’s exposure to financial market risk results primarily from fluctuations in interest rates and foreign currency exchange rates. In March 2009, we expanded the capabilities of our websites from allowing customers to purchase our products in two foreign currencies to allowing purchases in 24 foreign currencies. This expansion increases our exposure to foreign exchange rate fluctuations. Fluctuations in exchange rates throughout the first fiscal quarter of 2009, compared to rates in effect in the first fiscal quarter of 2008 negatively impacted international revenues by approximately $1.3 million in the quarter ended April 5, 2009.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
During the quarter ended April 5, 2009, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our

“certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed by us in our periodic reports filed or submitted under the Exchange Act with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our certifying officers concluded that as of the end of the period covered by this report, these disclosure controls and procedures are effective in the timely recording, processing, summarizing and reporting of material financial and non-financial information and are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended April 5, 2009, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
See discussion of legal proceedings in Note 4 of the condensed consolidated financial statements.
Item 1A. Risk Factors
You should carefully consider the risks described below and elsewhere in this report, which could materially and adversely affect our business, results of operations or financial condition. Our business faces significant risks and the risks described below may not be the only risks we face. Additional risks not presently known to us or that we currently believe are immaterial may materially affect our business, results of operations, or financial condition. If any of these risks occur, the trading price of our common stock could decline and you may lose all or part of your investment.
We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described under Part I, Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended January 4, 2009, as filed with the Securities and Exchange Commission on March 5, 2009.
General economic factors may materially and adversely affect our financial performance and results of operations.*
Our financial performance and results of operations depend significantly on worldwide economic conditions and their impact on consumer spending. Luxury products, such as diamonds and fine jewelry, are discretionary purchases for consumers. Recessionary economic cycles, higher interest rates, higher fuel and energy costs, inflation, levels of unemployment, conditions in the residential real estate and mortgage markets, access to credit, consumer debt levels, unsettled financial markets, and other economic factors that may affect consumer spending or buying habits could materially and adversely affect demand for our products. In addition, the recent turmoil in the financial markets has had and may continue to have an adverse effect on the United States and world economy, which could negatively impact consumer spending patterns for the foreseeable future. There can be no assurances that government responses to the disruptions in the financial markets will restore consumer confidence. Reductions in consumer spending or disposable income may affect us more significantly than companies in other industries and companies with a diversified product offering. In addition, the current global financial crisis may materially and adversely affect our suppliers’ financial performance, liquidity and access to capital. This may affect their ability to maintain their inventories, production levels and/or product quality, and could cause them to raise prices, lower production levels or result in their ceasing operations.
Further, a reduction in our sales will affect our liquidity. As discussed under “Liquidity and Capital Resources” in Part I, Item 2 of this Form 10-Q, our liquidity is primarily dependent upon our net cash from operating activities. Our net cash from operating activities is sensitive to many factors, including changes in working capital and the timing and magnitude of capital expenditures. Working capital at any specific point in time is dependent upon many variables, including our operating results, seasonality, inventory management and assortment expansion, the timing of cash receipts and payments, and vendor payment terms.
Although the Company does not anticipate needing additional capital in the near term due to the Company’s strong current financial position, financial market disruption may make it difficult for the Company to raise additional capital, when needed, on acceptable terms or at all. The interest rate environment and general economic conditions could also impact the investment income the Company is able to earn on its investment portfolio.
Also, the prices of commodity products, such as diamonds, colored gemstones, platinum, gold and silver, are subject to fluctuations arising from changes in supply and demand, competition and market speculation. Rapid and significant changes in commodity prices, particularly diamonds, may materially and adversely affect our sales and profit margins by increasing the prices for our products. Also, economic factors such as increased shipping costs, inflation, higher costs of labor, insurance and healthcare, and changes in other laws and regulations may increase our cost of sales and our selling, general and administrative expenses, and otherwise adversely affect our financial condition and results of operations.
Our cash and cash equivalents are concentrated in a few financial institutions.
We maintain the majority of our cash and cash equivalents in accounts with three major financial institutions in the United States of America, in the form of demand deposits, money market accounts, U.S. Treasury Bills and other short-term investments. Deposits in these institutions may exceed the amounts of insurance provided on such deposits. If any of these institutions becomes insolvent, it could substantially harm our financial condition and we may lose some, or all, of such deposits.

We expect our quarterly financial results to fluctuate, which may lead to volatility in our stock price.
We expect our net sales and operating results to vary significantly from quarter to quarter due to a number of factors, including changes in:
•	demand for our products;

•	the costs to acquire diamonds and precious metals;

•	our ability to attract visitors to our websites and convert those visitors into customers;

•	general economic conditions, both domestically and internationally;

•	our ability to retain existing customers or encourage repeat purchases;

•	our ability to manage our product mix and inventory;

•	wholesale diamond prices;

•	consumer tastes and preferences for diamonds and fine jewelry;

•	our ability to manage our operations;

•	the extent to which we provide for and pay taxes;

•	stock-based compensation expense as a result of the nature, timing and amount of stock options and restricted stock units granted, the underlying assumptions used in valuing stock options, the estimated rate of stock option and restricted stock unit forfeitures and other factors;

•	advertising and other marketing costs;

•	our, or our competitors’, pricing and marketing strategies;

•	the introduction of competitive websites, products, price decreases or improvements;

•	conditions or trends in the diamond and fine jewelry industry;

•	conditions or trends in the Internet and e-commerce industry;

•	the success of our geographic, service and product line expansions;

•	foreign exchange rates;

•	interest rates; and

•	costs of expanding or enhancing our technology or websites.
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
We may not accurately forecast net sales and appropriately plan our expenses.*
We may base our current and future expense levels on our operating forecasts and estimates of future net sales. Net sales and operating results are difficult to forecast because they generally depend on the volume and timing of the orders we receive, which are uncertain. Additionally, our business is affected by general economic and business conditions in the U.S. and international markets. A softening in net sales, whether caused by changes in customer preferences or a weakening in the U.S. or global economies, may result in decreased revenue growth. Some of our expenses are fixed, and, as a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected shortfall in net sales. This inability could cause our net income in a given quarter to be lower than expected. We also make certain assumptions when forecasting the amount of expense we expect related to our stock-based compensation, which includes the expected volatility of our stock price, the expected life of options granted and the expected rate of stock option and restricted stock unit forfeitures. These assumptions are partly based on historical results. If actual results differ from our estimates, our net income in a given quarter may be lower than expected.
Our failure to acquire quality diamonds and fine jewelry at commercially reasonable prices would result in higher costs and damage our operating results and competitive position.
If we are unable to acquire quality diamonds and fine jewelry at commercially reasonable prices, our costs may exceed our forecasts, our gross margins and operating results may suffer and our competitive position could be damaged. The success of our business model depends, in part, on our ability to offer quality products to customers at prices that are below those of traditional jewelry retailers. Because of our virtual inventory model, our prices are much more sensitive to rapid fluctuations in commodity prices, particularly for diamonds, that traditional retailers hold in inventory.
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
Currently, decisions of the U.S. Supreme Court restrict the imposition of obligations to collect state and local sales and use taxes with respect to sales made over the Internet. However, implementation of the restrictions imposed by these Supreme Court decisions is subject to interpretation by state and local taxing authorities. While we believe that these Supreme Court decisions currently restrict state and local taxing authorities outside the State of Washington from requiring us to collect sales and use taxes from purchasers located within their jurisdictions, taxing authorities outside the State of Washington could disagree with our interpretation of these decisions. Moreover, a number of states, as well as the U.S. Congress, have been considering or have adopted various initiatives that could limit or supersede the Supreme Court’s position regarding sales and use taxes on Internet sales. If any state or local taxing jurisdiction were to disagree with our interpretation of the Supreme Court’s current position regarding state and local taxation of Internet sales, or if any of these initiatives were to address the Supreme Court’s constitutional concerns and result in a reversal of its current position, we could be required to collect sales and use taxes from purchasers located in states other than Washington. The imposition by state and local governments of various taxes upon Internet commerce could create administrative burdens for us and could decrease our future net sales.
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
Our current and future international operations may also fail to succeed due to other risks inherent in foreign operations, including:
•	the need to develop new supplier and jeweler relationships;

•	international regulatory requirements, tariffs and duties;

•	difficulties in staffing and managing foreign operations;

•	longer payment cycles from credit card companies;

•	greater difficulty in accounts receivable collection;

•	our reliance on third-party carriers for product shipments to our customers;

•	risk of theft of our products during shipment;

•	limited shipping and insurance options for us and our customers;

•	potential adverse tax consequences;

•	foreign currency exchange risk;

•	lack of infrastructure to adequately conduct electronic commerce transactions or fulfillment operations;

•	unclear foreign intellectual property protection laws;

•	laws and regulations related to corporate governance and employee/employer relationships;

•	price controls or other restrictions on foreign currency;

•	difficulties in obtaining export, import or other business licensing requirements;

•	increased payment risk and greater difficulty addressing credit card fraud;

•	consumer and data protection laws;

•	lower levels of adoption or use of the Internet

•	geopolitical events, including war and terrorism, and

•	the need to conduct business in foreign languages on both the website and in our customer service calls.
Our failure to successfully expand our international operations may cause our business and results of operations to suffer.
We rely on our suppliers, third-party carriers and third-party jewelers as part of our fulfillment process, and these third parties may fail to adequately serve our customers.
We significantly rely on our suppliers to promptly ship us diamonds ordered by our customers. Any failure by our suppliers to sell and ship such products to us in a timely manner will have an adverse effect on our ability to fulfill customer orders and harm our business and results of operations. Our suppliers, in turn, rely on third-party carriers to ship diamonds to us, and in some cases, directly to our customers. We also rely on third-party carriers for product shipments to our customers. We and our suppliers are therefore subject to the risks, including employee strikes, inclement weather, rising fuel costs and other financial constraints associated with such carriers’ abilities to provide delivery services to meet our and our suppliers’ shipping needs. In addition, for some customer orders we rely on third-party jewelers to assemble the product. Our suppliers’, third-party carriers’ or third-party jewelers’ failure to deliver high-quality products to us or our customers in a timely manner or to otherwise adequately serve our customers would damage our reputation and brand and substantially harm our business and results of operations.
If our fulfillment operations are interrupted for any significant period of time, our business and results of operations would be substantially harmed.
Our success depends on our ability to successfully receive and fulfill orders and to promptly and securely deliver our products to our customers. Most of our inventory management, jewelry assembly, packaging, labeling and product return processes are performed in a single fulfillment center located in the United States. We also have a smaller fulfillment facility located in Ireland. These facilities are susceptible to damage or interruption from human error, fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, break-ins, earthquake and similar events. Our business interruption insurance may be insufficient to compensate us for losses that may occur in the event operations at our fulfillment centers are interrupted. Any interruptions in our fulfillment center operations for any significant period of time could damage our reputation and brand and substantially harm our business and results of operations.
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
We have foreign exchange risk.*
The results of operations of Jewellery, our Ireland subsidiary, are exposed to foreign exchange rate fluctuations. Upon translation from foreign currency into U.S. dollars, operating results may differ materially from expectations, and we may record significant gains or losses.
In March 2009, we expanded the capabilities of our websites from allowing customers to purchase our products in two foreign currencies to allowing purchases in 24 foreign currencies. This expansion increases our exposure to foreign exchange rate fluctuations and we may record significant gains or losses.
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

Item 6. Exhibits

Exhibit
Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Blue Nile, Inc.

3.2(2)	Amended and Restated Bylaws of Blue Nile, Inc.

3.3(3)	Amendment to the Bylaws of Blue Nile, Inc.

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2(4)	Specimen Stock Certificate.

4.3(2)	Amended and Restated Investor Rights Agreement dated June 29, 2001 by and between Blue Nile, Inc. and certain holders of Blue Nile, Inc.’s preferred stock.

10.1(5)*	Offer Letter with Marianne Marck, dated January 9, 2009

10.2(6)*	Change of Control Severance Plan

10.3(6)*	Executive Bonus Plan

10.4(6)*	Offer Letter with Kevin Frisch, dated March 31, 2009

31.1(6)	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2(6)	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1(6)**	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2(6)**	Certification of Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Previously filed as Exhibit 3.1 to Blue Nile, Inc.’s Form 10-Q for the quarterly period ended July 4, 2004 (No. 000-50763), as filed with the Securities and Exchange Commission on August 6, 2004, and incorporated by reference herein.

(2)	Previously filed as the like numbered exhibit to Blue Nile, Inc.’s Registration Statement on Form S-1 (No. 333-113494), as filed with the Securities and Exchange Commission on March 11, 2004, as amended, and incorporated by reference herein.

(3)	Previously filed as Exhibit 3.2 to Blue Nile, Inc.’s Current Report on Form 8-K (No. 000-50763), as filed with the Securities and Exchange Commission on February 7, 2008, and incorporated by reference herein.

(4)	Previously filed as Exhibit 4.2 to Blue Nile, Inc.’s Registration Statement on Form S-1/A (No. 333-113494), as filed with the Securities and Exchange Commission on May 4, 2004, as amended, and incorporated by reference herein.

(5)	Previously filed as Exhibit 10.12 to Blue Nile, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 4, 2009 (No. 000-50763), as filed with the Securities and Exchange Commission on March 5, 2009, and incorporated by reference herein.

(6)	Filed herewith.

*	Denotes a management contract or compensatory plan, contract or agreement, in which the Company’s directors or executive officers may participate.

**	The certifications attached as Exhibits 32.1 and 32.2 accompany this quarterly report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Blue Nile, Inc. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUE NILE, INC.
Registrant

Date: May 12, 2009

/s/ Marc D. Stolzman Marc D. Stolzman
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Exhibit Index

Exhibit
Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Blue Nile, Inc.

3.2(2)	Amended and Restated Bylaws of Blue Nile, Inc.

3.3(3)	Amendment to the Bylaws of Blue Nile, Inc.

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2(4)	Specimen Stock Certificate.

4.3(2)	Amended and Restated Investor Rights Agreement dated June 29, 2001 by and between Blue Nile, Inc. and certain holders of Blue Nile, Inc.’s preferred stock.

10.1(5)*	Offer Letter with Marianne Marck, dated January 9, 2009

10.2(6)*	Change of Control Severance Plan

10.3(6)*	Executive Bonus Plan

10.4(6)*	Offer Letter with Kevin Frisch, dated March 31, 2009

31.1(6)	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2(6)	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1(6)**	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2(6)**	Certification of Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Previously filed as Exhibit 3.1 to Blue Nile, Inc.’s Form 10-Q for the quarterly period ended July 4, 2004 (No. 000-50763), as filed with the Securities and Exchange Commission on August 6, 2004, and incorporated by reference herein.

(2)	Previously filed as the like numbered exhibit to Blue Nile, Inc.’s Registration Statement on Form S-1 (No. 333-113494), as filed with the Securities and Exchange Commission on March 11, 2004, as amended, and incorporated by reference herein.

(3)	Previously filed as Exhibit 3.2 to Blue Nile, Inc.’s Current Report on Form 8-K (No. 000-50763), as filed with the Securities and Exchange Commission on February 7, 2008, and incorporated by reference herein.

(4)	Previously filed as Exhibit 4.2 to Blue Nile, Inc.’s Registration Statement on Form S-1/A (No. 333-113494), as filed with the Securities and Exchange Commission on May 4, 2004, as amended, and incorporated by reference herein.

(5)	Previously filed as Exhibit 10.12 to Blue Nile, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 4, 2009 (No. 000-50763), as filed with the Securities and Exchange Commission on March 5, 2009, and incorporated by reference herein.

(6)	Filed herewith.
*	Denotes a management contract or compensatory plan, contract or agreement, in which the Company’s directors or executive officers may participate.

**	The certifications attached as Exhibits 32.1 and 32.2 accompany this quarterly report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Blue Nile, Inc. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.