Form 10-Q
period 2009-07-05
BLUE NILE INC
filed 2009-08-13
CIK 1091171

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 5, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of August 7, 2009, the registrant had 14,528,024 shares of common stock outstanding.

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

BLUE NILE, INC.
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BLUE NILE, INC.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except par value)

	July 5,	January 4,
	2009	2009

ASSETS
Current assets:
Cash and cash equivalents	$48,029	$54,451
Trade accounts receivable	1,102	984
Other accounts receivable	280	725
Inventories	15,733	18,834
Deferred income taxes	146	670
Prepaids and other current assets	1,381	1,069

Total current assets	66,671	76,733
Property and equipment, net	7,642	7,558
Intangible assets, net	350	271
Deferred income taxes	5,805	5,014
Other assets	68	89

Total assets	$80,536	$89,665

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$45,672	$62,291
Accrued liabilities	4,845	6,607
Current portion of long-term financing obligation	42	41
Current portion of deferred rent	215	205

Total current liabilities	50,774	69,144
Long-term financing obligation, less current portion	818	839
Deferred rent, less current portion	258	374
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, none issued and outstanding Common stock, $0.001 par value; 300,000 shares authorized;
19,693 shares and 19,659 shares issued, respectively
14,527 shares and 14,493 shares outstanding, respectively	20	20
Additional paid-in capital	149,500	144,913
Accumulated other comprehensive income	24	17
Retained earnings	40,983	36,199
Treasury stock, at cost; 5,166 shares outstanding	(161,841)	(161,841)

Total stockholders’ equity	28,686	19,308

Total liabilities and stockholders’ equity	$80,536	$89,665

The accompanying notes are an integral part of these condensed consolidated financial statements

BLUE NILE, INC.
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Quarter ended		Year to date ended
	July 5,	June 29,	July 5,	June 29,
	2009	2008	2009	2008

Net sales	$69,852	$73,706	$132,255	$144,166
Cost of sales	54,822	58,583	104,022	115,119

Gross profit	15,030	15,123	28,233	29,047

Selling, general and administrative expenses	10,692	10,758	20,991	21,656

Operating income	4,338	4,365	7,242	7,391

Other income, net:
Interest income, net	11	280	78	1,115
Other income, net	27	285	40	376

Total other income, net	38	565	118	1,491

Income before income taxes	4,376	4,930	7,360	8,882
Income tax expense	1,532	1,725	2,576	3,106

Net income	$2,844	$3,205	$4,784	$5,776

Basic net income per share	$0.20	$0.21	$0.33	$0.38

Diluted net income per share	$0.19	$0.20	$0.32	$0.36

The accompanying notes are an integral part of these condensed consolidated financial statements

BLUE NILE, INC.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(unaudited)
(in thousands)

			Additional		Accumulated Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Equity

Balance, January 4, 2009	19,659	$20	$144,913	$36,199	$17	(5,166)	$(161,841)	$19,308
Net income				4,784				4,784
Other comprehensive income:
Foreign currency translation adjustment					7			7

Total comprehensive income								4,791
Tax benefit from exercise of stock options			92					92
Exercise of common stock options	32		697					697
Issuance of common stock to directors	2		80					80
Stock-based compensation			3,718					3,718

Balance, July 5, 2009	19,693	$20	$149,500	$40,983	$24	(5,166)	$(161,841)	$28,686

The accompanying notes are an integral part of these condensed consolidated financial statements

BLUE NILE, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Year to date ended
	July 5,	June 29,
	2009	2008
Operating activities:
Net income	$4,784	$5,776
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,213	953
Loss on disposal of property and equipment	9	18
Stock-based compensation	3,748	3,708
Deferred income taxes	(267)	(818)
Tax benefit from exercise of stock options	92	281
Excess tax benefit from exercise of stock options	(23)	(141)
Changes in assets and liabilities:
Receivables	327	1,667
Inventories	3,101	4,124
Prepaid expenses and other assets	(291)	59
Accounts payable	(16,619)	(44,789)
Accrued liabilities	(1,889)	(4,751)
Deferred rent and other	(106)	(33)

Net cash used in operating activities	(5,921)	(33,946)

Investing activities:
Purchases of property and equipment	(1,208)	(880)
Proceeds from the sale of property and equipment	—	7

Net cash used in investing activities	(1,208)	(873)

Financing activities:
Repurchase of common stock	—	(42,122)
Proceeds from stock option exercises	697	1,093
Excess tax benefit from exercise of stock options	23	141
Principal payments under long-term financing obligation	(20)	(19)

Net cash provided by (used in) financing activities	700	(40,907)

Effect of exchange rate changes on cash and cash equivalents	7	110

Net decrease in cash and cash equivalents	(6,422)	(75,616)

Cash and cash equivalents, beginning of period	54,451	122,793

Cash and cash equivalents, end of period	$48,029	$47,177

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended January 4, 2009, filed with the Securities and Exchange Commission on March 5, 2009. The same accounting policies are followed for preparing quarterly and annual financial statements. In the opinion of management, all adjustments necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods have been included and are of a normal, recurring nature.
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
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of Blue Nile, Inc. and its wholly-owned subsidiaries, Blue Nile, LLC (“LLC”), Blue Nile Worldwide, Inc. (“Worldwide”) and Blue Nile Jewellery, Ltd. (“Jewellery”). The Company, LLC, and Worldwide are Delaware corporations located in Seattle, Washington. Jewellery is an Irish limited company located in Dublin, Ireland. All intercompany transactions and balances are eliminated in consolidation.
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
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes principles and disclosure requirements for subsequent events, which are defined as events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of SFAS 165 in the second quarter of 2009 did not have a material impact on the Company’s consolidated results of operations or financial condition.
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No.162” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification as the authoritative source of generally accepted accounting principles (GAAP) in the United States. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of this statement to have a material impact on its consolidated results of operations or financial condition.
Note 2. Stock-based Compensation
The Company accounts for stock-based compensation arrangements in accordance with the provisions of SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”). Stock options are granted at prices equal to the fair market value of the Company’s common stock on the date of grant. Stock options granted generally provide for 25% vesting on the first anniversary of the date of grant, with the remainder vesting monthly in equal amounts over the following three years, and expire 10 years from the date of grant. As of July 5, 2009, the Company had four equity plans. Additional information regarding these plans is disclosed in the Company’s Annual Report on Form 10-K for the year ended January 4, 2009.
In the first quarter of 2009, the Company granted restricted stock units (RSUs) to executives under the 2004 Equity Incentive Plan. The RSUs have a grant date fair value of approximately $260,000 and vest 50% on the first anniversary from the date of grant and the remainder on the second anniversary. Each RSU is converted to one share of common stock when it vests. No RSUs were granted in the second quarter of 2009.
Stock-based compensation is reduced for estimated forfeitures, and compensation expense is recognized on a straight-line basis over the requisite service period for each stock option and restricted stock unit grant.
The fair value of each stock option on the date of grant is estimated using the Black-Scholes-Merton option valuation model.

Blue Nile, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following weighted-average assumptions were used for the valuation of options granted during the periods presented:

	Quarter ended		Year to date ended
	July 5,	June 29,	July 5,	June 29,
	2009	2008	2009	2008

Expected term	4 years	4 years	4 years	4 years
Expected volatility	57.0%	48.2%	54.9%	47.2%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	1.39%	2.95%	1.33%	2.40%

Estimated fair value per option granted	$18.58	$19.25	$10.00	$17.92
The assumptions used to calculate the fair value of options granted are evaluated and revised, if necessary, to reflect market conditions and the Company’s experience.
The fair value of each restricted stock unit is based on the fair market value of the Company’s common stock on the date of grant.
A summary of stock option activity for the year to date ended July 5, 2009 is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Options	Average	Contractural	Intrinsic
	(in	Exercise	Term (in	Value (in
	thousands)	Price	years)	thousands)

Balance, January 4, 2009	2,290	$34.38
Granted	509	23.07
Exercised	(32)	21.79
Cancelled	(27)	49.06

Balance, July 5, 2009	2,740	$32.28	7.01	$32,901

Vested and expected to vest at July 5, 2009	2,585	$32.13	6.88	$31,346
Exercisable, July 5, 2009	1,600	$28.90	5.63	$23,013

Blue Nile, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
A summary of restricted stock unit activity for the year to date ended July 5, 2009 is as follows:

Weighted
		Weighted	Average
		Average Grant	Remaining	Aggregate
	RSUs	Date Fair	Contractural	Intrinsic Value
	(in thousands)	Value	Term (in years)	(in thousands)

Balance, January 4, 2009	—	$—
Granted	12	21.22
Vested	—	—
Cancelled	—	—

Balance, July 5, 2009	12	$21.22	1.14	$490

The aggregate intrinsic value in the tables above is before applicable income taxes and represents the amount recipients would have received if all options had been exercised or restricted stock units had been converted on the last business day of the period indicated, based on the Company’s closing stock price.
The total intrinsic value of options exercised during the year to date ended July 5, 2009 was $0.7 million. During the year to date ended July 5, 2009, the total fair value of options vested was $3.9 million. As of July 5, 2009, the Company had total unrecognized compensation costs related to unvested stock options and restricted stock units of $13.8 million. The Company expects to recognize this cost over a weighted average period of 2.9 years for its options and 1.6 years for its restricted stock units.
Note 3. Inventories
Inventories are stated at cost and consist of the following:

	July 5,	January 4,
	2009	2009

Loose diamonds	$391	$695
Fine jewelry, watches and other	15,342	18,139

	$15,733	$18,834

Note 4. Commitments and Contingencies
As previously disclosed in the Company’s Form 10-K for the fiscal year ended January 4, 2009, Landmark Technology, LLC filed a complaint against the Company in the United States District Court for the Eastern District of Texas, alleging that the Company’s website infringed on Landmark’s patents. In April 2009, the Company entered into a settlement agreement with Landmark Technology, LLC (“Landmark”) that resulted in the purchase of a software license from Landmark by the Company. The cost of the license was recorded in the first quarter of 2009 and was not material to the financial statements.
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

Blue Nile, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following tables set forth the computation of basic and diluted net income per share:

	Quarter ended		Year to date ended
	July 5,	June 29,	July 5,	June 29,
	2009	2008	2009	2008

Net income	$2,844	$3,205	$4,784	$5,776

Weighted average common shares outstanding	14,512	15,018	14,504	15,309

Basic net income per share	$0.20	$0.21	$0.33	$0.38

Dilutive effect of stock options and restricted stock units	703	676	467	675

Common stock and common stock equivalents	15,215	15,694	14,971	15,984

Diluted net income per share	$0.19	$0.20	$0.32	$0.36

For the quarter and year to date ended July 5, 2009, the Company excluded 749,002 and 1,070,593 stock option shares, respectively, from the computation of diluted net income per share due to their antidilutive effect. For the quarter and year to date ended June 29, 2008, the Company excluded 525,667 and 462,539 stock option shares, respectively from the computation of diluted net income per share due to their antidilutive effect.
Note 6. Subsequent Events
We have evaluated subsequent events for potential recognition or disclosure in the financial statements through August 13, 2009, which is the date these financial statements were issued.

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
A principal component of our value proposition is providing an exceptional customer experience. The Blue Nile customer experience is designed to empower our customers by providing them with substantial education, guidance, selection, customization capability, convenience and value. We believe that maintaining focus on perfecting the customer experience is critical to our ongoing efforts to promote the Blue Nile brand and to continue to profitably grow our business. In March 2009, we enhanced our websites by giving customers the ability to shop and make purchases in 24 foreign currencies. We believe that offering local currencies makes it easier for our international customers to recognize the value in our product offerings and improve their shopping experience.
World diamond prices began to decline in the fourth quarter of 2008 and continued to decline throughout the first quarter of 2009. In the second quarter of 2009 prices began to stabilize, but continue to be lower on a year-over-year basis. Our “just in time” inventory model allows us to adjust our retail prices more quickly than traditional retailers that maintain larger physical inventories. As a result, we believe we are at a competitive advantage when diamond prices decline because our business model allows us to pass on lower prices more quickly than physical retailers. This favorable pricing environment and our consumer value proposition are leading Blue Nile to overall market share gains.
Quarter Ended July 5, 2009 Highlights
During the quarter ended July 5, 2009, our sales declined 5.2% to $69.9 million from $73.7 million in the quarter ended June 29, 2008. This result is a significant improvement from the year over year sales declines of 11.4% and 23.3% experienced in the first quarter of 2009 and fourth quarter of 2008, respectively. This sequential improvement in quarterly sales results versus the prior year was achieved even though the weakness in the United States and global economies continued. Further, consumer confidence in the United States rose slightly in the second quarter of 2009, but remained at historically low levels; and consumer credit continued to be difficult to obtain. We believe these factors have and will continue to have an impact on the demand for luxury goods, including diamonds and fine jewelry; and on our sales growth. Our gross profit as a percentage of net sales increased to 21.5% in the quarter ended July 5, 2009, compared with 20.5% for the quarter ended June 29, 2008. We achieved net income of $2.8 million and $0.19 diluted net income per share in the quarter ended July 5, 2009. As of July 5, 2009 we had cash and cash equivalents of $48.0 million and no debt.

\

Results of Operations
Comparison of the Quarter Ended July 5, 2009 to the Quarter Ended June 29, 2008
The following table presents our operating results for the quarters ended July 5, 2009 and June 29, 2008, including a comparison of the financial results for these periods (dollars in thousands, except per share data):

	Quarter ended
	July 5,	June 29,
	2009	2008	$ Change	% Change

Net sales	$69,852	$73,706	$(3,854)	-5.2%
Cost of sales	54,822	58,583	(3,761)	-6.4%

Gross profit	15,030	15,123	(93)	-0.6%

Selling, general and administrative expenses	10,692	10,758	(66)	-0.6%

Operating income	4,338	4,365	(27)	-0.6%

Other income, net:
Interest income	11	280	(269)	-96.1%
Other income, net	27	285	(258)	-90.5%

Total other income, net	38	565	(527)	-93.3%

Income before income taxes	4,376	4,930	(554)	-11.2%
Income tax expense	1,532	1,725	(193)	-11.2%

Net income	$2,844	$3,205	$(361)	-11.3%

Basic net income per share	$0.20	$0.21	$(0.01)	-4.8%

Diluted net income per share	$0.19	$0.20	$(0.01)	-5.0%

Net Sales
Net sales decreased 5.2% during the quarter ended July 5, 2009, compared with the quarter ended June 29, 2008. The decrease was primarily due to a decrease in the number of orders shipped to customers, partially offset by an increase in the average shipment value. Although sales continued to be impacted by the weak economic environment and slowdown in consumer spending, sales trends improved in the second quarter of 2009 from the first quarter of 2009. The engagement category was relatively stronger than the more discretionary non-engagement jewelry category. Net sales in the U.S. decreased by 4.3% to $62.8 million during the quarter ended July 5, 2009, compared with $65.6 million during the quarter ended June 29, 2008. International sales declined by 12.3% in the quarter ended July 5, 2009, to $7.1 million, from $8.1 million in the quarter ended June 29, 2008. The strengthening of the U.S. dollar combined with macroeconomic weakness contributed to the decrease in international sales. We estimate that approximately 11.1% of the total 12.3% decrease in international sales was attributable to changes in foreign exchange rates during the second quarter of 2009, as compared to the rates in effect during the second quarter of 2008. Excluding the impact of changes in foreign exchange rates, international sales declined 1.2% in the quarter ended July 5, 2009 compared to the quarter ended June 29, 2008.
Gross Profit
Gross profit as a percentage of net sales increased to 21.5% in the quarter ended July 5, 2009, compared with 20.5% in the quarter ended June 29, 2008. The increase was attributable to the impact from diamond product mix as a result of strength at lower price points, our ability to capture the benefit of lower prices of diamonds and precious metals stemming from weak global demand for these materials, and a continued focus on cost optimization in sourcing our products.

Diamond prices declined in late 2008 and throughout most of the first quarter of 2009. Diamond prices began to stabilize in the second quarter ended July 5, 2009 and were significantly lower compared to the price levels during the same period in 2008. During the quarter, we passed most of the lower costs on to consumers, while capturing a portion of the benefit in our gross margin. Costs for our jewelry products are impacted by prices for precious metals including gold, platinum and silver, which rise and fall based upon global supply and demand dynamics. In making retail pricing decisions, we take into account fluctuations in the pricing of precious metals, which in turn, affect the gross margin that we realize from such products. We expect that gross profit will continue to fluctuate in the future based primarily on changes in product acquisition costs, particularly diamond prices, product mix and pricing decisions. We cannot adequately predict the amount and timing of any such fluctuations.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased 0.6% to $10.7 million in the quarter ended July 5, 2009 compared with the quarter ended June 29, 2008 due to several factors. Legal costs decreased $0.3 million in the quarter ended July 5, 2009 due to lower spending on intellectual property and other corporate matters compared to the quarter ended June 29, 2008. Marketing and advertising costs decreased approximately $0.1 million in the quarter ended July 5, 2009, primarily due to decreased spending in online marketing vehicles. These decreases were partially offset by a $0.2 million increase in payroll and related taxes, and a $0.1 million increase in depreciation expense related to additional capitalized assets. As a percentage of net sales, selling, general and administrative expenses increased to 15.3% in the quarter ended July 5, 2009, as compared to 14.6% in the quarter ended June 29, 2008. The slight increase is due to fixed costs that did not decline at the same rate as volume driven costs.
Operating Income
Operating income was $4.3 million in the quarter ended July 5, 2009 compared to $4.4 million in the quarter ended June 29, 2008. As a percentage of net sales, operating income increased to 6.2% in the second quarter of 2009 compared to 5.9% in the second quarter of 2008. The increase in operating income as a percentage of net sales for the quarter ended July 5, 2009 is due to increases in gross profit as a percentage of sales that resulted from lower product costs and improved vendor sourcing; and lower selling, general and administrative expenses resulting from diligent, focused cost management efforts.
Other Income, Net
The decrease in interest income in the quarter ended July 5, 2009 as compared with the quarter ended June 29, 2008 was predominantly due to a decrease in interest rates as well as lower overall cash balances as a result of share repurchases in the preceding 12 months. The decrease in other income was mainly due to legal settlements that occurred in the second quarter of 2008.

Comparison of the Year to Date Ended July 5, 2009 to the Year to Date Ended June 29, 2008
The following table presents our operating results for the years to date ended July 5, 2009 and June 29, 2008, including a comparison of the financial results for these periods (dollars in thousands, except per share data):

	Year to date ended
	July 5,	June 29,
	2009	2008	$ Change	% Change

Net sales	$132,255	$144,166	$(11,911)	-8.3%
Cost of sales	104,022	115,119	(11,097)	-9.6%

Gross profit	28,233	29,047	(814)	-2.8%

Selling, general and administrative expenses	20,991	21,656	(665)	-3.1%

Operating income	7,242	7,391	(149)	-2.0%

Other income, net:
Interest income	78	1,115	(1,037)	-93.0%
Other income, net	40	376	(336)	-89.4%

Total other income, net	118	1,491	(1,373)	-92.1%

Income before income taxes	7,360	8,882	(1,522)	-17.1%
Income tax expense	2,576	3,106	(530)	-17.1%

Net income	$4,784	$5,776	$(992)	-17.2%

Basic net income per share	$0.33	$0.38	$(0.05)	-13.2%

Diluted net income per share	$0.32	$0.36	$(0.04)	-11.1%

Net Sales
Net sales decreased 8.3% during the year to date ended July 5, 2009, compared with the year to date ended June 29, 2008. The decrease was primarily due to a decrease in the number of orders shipped to customers, partially offset by an increase in the average shipment value. The engagement category was relatively stronger than the more discretionary non-engagement jewelry category. Net sales in the U.S. decreased 8.2% to $119.6 million during the year to date ended July 5, 2009, compared with $130.3 million during the year to date ended June 29, 2008. International sales declined by 8.6% in the year to date ended July 5, 2009, to $12.7 million, from $13.9 million in the year to date ended June 29, 2008. The strengthening of the U.S. dollar combined with macroeconomic weakness contributed to the decrease in international sales. We estimate that changes in foreign exchange rates during the year to date ended July 5, 2009, compared to the rates in effect during the year to date ended June 29, 2008, had a negative impact of 15.1% to international sales. Excluding the impact of changes in foreign exchange rates, international sales increased 6.5% in the year to date ended July 5, 2009 over the year to date ended June 29, 2008.
Gross Profit
The 2.8% decrease in gross profit in the year to date ended July 5, 2009 compared with the year to date ended June 29, 2008 was primarily due to the decrease in net sales. Gross profit as a percentage of net sales increased to 21.3% in the year to date ended July 5, 2009, compared with 20.1% in the year to date ended June 29, 2008. The increase was attributable to the impact from diamond product mix as a result of strength at lower price points, our ability to capture the benefit of lower prices of diamonds and precious metals stemming from weak global demand for these materials, and a continued focus on cost optimization in sourcing our products.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased 3.1% to $21.0 million in the year to date ended July 5, 2009 compared with the year to date ended June 29, 2008 due to several factors. Marketing and advertising costs decreased approximately $1.0 million in the year to date ended July 5, 2009, primarily due to decreased spending in online marketing vehicles. Legal expenses also declined by $0.3 million in the year to date ended July 5, 2009 due to a decrease in the number of legal and corporate matters involving the Company. These decreases were partially offset by a $0.4 million increase in payroll and related taxes, and a $0.3 million increase in depreciation expense. As a percentage of net sales, selling, general and administrative expenses increased to 15.9% in the year to date ended July 5, 2009, as compared to 15.0% in the year to date ended June 29, 2008. The increase is due to fixed costs that did not decline at the same rate as our volume-driven costs.
Operating Income
Operating income was $7.2 million in the year to date ended July 5, 2009 compared to $7.4 million in the year to date ended June 29, 2008. As a percentage of net sales, operating income increased to 5.5% in the year to date ended July 5, 2009 compared to 5.1% in the year to date ended June 29, 2008. The increase in operating income as a percentage of net sales for the year to date ended July 5, 2009 is due to increases in gross profit as a percentage of sales that resulted from lower product costs and improved vendor sourcing; and lower selling, general and administrative expenses resulting from diligent, focused cost management efforts.
Other Income, Net
The decrease in interest income in the year to date ended July 5, 2009 as compared with the year to date ended June 29, 2008 was due to a decrease in interest rates as well as lower overall cash balances as a result of share repurchases in the preceding 12 months. The decrease in other income was mainly due to legal settlements that occurred in the second quarter of 2008.
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
Recessionary economic cycles, investment and credit market conditions, unemployment levels and other economic factors impact consumer spending patterns. The extensive weakening of the U.S. and global economies that began in 2008 has had a significant impact on consumer spending, including the sale of luxury products such as diamonds and fine jewelry. Economic conditions in the U.S. are beginning to stabilize, however, we believe our revenue, cash flow from operations and net income may continue to be negatively impacted until macroeconomic conditions improve.
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
As of July 5, 2009, working capital totaled $15.9 million, including cash and cash equivalents of $48.0 million, inventory of $15.7 million and $3.0 million in other current assets, partially offset by accounts payable of $45.7 million and $5.1 million in other current liabilities. We believe that our current cash and cash equivalents will be sufficient to continue our operations and meet our capital needs for at least the next 12 months.
Net cash of $5.9 million was used in operating activities for the year to date ended July 5, 2009, compared to net cash used in operating activities of $33.9 million for the year to date ended June 29, 2008. Net payment of payables totaled $16.6 million for the year to date ended July 5, 2009 and $44.8 million for the year to date ended June 29, 2008. In the first quarter, we generally have a significant pay down of our accounts payable balance built up during the fourth quarter holiday season. The volume of sales in the quarter ended January 4, 2009 was lower than the volume of sales in the quarter ended December 30, 2007, resulting in a lower net payment of payables in the year to date ended July 5, 2009 compared to the year to date ended June 29, 2008. Additionally, due to the timing of the

July 4th holiday in 2009, the payment of approximately $4 million in payables shifted from the second quarter into the third quarter of 2009. Net payment of accrued liabilities decreased to $1.9 million in the year to date ended July 5, 2009, compared to $4.8 million in the year to date ended June 29, 2008 due to lower marketing and employee compensation expenses accrued at the end of fiscal year 2008, compared to fiscal year 2007.
Net cash of $1.2 million and $0.9 million was used in investing activities for the year to date ended July 5, 2009 and June 29, 2008, respectively, for purchases of property and equipment to support our operations.
Net cash of $0.7 million provided by financing activities for the year to date ended July 5, 2009 related primarily to proceeds from stock option exercises. Net cash used in financing activities for the year to date ended June 29, 2008 of $40.9 million related primarily to repurchases of Blue Nile, Inc. common stock, partially offset by proceeds from the exercise of stock options.
During the year to date ended July 5, 2009, we did not repurchase any shares of our common stock. On February 6, 2008, our board of directors authorized the repurchase of up to $100 million of Blue Nile, Inc. common stock during the 24-month period following the approval date of such additional repurchase. As of July 5, 2009, approximately $83.5 million remains under this repurchase authorization. Since the inception of our buyback program in the first quarter of 2005 through July 5, 2009, we have repurchased 4.4 million shares for a total of $161.2 million. The shares may be repurchased from time to time in open market transactions or in negotiated transactions off the market. The timing and amount of any shares repurchased is determined by management based on our evaluation of market conditions and other factors, including our cash needs. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws. We continually assess market conditions, our cash position, operating results, current forecasts and other factors when making decisions about stock repurchases.
We do not carry any long or short-term debt other than trade payables, deferred rent and other short term liabilities incurred in the ordinary course of business. However, projections of future cash needs and cash flows are subject to many factors and to uncertainty. We continually assess our capital structure and opportunities to obtain credit facilities, sell equity or debt securities, or undertake other transactions for strategic reasons or to further strengthen our financial position. However, there can be no assurance that additional equity, debt or other financing transactions will be available in amounts or on terms acceptable to us, if at all.
Contractual Obligations
There have been no material changes to the contractual obligations during the period covered by this report, outside of the ordinary course of business, from those disclosed in our Annual Report on Form 10-K for the year ended January 4, 2009.
Off-Balance Sheet Arrangements
As of July 5, 2009, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company’s exposure to financial market risk results primarily from fluctuations in interest rates and foreign currency exchange rates. In March 2009, we expanded the capabilities of our websites from allowing customers to purchase our products in two foreign currencies to allowing purchases in 24 foreign currencies. This expansion increases our exposure to foreign exchange rate fluctuations. Fluctuations in exchange rates throughout the second fiscal quarter of 2009, compared to rates in effect in the second fiscal quarter of 2008 negatively impacted international revenues by approximately $0.9 million in the quarter ended July 5, 2009. Fluctuations in exchange rates for the year to dated ended July 5, 2009 compared to the year to date ended June 29, 2008 negatively impacted international revenues by approximately $2.1 million.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
During the quarter ended July 5, 2009, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed by us in our periodic reports filed or submitted under the Exchange Act with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our certifying officers concluded that as of the end of the period covered by this report, these disclosure controls and procedures are effective in the timely recording, processing, summarizing and reporting of material financial and non-financial information and are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended July 5, 2009, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
General economic factors may materially and adversely affect our financial performance and results of operations.*
Our financial performance and results of operations depend significantly on worldwide economic conditions and their impact on consumer spending. Luxury products, such as diamonds and fine jewelry, are discretionary purchases for consumers. Recessionary economic cycles, higher interest rates, higher fuel and energy costs, inflation, levels of unemployment, conditions in the residential real estate and mortgage markets, access to credit, consumer debt levels, unsettled financial markets, and other economic factors that may affect consumer spending or buying habits could materially and adversely affect demand for our products. In addition, the recent turmoil in the financial markets has had and may continue to have an adverse effect on the United States and world economy, which could negatively impact consumer spending patterns for the foreseeable future. There can be no assurances that government responses to the disruptions in the financial markets will restore consumer confidence. Reductions in consumer spending or disposable income may affect us more significantly than companies in other industries and companies with a more diversified product offering. In addition, the current global financial crisis may materially and adversely affect our suppliers’ financial performance, liquidity and access to capital. This may affect their ability to maintain their inventories, production levels and/or product quality, and could cause them to raise prices, lower production levels or result in their ceasing operations.
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
Although the Company does not anticipate needing additional capital in the near term, financial market disruption may make it difficult for the Company to raise additional capital, when needed, on acceptable terms or at all. The interest rate environment and general economic conditions could also impact the investment income the Company is able to earn on securities it may hold from time to time.
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
We expect our quarterly financial results to fluctuate, which may lead to volatility in our stock price.
We expect our net sales and operating results to vary significantly from quarter to quarter due to a number of factors, including changes in:
•	demand for our products;

•	the costs to acquire quality diamonds and precious metals;

•	our ability to attract visitors to our websites and convert those visitors into customers;

•	general economic conditions, both domestically and internationally;

•	our ability to retain existing customers or encourage repeat purchases;

•	our ability to manage our product mix and inventory;

•	wholesale diamond prices;

•	consumer tastes and preferences for diamonds and fine jewelry;

•	our ability to manage our operations;

•	the extent to which we provide for and pay taxes;

•	stock-based compensation expense as a result of the nature, timing and amount of stock options and restricted stock units granted, the underlying assumptions used in valuing stock options, the estimated rate of stock option and restricted stock unit forfeitures and other factors;

•	advertising and other marketing costs;

•	our, or our competitors’, pricing and marketing strategies;

•	the introduction of competitive websites, products, price decreases or improvements;

•	conditions or trends in the diamond and fine jewelry industry;

•	conditions or trends in the Internet and e-commerce industry;

•	the success of our geographic, service and product line expansions;

•	foreign exchange rates;

•	interest rates; and

•	costs of expanding or enhancing our technology or websites.
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
A majority of the world’s supply of rough diamonds is controlled by a small number of diamond mining firms. As a result, any decisions made to restrict the supply of rough diamonds by these firms to our suppliers could substantially impair our ability to acquire diamonds at commercially reasonable prices, if at all. We do not currently have any direct supply relationship with these firms. Our ability to acquire diamonds and fine jewelry is also substantially dependent on our relationships with various suppliers. Approximately 21% of our payments to our diamond and fine jewelry suppliers for each of the years ended January 4, 2009, December 30, 2007 and December 31, 2006 were made to our top three suppliers. Our inability to maintain and expand these and other future diamond and fine jewelry supply relationships on commercially reasonable terms or the inability of our current and future suppliers to maintain arrangements for the supply of products sold to us on commercially reasonable terms would substantially harm our business and results of operations. The financial performance and viability of our suppliers are also significantly dependent upon worldwide economic conditions and consumer demand for diamonds and fine jewelry. The failure of any of our principal suppliers to remain financially viable could adversely impact our supply of diamonds and fine jewelry for sale to our customers.

Suppliers and manufacturers of diamonds as well as retailers of diamonds and diamond jewelry are vertically integrated and we expect they will continue to vertically integrate their operations either by developing retail channels for the products they manufacture or acquiring sources of supply, including, without limitation, diamond mining operations. To the extent such vertical integration efforts are successful, some of the fragmentation in the existing diamond supply chain could be eliminated, and our ability to obtain an adequate supply of diamonds and fine jewelry from multiple sources could be limited and our competitors may be able to obtain diamonds at lower prices.
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
We do not collect or have imposed upon us sales or other taxes related to the products we sell, except for certain corporate level taxes, sales taxes with respect to purchases by customers located in the State of Washington and the State of New York, and certain taxes required to be collected on sales to customers outside of the United States of America. One or more states or foreign countries may seek to impose additional sales or other tax collection obligations on us in the future. A successful assertion by one or more states or foreign countries that we should be collecting sales or other taxes on the sale of our products could result in substantial tax liabilities for past sales, discourage customers from purchasing products from us, decrease our competitive advantage with respect to traditional retailers or otherwise substantially harm our business and results of operations.
While we believe that current law restricts state and local taxing authorities outside the State of Washington from requiring us to collect sales and use taxes from purchasers located within their jurisdictions, taxing authorities outside the State of Washington could disagree with our interpretation. Moreover, a number of states, as well as the U.S. Congress, are considering or have adopted various initiatives designed to impose sales, use and other taxes on Internet sales. If any state or local taxing jurisdiction were to disagree with our interpretation of current law or if they were to adopt such initiatives, we could be required to collect sales, use and other taxes from purchasers located in states other than Washington and New York. The imposition by state and local governments of various taxes upon Internet commerce could create administrative burdens for us and could decrease our future net sales.
We may not succeed in continuing to establish the Blue Nile brand, which would prevent us from acquiring customers and increasing our net sales.
A significant component of our business strategy is the continued establishment and promotion of the Blue Nile brand. Due to the competitive nature of the market for diamonds and fine jewelry, if we do not continue to establish our brand and branded products, we may fail to build the critical mass of customers required to substantially increase our net sales. Promoting and positioning our brand will depend largely on the success of our marketing and merchandising efforts and our ability to provide a consistent, high quality product and customer experience. To promote our brand and branded products, we have incurred and will continue to incur substantial expense related to advertising and other marketing efforts.
A critical component of our brand promotion strategy is establishing a relationship of trust with our customers, which we believe can be achieved by providing a high quality customer experience. In order to provide a high quality customer experience, we have invested and will continue to invest substantial amounts of resources in the development and functionality of our multiple websites, technology infrastructure, fulfillment operations and customer service operations. Our ability to provide a high quality customer experience is also dependent, in large part, on external factors over which we may have little or no control, including, without limitation, the reliability and performance of our suppliers, third-party jewelry assemblers, third-party carriers, third party diamond grading labs, and networking vendors. During our peak seasons, we rely on temporary employees to supplement our full-time customer service and fulfillment employees. Temporary employees may not have the same level of commitment to our customers as our full-time employees. If our customers are dissatisfied with the quality of the products or the customer service they receive, or if we are unable to deliver products to our customers in a timely manner or at all, our customers may stop purchasing products from us. We also rely on third parties for information, including product characteristics and availability that we present to consumers on our websites, which may, on occasion, be inaccurate. Our failure to provide our customers with high quality product and high quality customer experiences for any reason could substantially harm our reputation and adversely impact our efforts to develop Blue Nile as a trusted brand. The failure of our brand promotion activities could adversely affect our ability to attract new customers and maintain customer relationships, and, as a result, substantially harm our business and results of operations.
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
Through the year ended January 4, 2009, international net sales have represented less than 10% of our total annual net sales. In 2008, we increased our product offerings and marketing and sales efforts throughout Europe, Canada and the Asia-Pacific region and anticipate continuing to expand our international sales and operations in the future either by expanding local versions of our website for foreign markets or through acquisitions or alliances with third parties. Any international expansion plans we choose to undertake will increase the complexity of our business, require attention from management and other personnel and cause additional strain on our operations, technology systems, financial resources, and our internal financial control and reporting functions. Further, our expansion efforts may be unsuccessful. We have minimal experience in selling our products in international markets and in conforming to the local cultures, standards or policies necessary to successfully compete in those markets. We cannot be certain that we will be able to expand our global presence if we choose to further expand internationally. In addition, we may have to compete with retailers that have more experience with local markets. Our ability to expand and succeed internationally may also be limited by the demand for our products, the ability to successfully transact in foreign currencies, the ability of our brand to resonate with foreign consumers and the adoption of electronic commerce in these markets. Different privacy, censorship and liability standards and regulations, and different intellectual property laws in foreign countries may prohibit expansion into such markets or cause our business and results of operations to suffer.
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
In March 2009, we expanded the capabilities of our websites from allowing customers to purchase our products in two foreign currencies to allowing purchases in 24 foreign currencies. This expansion increases our exposure to foreign exchange rate fluctuations and we may record significant gains or losses as a result of such fluctuations.
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
As a public reporting company, we are required to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, including expanded disclosures and accelerated reporting requirements and more complex accounting rules. Compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and other requirements may increase our costs and require additional management time and resources. We may need to implement additional finance and accounting systems, procedures and controls to satisfy new reporting requirements. If our internal control over financial reporting is determined to be ineffective, investors could lose confidence in the reliability of our internal control over financial reporting, which could adversely affect our stock price.
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
We have experienced, and in the future may experience, rapid growth in operations, which has placed, and could continue to place, a significant strain on our operations, services, internal controls and other managerial, operational and financial resources. To effectively manage future expansion, we will need to maintain our operational and financial systems and managerial controls and procedures, which include the following processes:
•	transaction processing and fulfillment;

•	inventory management;

•	customer support;

•	management of multiple supplier relationships;

•	operational, financial and managerial controls;

•	reporting procedures;

•	management of our facilities;

•	recruitment, training, supervision, retention and management of our employees; and

•	technology operations.
If we are unable to manage future expansion, our ability to provide a high quality customer experience could be harmed, which would damage our reputation and brand and substantially harm our business and results of operations.
Item 4. Submission of Matters to a Vote of Security Holders
At the Annual Meeting of Stockholders of the Company held on May 19, 2009, the stockholders elected three directors to serve until the 2012 Annual Meeting of Stockholders and ratified the Audit Committee’s selection of Deloitte & Touche LLP to serve as the Company’s independent registered public accounting firm for the fiscal year ending January 3, 2010. The terms of the other members of the Company’s Board of Directors, Leslie Lane, Ned Mansour, Diane Irvine, Mark Vadon and Eric Carlborg, continued after the 2009 Annual Meeting of Stockholders. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended.

The table below shows the results of the stockholders’ voting:

			Votes
	Votes in	Votes	Withheld/	Broker Non-
	Favor	Against	Abstentions	Votes
Proposal 1:
Election of three directors for three-year terms expiring at the 2012 annual meeting of stockholders:

Mary Alice Taylor	13,341,538	NA	87,704	NA
Michael Potter	13,343,252	NA	85,990	NA
Steve Scheid	12,955,780	NA	473,462	NA

Proposal 2:
Ratification of the selection of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending January 3, 2010	13,417,124	10,343	1,775	NA

Item 6. Exhibits
See exhibits listed under the Exhibit Index on page 37.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUE NILE, INC.
Registrant

Date: August 13, 2009

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