Form 10-Q
period 2009-10-04
BLUE NILE INC
filed 2009-11-12
CIK 1091171

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 4, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of November 1, 2009, the registrant had 14,558,603 shares of common stock outstanding.

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

BLUE NILE, INC.
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BLUE NILE, INC.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except par value)

	October 4,	January 4,
	2009	2009

ASSETS
Current assets:
Cash and cash equivalents	$32,494	$54,451
Short-term investments	15,000	—
Trade accounts receivable	1,236	984
Other accounts receivable	142	725
Inventories	17,846	18,834
Deferred income taxes	223	670
Prepaids and other current assets	1,078	1,069

Total current assets	68,019	76,733
Property and equipment, net	7,711	7,558
Intangible assets, net	338	271
Deferred income taxes	6,228	5,014
Other assets	144	89

Total assets	$82,440	$89,665

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$42,334	$62,291
Accrued liabilities	4,976	6,607
Current portion of long-term financing obligation	43	41
Current portion of deferred rent	205	205

Total current liabilities	47,558	69,144
Long-term financing obligation, less current portion	807	839
Deferred rent, less current portion	226	374
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, none issued and outstanding
Common stock, $0.001 par value; 300,000 shares authorized;
19,715 shares and 19,659 shares issued, respectively
14,549 shares and 14,493 shares outstanding, respectively	20	20
Additional paid-in capital	152,017	144,913
Accumulated other comprehensive income	95	17
Retained earnings	43,558	36,199
Treasury stock, at cost; 5,166 shares outstanding	(161,841)	(161,841)

Total stockholders’ equity	33,849	19,308

Total liabilities and stockholders’ equity	$82,440	$89,665

The accompanying notes are an integral part of these condensed consolidated financial statements

BLUE NILE, INC.
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Quarter ended		Year to date ended
	October 4,	September 28,	October 4,	September 28,
	2009	2008	2009	2008

Net sales	$66,943	$65,376	$199,198	$209,542
Cost of sales	52,146	52,114	156,168	167,233

Gross profit	14,797	13,262	43,030	42,309
Selling, general and administrative expenses	10,936	9,980	31,927	31,636

Operating income	3,861	3,282	11,103	10,673

Other income, net:
Interest income, net	23	184	101	1,299
Other income, net	77	95	117	471

Total other income, net	100	279	218	1,770

Income before income taxes	3,961	3,561	11,321	12,443
Income tax expense	1,386	1,226	3,962	4,332

Net income	$2,575	$2,335	$7,359	$8,111

Basic net income per share	$0.18	$0.16	$0.51	$0.54

Diluted net income per share	$0.17	$0.15	$0.49	$0.52

The accompanying notes are an integral part of these condensed consolidated financial statements

BLUE NILE, INC.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(unaudited)
(in thousands)

			Additional		Accumulated Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Equity

Balance, January 4, 2009	19,659	$20	$144,913	$36,199	$17	(5,166)	$(161,841)	$19,308
Net income				7,359				7,359
Other comprehensive income:
Foreign currency translation adjustment					78			78

Total comprehensive income								7,437
Tax benefit from exercise of stock options			214					214
Exercise of common stock options	53		1,195					1,195
Issuance of common stock to directors	3		120					120
Stock-based compensation			5,575					5,575

Balance, October 4, 2009	19,715	$20	$152,017	$43,558	$95	(5,166)	$(161,841)	$33,849

The accompanying notes are an integral part of these condensed consolidated financial statements

BLUE NILE, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Year to date ended
	October 4,	September 28,
	2009	2008

Operating activities:
Net income	$7,359	$8,111
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation and amortization	1,868	1,512
Loss on disposal of property and equipment	62	20
Stock-based compensation	5,615	5,298
Deferred income taxes	(767)	(981)
Tax benefit from exercise of stock options	214	511
Excess tax benefit from exercise of stock options	(47)	(141)
Changes in assets and liabilities:
Receivables	331	1,195
Inventories	988	2,944
Prepaid federal income taxes	—	(440)
Prepaid expenses and other assets	(64)	30
Accounts payable	(19,964)	(45,380)
Accrued liabilities	(1,632)	(5,093)
Deferred rent and other	(147)	(78)

Net cash used in operating activities	(6,184)	(32,492)

Investing activities:
Purchases of property and equipment	(2,063)	(1,553)
Proceeds from the sale of property and equipment	—	10
Purchase of short-term investments	(15,000)	—

Net cash used in investing activities	(17,063)	(1,543)

Financing activities:
Repurchase of common stock	—	(65,273)
Proceeds from stock option exercises	1,195	2,984
Excess tax benefit from exercise of stock options	47	141
Principal payments under long-term financing obligation	(30)	(28)

Net cash provided by (used in) financing activities	1,212	(62,176)

Effect of exchange rate changes on cash and cash equivalents	78	9

Net decrease in cash and cash equivalents	(21,957)	(96,202)

Cash and cash equivalents, beginning of period	54,451	122,793

Cash and cash equivalents, end of period	$32,494	$26,591

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
Subsequent Events
The Company evaluated subsequent events for potential recognition or disclosure in the financial statements through November 12, 2009, which is the date these financial statements were issued.
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

Blue Nile, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
Recent Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” which established the Accounting Standards Codification (“ASC”) as the authoritative source of generally accepted accounting principles (GAAP) in the United States. This guidance also recognized the rules and interpretative releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws as sources of authoritative GAAP for SEC registrants. The ASC was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this guidance in the third quarter of 2009 did not have a material impact on the Company’s consolidated results of operations or financial condition. The Company included references to the ASC in the notes to the condensed consolidated financial statements.
In September 2006, the FASB issued guidance that was codified in Topic 820, “Fair Value Measurements and Disclosure” of the ASC which established a common definition for fair value, established a framework for measuring fair value, and expanded disclosure about such fair value measurements. In January 2008, the FASB delayed the effective date of this standard by one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The adoption of this standard for these nonfinancial assets and liabilities in the first quarter of 2009 did not have a material impact on the Company’s consolidated results of operations or financial condition.
In April 2008, the FASB issued guidance that was codified in Topic 350, “Intangibles — Goodwill and Other” of the ASC which amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of this guidance in the first quarter of 2009 did not have a material impact on the Company’s consolidated results of operations or financial condition.
In May 2009, the FASB issued guidance that was codified in Topic 855, “Subsequent Events” of the ASC which established principles and disclosure requirements for subsequent events, which are defined as events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance was effective for financial statements issued for interim and annual periods ending after June 15, 2009. The adoption of this guidance in the second quarter of 2009 did not have a material impact on the Company’s consolidated results of operations or financial condition.
In August 2009, the FASB issued Accounting Standards Update No. 2009-05 (“ASU 2009-05”), an update to Topic 820, “Fair Value Measurements and Disclosures”. This update provides amendments to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. Among other provisions, this update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following valuation techniques: (1) a valuation technique that uses the quoted market price of an identical liability or similar liabilities when traded as assets; or (2) another valuation technique that is consistent with the principles of Topic 820. ASU 2009-05 will become effective in the first reporting period after issuance, which for the Company is the fourth quarter of 2009. The Company does not expect ASU 2009-05 to have a material impact on its consolidated results of operations or financial condition.

Blue Nile, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 2. Stock-based Compensation
The Company accounts for stock-based compensation arrangements in accordance with the provisions of ASC Topic 718, “Stock Compensation.” Stock options are granted at prices equal to the fair market value of the Company’s common stock on the date of grant. Stock options granted generally provide for 25% vesting on the first anniversary of the date of grant, with the remainder vesting monthly in equal amounts over the following three years, and expire 10 years from the date of grant. As of October 4, 2009, the Company had four equity plans. Additional information regarding these plans is disclosed in the Company’s Annual Report on Form 10-K for the year ended January 4, 2009.
In the first quarter of 2009, the Company granted restricted stock units (RSUs) to executives under the 2004 Equity Incentive Plan. The RSUs have a grant date fair value of approximately $260,000 and vest 50% on the first anniversary from the date of grant and the remainder on the second anniversary. Each RSU is converted to one share of common stock when it vests. No RSUs were granted in the second or third quarter of 2009.
Stock-based compensation is reduced for estimated forfeitures, and compensation expense is recognized on a straight-line basis over the requisite service period for each stock option and restricted stock unit grant.
The fair value of each stock option on the date of grant is estimated using the Black-Scholes-Merton option valuation model.
The following weighted-average assumptions were used for the valuation of options granted during the periods presented:

	Quarter ended		Year to date ended
	October 4,	September 28,	October 4,	September 28,
	2009	2008	2009	2008

Expected term	4 years	4 years	4 years	4 years
Expected volatility	57.5%	48.9%	55.1%	47.8%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	1.77%	2.79%	1.37%	2.54%

Estimated fair value per option granted	$23.48	$16.85	$11.17	$17.55
The assumptions used to calculate the fair value of options granted are evaluated and revised, if necessary, to reflect market conditions and the Company’s experience.
The fair value of each restricted stock unit is based on the fair market value of the Company’s common stock on the date of grant.

Blue Nile, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
A summary of stock option activity for the year to date ended October 4, 2009 is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Options	Average	Contractural	Intrinsic Value
	(in thousands)	Exercise Price	Term (in years)	(in thousands)

Balance, January 4, 2009	2,290	$34.38
Granted	557	25.55
Exercised	(53)	22.59
Cancelled	(34)	52.02

Balance, October 4, 2009	2,760	$32.60	6.73	$79,741

Vested and expected to vest at October 4, 2009	2,623	$32.45	6.62	$76,202
Exercisable, October 4, 2009	1,700	$29.90	5.58	$53,251
A summary of restricted stock unit activity for the year to date ended October 4, 2009 is as follows:

Weighted
		Weighted	Average
		Average Grant	Remaining	Aggregate
	RSUs	Date Fair	Contractural	Intrinsic Value
	(in thousands)	Value	Term (in years)	(in thousands)

Balance, January 4, 2009	—	$—
Granted	12	21.22
Vested	—	—
Cancelled	—	—

Balance, October 4, 2009	12	$21.22	0.89	$732

The aggregate intrinsic value in the tables above is before applicable income taxes and represents the amount recipients would have received if all options had been exercised or restricted stock units had been converted on the last business day of the period indicated, based on the Company’s closing stock price.
The total intrinsic value of options exercised during the year to date ended October 4, 2009 was $1.4 million. During the year to date ended October 4, 2009, the total fair value of options vested was $6.0 million. As of October 4, 2009, the Company had total unrecognized compensation costs related to unvested stock options and restricted stock units of $13.2 million. The Company expects to recognize this cost over a weighted average period of 2.8 years for its options and 1.4 years for its restricted stock units.

Blue Nile, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 3. Short-term Investments
In August 2009, the Company purchased an investment in the form of a time deposit with a financial institution. The $15.0 million investment matures in January 2010 and is classified within short-term investments. At October 4, 2009 the carrying value of the short-term investment approximates market value.
Note 4. Inventories
Inventories are stated at cost and consist of the following:

	October 4,	January 4,
	2009	2009

Loose diamonds	$697	$695
Fine jewelry, watches and other	17,149	18,139

	$17,846	$18,834

Note 5. Commitments and Contingencies
As previously disclosed in the Company’s Form 10-K for the fiscal year ended January 4, 2009, Landmark Technology, LLC (“Landmark”) filed a complaint against the Company in the United States District Court for the Eastern District of Texas, alleging that the Company’s website infringed on Landmark’s patents. In April 2009, the Company entered into a settlement agreement with Landmark that resulted in the purchase of a software license from Landmark by the Company. The cost of the license was recorded in the first quarter of 2009 and was not material to the financial statements.
Note 6. Net Income Per Share
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

Blue Nile, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following tables set forth the computation of basic and diluted net income per share:

	Quarter ended		Year to date ended
	October 4,	September 28,	October 4,	September 28,
	2009	2008	2009	2008

Net income	$2,575	$2,335	$7,359	$8,111

Weighted average common shares outstanding	14,538	14,621	14,515	15,080

Basic net income per share	$0.18	$0.16	$0.51	$0.54

Dilutive effect of stock options and restricted stock units	839	579	637	643

Common stock and common stock equivalents	15,377	15,200	15,152	15,723

Diluted net income per share	$0.17	$0.15	$0.49	$0.52

For the quarter and year to date ended October 4, 2009, the Company excluded 420,429 and 763,458 stock option shares, respectively, from the computation of diluted net income per share due to their antidilutive effect. For the quarter and year to date ended September 28, 2008, the Company excluded 690,020 and 535,276 stock option shares, respectively, from the computation of diluted net income per share due to their antidilutive effect.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our consolidated financial statements and the related notes contained elsewhere in this quarterly report on Form 10-Q and the Annual Report on Form 10-K filed for our fiscal year ended January 4, 2009.
Management Overview
We are the leading online retailer of high quality diamonds and fine jewelry. We showcase tens of thousands of independently certified diamonds and fine jewelry on our websites at www.bluenile.com, www.bluenile.ca, and www.bluenile.co.uk, and we ship our products to customers in over 40 countries and territories across the globe.
We have a capital-efficient business model that enables us to eliminate much of the costs associated with carrying diamond inventory. In our inventory, we carry for sale hundreds of engagement ring, pendant and earring settings, wedding bands, and classically styled earrings, necklaces and other fine jewelry. A significant portion of our revenues are derived from the sale of diamonds. Generally, we purchase diamonds on a “just in time” basis from our suppliers when a customer places an order for a specific diamond. We then assemble the diamond with a ring, pendant or earring setting from our inventory into customized diamond jewelry according to our customer’s specifications. The finished jewelry is delivered to the customer generally within three business days from the order date.
A principal component of our value proposition is providing an exceptional customer experience. The Blue Nile customer experience is designed to empower our customers by providing them with substantial education, guidance, selection, customization capability, convenience and value. We believe that maintaining focus on perfecting the customer experience is critical to our ongoing efforts to promote the Blue Nile brand and to continue to profitably grow our business. In March 2009, we enhanced our websites by giving customers the ability to shop and make purchases in 24 foreign currencies. We believe that offering local currencies makes it easier for our international customers to recognize the value in our product offerings and improve their shopping experience. In September 2009, we launched our new bluenile.com website improving shopping tools, diamond search capabilities and providing enhanced product images throughout the site.
World diamond prices began to decline in the fourth quarter of 2008 and continued to decline throughout the first quarter of 2009. Prices stabilized in the second quarter of 2009, remained relatively stable throughout the third quarter, and continue to be lower on a year-over-year basis. We believe our “just in time” inventory model allows us to adjust our retail prices more quickly than traditional retailers that maintain larger physical inventories. As a result, we believe we are at a greater competitive advantage when diamond prices decline because our business model allows us to pass on lower prices more quickly than physical jewelry retailers. We believe our online model, our consumer value proposition and our focus on the customer experience have led Blue Nile to overall market share gains in 2009.
Highlights of Third Quarter Ended October 4, 2009
During the third quarter, our year over year net sales increased 2.4% to $66.9 million from $65.4 million in the quarter ended September 28, 2008. While the overall jewelry retail environment continues to be weak, we reported our first quarterly increase in year over year net sales since the second quarter of 2008. Our gross profit as a percentage of net sales increased 180 basis points to 22.1% in the third quarter of 2009, compared with 20.3% for the third quarter of 2008. Our net income rose 10.3% to $2.6 million or $0.17 diluted net income per share for the third quarter of 2009, compared to $2.3 million or $0.15 diluted net income per share for the third quarter of 2008. As of October 4, 2009 we had cash, cash equivalents and short-term investments of $47.5 million and no debt.

Results of Operations
Comparison of the Quarter Ended October 4, 2009 to the Quarter Ended September 28, 2008
The following table presents our operating results for the quarters ended October 4, 2009 and September 28, 2008, including a comparison of the financial results for these periods (dollars in thousands, except per share data):

	Quarter ended
	October 4,	September 28,
	2009	2008	$ Change	% Change

Net sales	$66,943	$65,376	$1,567	2.4%
Cost of sales	52,146	52,114	32	0.1%

Gross profit	14,797	13,262	1,535	11.6%

Selling, general and administrative expenses	10,936	9,980	956	9.6%

Operating income	3,861	3,282	579	17.6%

Other income, net:
Interest income	23	184	(161)	-87.5%
Other income, net	77	95	(18)	-18.9%

Total other income, net	100	279	(179)	-64.2%

Income before income taxes	3,961	3,561	400	11.2%
Income tax expense	1,386	1,226	160	13.1%

Net income	$2,575	$2,335	$240	10.3%

Basic net income per share	$0.18	$0.16	$0.02	12.5%

Diluted net income per share	$0.17	$0.15	$0.02	13.3%

Net Sales
Net sales increased 2.4% during the third quarter of 2009 as compared with the third quarter of 2008, primarily due to an increase in the number of orders shipped to customers, partially offset by a decrease in average shipment value. Net sales in the U.S. decreased slightly (0.5% decline) to $58.1 million for the quarter, compared with $58.4 million for the same quarter last year. International sales increased 27.5% to $8.8 million, from $6.9 million in the prior year third quarter. Changes in foreign exchange rates during the third quarter of 2009, compared to the rates in effect during the third quarter of 2008, had a negative impact of approximately 7.3% on international sales. Excluding the impact of changes in foreign exchange rates, international sales increased 34.8% for the third quarter compared to the third quarter of 2008.
Gross Profit
Gross profit increased 11.6% to $14.8 million in the third quarter of 2009 compared to $13.3 million in the third quarter of 2008. The increase is attributable to the continued emphasis on cost optimization related to product sourcing and product sales mix. Our emphasis on product sourcing initiatives for diamonds and fine jewelry has enabled us to capture additional margin while passing on significant value to consumers. Gross profit as a percentage of net sales increased 180 basis points to 22.1% for the third quarter of 2009 compared to 20.3% for the third quarter of 2008.
Costs for our products are impacted by prices for diamonds and precious metals including gold, platinum and silver, which rise and fall based upon global supply and demand dynamics. In making retail pricing decisions, we take into account fluctuations in the pricing of diamonds and precious metals, which in turn, affect the gross margin that we realize from such products. We expect that gross profit will continue to fluctuate in the future based primarily on changes in product acquisition costs, particularly diamond prices, product mix and pricing decisions.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 9.6% to $10.9 million in the third quarter of 2009 compared to $10.0 million in the third quarter of 2008 due to several factors. Stock compensation expense increased $0.3 million in the third quarter of 2009 compared to 2008 primarily due to lower expenses in the third quarter of 2008 related to forfeited options of former employees. Incentive compensation expense increased $0.3 million primarily due to a reduction in incentive accruals in the third quarter of 2008. Payroll and general expenses related to technology investments in support of key initiatives such as the website redesign increased by $0.3 million. Depreciation expense related to additional capitalized assets increased by $0.1 million. These increases, as well as increases in other categories that were not individually material for disclosure, were partially offset by a $0.1 million decrease in legal costs in the third quarter of 2009 due to lower spending on intellectual property and other corporate matters compared to the third quarter of 2008. Marketing and advertising costs decreased approximately $0.1 million in the third quarter of 2009, primarily due to decreased spending in online marketing vehicles. As a percentage of net sales, selling, general and administrative expenses increased to 16.3% in the third quarter of 2009, as compared to 15.3% in the third quarter of 2008.
Operating Income
Operating income was $3.9 million in the third quarter of 2009 compared to $3.3 million in the third quarter of 2008. As a percentage of net sales, operating income increased to 5.8% in the third quarter of 2009 compared to 5.0% in the third quarter of 2008. The increase in operating income for 2009 is primarily due to higher gross profit.
Other Income, Net
The decrease in interest income in the third quarter of 2009 as compared with the third quarter of 2008 was due to a decrease in interest rates, partially offset by an increase in overall cash, cash equivalents, and short-term investment balances.

Comparison of the Year to Date Ended October 4, 2009 to the Year to Date Ended September 28, 2008
The following table presents our operating results for the years to date ended October 4, 2009 and September 28, 2008, including a comparison of the financial results for these periods (dollars in thousands, except per share data):

	Year to date ended
	October 4,	September 28,
	2009	2008	$ Change	% Change

Net sales	$199,198	$209,542	$(10,344)	-4.9%
Cost of sales	156,168	167,233	(11,065)	-6.6%

Gross profit	43,030	42,309	721	1.7%

Selling, general and administrative expenses	31,927	31,636	291	0.9%

Operating income	11,103	10,673	430	4.0%

Other income, net:
Interest income	101	1,299	(1,198)	-92.2%
Other income, net	117	471	(354)	-75.2%

Total other income, net	218	1,770	(1,552)	-87.7%

Income before income taxes	11,321	12,443	(1,122)	-9.0%
Income tax expense	3,962	4,332	(370)	-8.5%

Net income	$7,359	$8,111	$(752)	-9.3%

Basic net income per share	$0.51	$0.54	$(0.03)	-5.6%

Diluted net income per share	$0.49	$0.52	$(0.03)	-5.8%

Net Sales
Net sales decreased 4.9% during the year to date ended October 4, 2009, compared with the year to date ended September 28, 2008 due primarily to a decrease in the number of shipments to customers. Sales of engagement related items were relatively stronger than the more discretionary non-engagement jewelry category. Net sales in the U.S. decreased 5.9% to $177.7 million during the year to date ended October 4, 2009, compared with $188.8 million during the year to date ended September 28, 2008. International sales increased 3.4% in the year to date ended October 4, 2009, to $21.5 million, from $20.8 million in the year to date ended September 28, 2008. Changes in foreign exchange rates during the year to date ended October 4, 2009, compared to the rates in effect during the year to date ended September 28, 2008, had a negative impact of approximately 12.0% on international sales. Excluding the impact of changes in foreign exchange rates, international sales increased 15.4% in the year to date ended October 4, 2009 over the year to date ended September 28, 2008.
Gross Profit
Gross profit increased $0.7 million to $43.0 million in the year to date ended October 4, 2009 compared with the year to date ended September 28, 2008. This increase is primarily attributable to a continued emphasis on cost optimization in sourcing our products and product sales mix. As a percentage of net sales, gross profit increased 140 basis points to 21.6% in the year to date ended October 4, 2009, compared with 20.2% in the year to date ended September 28, 2008.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 0.9% to $31.9 million in the year to date ended October 4, 2009 compared with the year to date ended September 28, 2008 due to several factors. Incentive compensation expense increased $0.5 million primarily due to the reduction in incentive accruals in the third quarter of 2008. Stock compensation expense increased $0.3 million due to lower expenses in the third quarter of 2008 related to forfeited options of former employees. Payroll and general expenses related to technology investments in support of key initiatives such as the website redesign increased by $0.5 million. An additional $0.2 million increase in payroll expense was attributable to general staffing levels. Depreciation expense related to additional capitalized assets increased $0.3 million in the year to date ended October 4, 2009. These increases were partially offset by a $1.1 million decrease in marketing and advertising costs in the year to date ended October 4, 2009, primarily due to decreased spending in online marketing vehicles. Legal expenses also declined by $0.4 million in the year to date ended October 4, 2009 due to a decrease in the number of legal and corporate matters. As a percentage of net sales, selling, general and administrative expenses increased to 16.0% in the year to date ended October 4, 2009, as compared to 15.1% in the year to date ended September 28, 2008. The increase is due to fixed costs that did not decline as quickly as our volume-driven costs in the first half of the year as well as higher incentive accruals in 2009 compared to 2008, and lower stock compensation expenses in the third quarter of 2008 resulting from forfeited options.
Operating Income
Operating income was $11.1 million in the year to date ended October 4, 2009 compared to $10.7 million in the year to date ended September 28, 2008. As a percentage of net sales, operating income increased to 5.6% in the year to date ended October 4, 2009 compared to 5.1% in the year to date ended September 28, 2008. The increase in operating income for the year to date ended October 4, 2009 is primarily due to higher gross profit.
Other Income, Net
The decrease in interest income in the year to date ended October 4, 2009 as compared with the year to date ended September 28, 2008 was predominantly due to a decrease in interest rates. The decrease in other income was mainly due to income from legal settlements that occurred in the second quarter of 2008.
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
Recessionary economic cycles, investment and credit market conditions, unemployment levels and other economic factors impact consumer spending patterns. The extensive weakening of the U.S. and global economies that began in 2008 has had a significant impact on consumer spending, including the sale of luxury products such as diamonds and fine jewelry. Economic conditions in the U.S. are beginning to stabilize; however, we believe our revenue, cash flow from operations and net income may continue to be impacted by macroeconomic conditions.
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
As of October 4, 2009, working capital totaled $20.4 million, including cash, cash equivalents and short-term investments of $47.5 million and inventory of $17.8 million, partially offset by accounts payable of $42.3 million. We believe that our current cash and cash equivalents will be sufficient to continue our operations and meet our capital needs for at least the next 12 months.
Net cash of $6.2 million was used in operating activities for the year to date ended October 4, 2009, compared to net cash used in operating activities of $32.5 million for the year to date ended September 28, 2008. Net payment of payables totaled $20.0 million for the year to date ended October 4, 2009 and $45.4 million for the year to date ended September 28, 2008. In the first quarter, we generally have a significant pay down of our accounts payable balance built up during the fourth quarter holiday season. The volume of sales in the quarter ended January 4, 2009 was lower than the volume of sales in the quarter ended December 30, 2007, resulting in a lower net payment of payables in the year to date ended October 4, 2009 compared to the year to date ended September 28, 2008. Net payment of accrued liabilities decreased to $1.6 million in the year to date ended October 4, 2009, compared to $5.1 million in the year to date ended September 28, 2008 due to lower marketing and employee compensation expenses accrued at the end of fiscal year 2008, compared to fiscal year 2007.
Net cash of $17.1 million was used in investing activities for the year to date ended October 4, 2009 related to purchases of $15.0 million of short-term investments and $2.1 million of property and equipment. Net cash of $1.5 million was used in investing activities for the year to date ended September 28, 2008 related to purchases of property and equipment to support our operations.
Net cash of $1.2 million provided by financing activities for the year to date ended October 4, 2009 related primarily to proceeds from stock option exercises. Net cash used in financing activities for the year to date ended September 28, 2008 of $62.2 million related primarily to repurchases of Blue Nile, Inc. common stock, partially offset by proceeds from the exercise of stock options.
During the year to date ended October 4, 2009, we did not repurchase any shares of our common stock. On February 6, 2008, our board of directors authorized the repurchase of up to $100 million of Blue Nile, Inc. common stock during the 24-month period following the approval date of such repurchase. As of October 4, 2009, approximately $83.5 million remains under this repurchase authorization. Since the inception of our buyback program in the first quarter of 2005 through October 4, 2009, we have repurchased 4.4 million shares for a total of $161.2 million. The shares may be repurchased from time to time in open market transactions or in negotiated transactions off the market. The timing and amount of any shares repurchased is determined by management based on our evaluation of market conditions and other factors, including our cash needs. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws. We continually assess market conditions, our cash position, operating results, current forecasts and other factors when making decisions about stock repurchases.
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
Off-Balance Sheet Arrangements
As of October 4, 2009, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company’s exposure to financial market risk results primarily from fluctuations in interest rates and foreign currency exchange rates. In March 2009, we expanded the capabilities of our websites from allowing customers to purchase our products in two foreign currencies to allowing purchases in 24 foreign currencies. This expansion increases our exposure to foreign exchange rate fluctuations. Fluctuations in exchange rates throughout the third quarter of 2009, compared to rates in effect in the third quarter of 2008, negatively impacted international revenues by approximately $0.5 million in the quarter ended October 4, 2009. Fluctuations in exchange rates for the year to date ended October 4, 2009, compared to the year to date ended September 28, 2008, negatively impacted international revenues by approximately $2.5 million.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
During the quarter ended October 4, 2009, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed by us in our periodic reports filed or submitted under the Exchange Act with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our certifying officers concluded that as of the end of the period covered by this report, these disclosure controls and procedures are effective in the timely recording, processing, summarizing and reporting of material financial and non-financial information and are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended October 4, 2009, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
See discussion of legal proceedings in Note 5 of the condensed consolidated financial statements.
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
General economic factors may materially and adversely affect our financial performance and results of operations.*
Our financial performance and results of operations depend significantly on worldwide economic conditions and their impact on consumer spending. Luxury products, such as diamonds and fine jewelry, are discretionary purchases for consumers. Recessionary economic cycles, higher interest rates, higher fuel and energy costs, inflation, levels of unemployment, conditions in the residential real estate and mortgage markets, access to credit, consumer debt levels, unsettled financial markets, and other economic factors that may affect consumer spending or buying habits could materially and adversely affect demand for our products. In addition, the recent turmoil in the financial markets has had and may continue to have an adverse effect on the United States and world economies, which could negatively impact consumer spending patterns for the foreseeable future. There can be no assurances that government responses to the disruptions in the financial markets will restore consumer confidence. Reductions in consumer spending or disposable income may affect us more significantly than companies in other industries and companies with a more diversified product offering. In addition, the current global financial crisis may materially and adversely affect our suppliers’ financial performance, liquidity and access to capital. This may affect their ability to maintain their inventories, production levels and/or product quality, and could cause them to raise prices, lower production levels or cease their operations.
Further, any reduction in our sales will affect our liquidity. As discussed under “Liquidity and Capital Resources” in Part I, Item 2 of this Form 10-Q, our liquidity is primarily dependent upon our net cash from operating activities. Our net cash from operating activities is sensitive to many factors, including changes in working capital and the timing and magnitude of capital expenditures. Working capital at any specific point in time is dependent upon many variables, including our operating results, seasonality, inventory management and assortment expansion, the timing of cash receipts and payments, and vendor payment terms.
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
The prices of commodity products upon which we are substantially dependent, such as diamonds, colored gemstones, platinum, gold and silver, are subject to fluctuations arising from changes in supply and demand, competition and market speculation. Rapid and significant changes in commodity prices, particularly diamonds, may materially and adversely affect our sales and profit margins by increasing the prices for our products. Economic factors such as increased shipping costs, inflation, higher costs of labor, insurance and healthcare, and changes in other laws and regulations may also increase our cost of sales and our selling, general and administrative expenses, and otherwise adversely affect our financial condition and results of operations.
Our cash, cash equivalents and short-term investments are concentrated in a few financial institutions.*

We maintain the majority of our cash, cash equivalents and short-term investments in accounts with major financial institutions within and outside the United States of America, in the form of demand deposits, money market accounts, time deposits, U.S. Treasury Bills and other short-term investments. Deposits in these institutions may exceed the amounts of insurance provided or deposits may not at all be covered by insurance. If any of these institutions becomes insolvent, it could substantially harm our financial condition and we may lose some, or all, of such deposits.
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
If we are unable to acquire quality diamonds and fine jewelry at commercially reasonable prices, our costs may exceed our forecasts, our gross margins and operating results may suffer and our competitive position could be damaged. The success of our business model depends, in part, on our ability to offer quality products to customers at prices that are below those of traditional jewelry retailers. Because of our virtual inventory model, our prices are much more sensitive to rapid fluctuations in the prices of commodities, particularly diamonds, that traditional retailers hold in inventory.
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
While we believe that current law restricts state and local taxing authorities outside the State of Washington from requiring us to collect sales and use taxes from purchasers located within their jurisdictions, taxing authorities outside the State of Washington have, and in the future could, disagree with our interpretation. Moreover, a number of states, as well as the U.S. Congress, are considering or have adopted various initiatives designed to impose sales, use and other taxes on Internet sales. If any state or local taxing jurisdiction were to disagree with our interpretation of current law or if they were to adopt such initiatives, we could be required to collect sales, use and other taxes from purchasers located in states other than Washington and New York. The imposition by state and local governments of various taxes upon Internet commerce could create administrative burdens for us and could decrease our future net sales.
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
A critical component of our brand promotion strategy is establishing a relationship of trust with our customers, which we believe can be achieved by providing a high quality customer experience. In order to provide a high quality customer experience, we have invested and will continue to invest substantial amounts of resources in the development and functionality of our multiple websites, technology infrastructure, fulfillment operations and customer service operations. Our ability to provide a high quality customer experience is also dependent, in large part, on external factors over which we may have little or no control, including, without limitation, the reliability and performance of our suppliers, third-party jewelry assemblers, third-party carriers, third party diamond grading labs, and networking vendors. During our peak seasons, we rely on temporary employees to supplement our full-time customer service and fulfillment employees. Temporary employees may not have the same level of commitment to our customers as our full-time employees. If our customers are dissatisfied with the quality of the products or the customer service they receive, or if we are unable to deliver products to our customers in a timely manner or at all, our customers may stop purchasing products from us. We also rely on third parties for information, including product characteristics and availability that we present to consumers on our websites, which may, on occasion, be inaccurate. Our failure to provide our customers with high quality products and high quality customer experiences for any reason could substantially harm our reputation and adversely impact our efforts to develop Blue Nile as a trusted brand. The failure of our brand promotion activities could adversely affect our ability to attract new customers and maintain customer relationships, and, as a result, substantially harm our business and results of operations.
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
The retail jewelry industry is intensely competitive, and we expect competition in the sale of diamonds and fine jewelry to increase and intensify in the future. Increased competition may result in price pressure, reduced gross margins and loss of market share, any of which could substantially harm our business and results of operations. Furthermore, our competitors may react to falling consumer confidence by reducing their retail prices. Such reduction and/or inventory liquidations can have a short-term adverse effect on our sales. Current and potential competitors include:
•	independent jewelry stores;

•	retail jewelry store chains, such as Tiffany & Co.;

•	other online retailers that sell jewelry, such as Amazon.com;

•	department stores, chain stores and mass retailers, such as Nordstrom and Neiman Marcus;

•	online auction sites, such as eBay;

•	catalog and television shopping retailers, such as Home Shopping Network and QVC; and

•	discount superstores and wholesale clubs, such as Wal-Mart and Costco Wholesale.

•	internet shopping clubs, such as Gilt Groupe and Rue La La.
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
We may be unsuccessful in further expanding our operations internationally.*
As of the year to date ended October 4, 2009, international net sales have represented more than 10% of our total annual net sales. In 2008, we increased our product offerings and marketing and sales efforts throughout Europe, Canada and the Asia-Pacific region and anticipate continuing to expand our international sales and operations in the future either by expanding local versions of our website for foreign markets or through acquisitions or alliances with third parties. Any international expansion plans we choose to undertake will increase the complexity of our business, require attention from management and other personnel and cause additional strain on our operations, technology systems, financial resources, and our internal financial control and reporting functions. Further, our expansion efforts may be unsuccessful. We have minimal experience in selling our products in international markets and in conforming to the local cultures, standards or policies necessary to successfully compete in those markets. We cannot be certain that we will be able to expand our global presence if we choose to further expand internationally. In addition, we may have to compete with retailers that have more experience with local markets. Our ability to expand and succeed internationally may also be limited by the demand for our products, the ability to successfully transact in foreign currencies, the ability of our brand to resonate with foreign consumers and the adoption of electronic commerce in these markets. Different privacy, censorship and liability standards and regulations, and different intellectual property laws in foreign countries may prohibit expansion into such markets or cause our business and results of operations to suffer.
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
Item 6. Exhibits
See exhibits listed under the Exhibit Index on page 36.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUE NILE, INC. Registrant
Date: November 12, 2009
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