Form 10-K
period 2010-01-03
BLUE NILE INC
filed 2010-02-25
CIK 1091171

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2010
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
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐     NO ☑

The aggregate market value of the voting stock held by nonaffiliates of the registrant at July 5, 2009 was approximately $562 million, based on the last trading price of $39.89 per share, excluding approximately 0.4 million shares held by directors and executive officers of the registrant. This calculation does not exclude shares held by organizations whose ownership exceeds 10% of the registrant’s outstanding common stock as of July 5, 2009 that have represented on Schedule 13G filed with the Securities and Exchange Commission that they are registered investment advisers or investment companies registered under Section 8 of the Investment Company Act of 1940.

The number of shares outstanding of the registrant’s common stock as of February 22, 2010 was 14,484,283.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

BLUE NILE, INC.

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED JANUARY 3, 2010

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

Overview

We were incorporated as a Delaware corporation on March 18, 1999 as RockShop.com, Inc. On May 21, 1999, we purchased certain assets of Williams & Son, Inc., a Seattle jeweler, including a website established by that business. In June 1999, we changed our name to Internet Diamonds, Inc. In November 1999, we launched the Blue Nile brand and changed our name to Blue Nile, Inc. We are the leading online retailer of high quality diamonds and fine jewelry. We offer an exceptional customer experience including substantial education, guidance, selection, customization capability, convenience and value and have successfully built Blue Nile into a premium brand. Our principal corporate offices are located in Seattle, Washington.

In May 2007, we commenced operations of two new wholly-owned subsidiaries, Blue Nile Worldwide, Inc. (“Worldwide”) and Blue Nile Jewellery, Ltd. (“Jewellery”). Worldwide, a Delaware corporation, offers high quality diamond and fine jewelry products for sale to customers through the www.bluenile.co.uk website. Jewellery is an Irish limited liability company that operates a customer service and fulfillment center in Dublin, Ireland.

We derive our revenues through our three websites: www.bluenile.com, www.bluenile.ca and www.bluenile.co.uk. Prior to 2008, we served customers in the United States, Canada and the United Kingdom through these websites. We began expanding our operations in 2008 and continued to do so in 2009. We currently offer products for sale to customers in over 40 countries and territories throughout the world. In March 2009 we enhanced our websites by giving customers the ability to transact in their local currency. As a result, we now support 24 foreign currencies in addition to the U.S. dollar. In fiscal year 2009, our net sales were $302.1 million.

We have built a well respected consumer brand by employing an informative sales process that empowers our customers while offering a broad selection of high quality jewelry at very competitive prices. Our websites showcase tens of thousands of independently certified diamonds and styles of fine jewelry, including rings, wedding bands, earrings, necklaces, pendants, bracelets and watches. We specialize in the customization of diamond jewelry with our “Build Your Own” feature that offers customers the ability to customize diamond rings, pendants and earrings. We have developed an efficient online cost structure and a unique supply solution that eliminates traditional layers of diamond wholesalers and brokers, which generally allow us to purchase most of our product offerings at lower prices by avoiding mark-ups imposed by those intermediaries. While we may selectively acquire diamond inventory that we believe will be attractive to our customers, our supply solution enables us to purchase only those diamonds that our customers have ordered. As a result, we are able to minimize the costs associated with carrying diamond inventory and limit our risk of potential mark-downs.

The importance of a purchase of diamonds and fine jewelry leads consumers to seek out substantial information and trusted guidance throughout their purchasing process. Our comprehensive websites and expertly trained customer service representatives (“diamond and jewelry consultants”) improve the traditional purchasing experience by providing education and detailed product information that enable our customers to objectively compare diamonds and fine jewelry products, and make informed decisions. Our websites feature an interactive search functionality that allows our customers to quickly find the products that meet their needs from our broad selection of diamonds and fine jewelry. In September 2009, we launched our new bluenile.com website with a new look and feel, enhanced shopping tools, diamond search capabilities and product visualization.

Business Strategies

Our objective is to maximize our revenue and profitability and increase market share both domestically and internationally by offering exceptional value to our customers through a high quality customer experience that leverages supply chain efficiencies and an efficient cost structure. We are pursuing the following strategies for future growth:

Innovate and Enhance the Blue Nile Customer Experience

We continue to refine the customer service we provide in every step of the purchase process, from our websites to our customer support, product quality and fulfillment operations. The Blue Nile customer experience is designed to empower our customers with knowledge and confidence as they evaluate, select and purchase diamonds and fine jewelry. By innovating in the areas of website functionality, product visualization, and customer features, we intend to further enhance customer satisfaction.

Expand International Markets

We have and will continue to selectively pursue opportunities in international markets in which we can leverage our existing infrastructure and compelling value proposition. We are pursuing these opportunities based on each market’s consumer spending on jewelry, adoption rate of online purchasing and competitive landscape, among other factors. As of January 3, 2010, we ship to more than 40 countries and territories worldwide. Our primary website serves the United States (U.S.) and 14 additional countries and territories throughout the world. All member states of the European Union (E.U.) are served from our United Kingdom (U.K.) website and Canadian customers are supported from our Canada website. In March 2009, we further enhanced our websites giving our customers the ability to transact in 22 additional foreign currencies.

We define international sales as products sold through our U.S., U.K. and Canadian websites and delivered to customers outside the U.S. International sales totaled $33.2 million, $27.7 million and $17.0 million for the fiscal years ended January 3, 2010, January 4, 2009 and December 30, 2007, respectively. Financial information by geographic area is included in Note 11 to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Optimize Profitability and Cash Flow

We have established and will continue to refine our scalable, capital-efficient business model that enables growth with lower working capital requirements than traditional store-based jewelry retailers. We focus on optimizing the cash flow dynamics of our business by managing inventory balances along with vendor payment terms. We further intend to optimize our profitability by rigorously managing our variable and semi-variable costs such as marketing, customer service, fulfillment, and payment processing fees to correspond with sales levels. Over the longer term, our goal is to increase revenues, profit, and cash flow by leveraging our relatively fixed cost technology and operations infrastructure as we achieve sales increases.

Enhance Product Assortment

We have and will continue to selectively expand our jewelry offerings, in terms of both price points and product mix, through additional customized and complete products. The online nature of our business allows us to test new products and efficiently add promising new merchandise to our overall assortment.

Blue Nile’s Product Offerings and Supplier Relationships

Our merchandise consists of high quality diamonds and fine jewelry, with a particular focus on engagement diamonds and settings. Our online business model, combined with the strength of our supplier relationships, enables us to pursue a dynamic merchandising strategy. Our exclusive diamond supplier relationships allow us to display suppliers’ diamond inventories on the Blue Nile websites for sale to consumers without holding the diamonds in our inventory until the products are ordered by customers. We purchase polished diamonds from several dozen suppliers, most of whom have long-standing relationships with us. We typically enter into multi-year agreements with diamond suppliers that provide for certain diamonds to be offered online to consumers exclusively through the Blue Nile websites. Our diamond supply agreements have expiration dates ranging from 2010 to 2014. Our diamond suppliers purchase rough and polished diamonds from sources throughout the world. Their ability to supply us with diamonds is dependent upon their ability to procure these diamonds.

Diamonds represent the most significant component of our product offerings. While we currently offer tens of thousands of independently certified diamonds, we aim to limit our diamond offerings to those possessing characteristics associated with high quality. Accordingly, we offer diamonds with specified characteristics in the areas of shape, cut, color, clarity and carat weight.

A significant portion of our revenues is derived from the sale of diamonds. Generally, we purchase diamonds on a “just in time” basis from our suppliers when a customer places an order for a specific diamond. We then assemble the diamond with a ring, pendant or earring setting from our inventory into customized diamond jewelry according to our customer’s specifications. The finished jewelry is delivered to the customer generally within three business days from the order date.

We offer a broad range of other fine jewelry products and watches to complement our selection of high quality customized diamond jewelry. Our fine jewelry selection includes diamond, gemstone, platinum, gold, pearl and sterling silver jewelry and accessories as well as settings, wedding bands, earrings, necklaces, pendants and bracelets. In the case of fine jewelry, unlike most diamonds that we sell, we typically take products into inventory before they are ordered by our customers. Our fine jewelry and watches are purchased from over 40 manufacturers, most of whom have long-standing relationships with us. We do not enter into long-term supply agreements with our fine jewelry and watch vendors. We do enter into purchase order agreements with suppliers of fine jewelry and watches. These purchase order agreements establish terms for quantity, price, payment and shipping. Additionally, we enter into operating agreements with these suppliers that include product quality requirements, product specifications and shipping procedures. We believe that our current suppliers are able to sufficiently meet our product needs and that there are alternative sources for most fine jewelry and watch items that we purchase.

Marketing

Our marketing strategy is designed to increase Blue Nile brand recognition, generate consumer traffic, acquire customers, build a loyal customer base and promote repeat purchases. We believe our customers generally seek high quality diamonds and fine jewelry from a trusted source in a non-intimidating environment, where information, guidance, reputation, convenience and value are important characteristics. Our marketing and advertising efforts include online and offline initiatives, which primarily consist of search engines, portals and targeted website advertising, affiliate programs, direct online marketing, social networking and public relations.

Customer Service and Support

A key element of our business strategy is our ability to provide a high level of customer service and support. We augment our online information resources with knowledgeable, highly trained support staff through our call centers to give customers confidence in their purchases. Our diamond and jewelry consultants are trained to provide guidance on all steps in the process of buying diamonds and fine jewelry, including, among other things, the process for selecting an appropriate item, the purchase of that item, financing and payment alternatives, and shipping services. Our commitment to customers is reflected in both high service levels that are provided by our extensively trained diamond and jewelry consultants, as well as in our guarantees and policies. We prominently display all of our guarantees and policies on our websites to create an environment of trust. These include policies relating to privacy, security, product availability, pricing, shipping, refunds, exchanges and special orders. We typically offer a return policy of 30 days. We generally do not extend credit to customers except through third-party credit cards, although we maintain a relationship with a consumer financing company that offers financing to our customers.

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

Technology and Systems

Our technology systems use a combination of proprietary, licensed and open-source technologies. We focus our internal development efforts on creating and enhancing the features and functionality of our websites and order processing and fulfillment systems to deliver a high quality customer experience. We license third-party information technology systems for our financial reporting, inventory management, order fulfillment and merchandising. We use redundant Internet carriers to minimize the risk of downtime. Our systems are monitored continuously using third-party software, and an on-call team is staffed to respond to any emergencies or unauthorized access in the technology infrastructure.

Seasonality

We generally experience seasonal fluctuations in demand for our products. Our quarterly sales are impacted by various gift giving holidays including Valentine’s Day (first quarter), Mother’s Day (second quarter) and Christmas (fourth quarter). As a result, our quarterly revenue is generally the lowest in the third quarter (as a result of the lack of recognized gift giving holidays) and highest in the fourth quarter. The fourth quarter accounted for approximately 34%, 29% and 35% of our net sales in the years ended January 3, 2010, January 4, 2009 and December 30, 2007, respectively.

Competition

The diamond and fine jewelry retail market is intensely competitive and highly fragmented. Our primary competition comes from online and offline retailers that offer products within the higher quality segment of the jewelry market. In the future, we may also compete with other retailers that move into the higher quality jewelry segment. Current or potential competitors include the following:

•	independent jewelry stores,

•	retail jewelry store chains,

•	online retailers that sell jewelry,

•	department stores, chain stores and mass retailers,

•	online auction sites,

•	catalog and television shopping retailers,

•	discount superstores and wholesale clubs, and

•	Internet shopping clubs.

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

Intellectual Property

We rely on general intellectual property law and contractual restrictions and, to a limited extent, copyrights and patents, to protect our proprietary rights and technology. These contractual restrictions include confidentiality agreements, invention assignment agreements and nondisclosure agreements with employees, contractors, suppliers and strategic partners. Despite the protection of general intellectual property law and our contractual restrictions, it may be possible for a third-party to copy or otherwise obtain and use our intellectual property without our authorization. In addition, we pursue the registration of our trademarks and service marks in the U.S. and certain other countries. However, effective intellectual property protection or enforcement may not be available in every country in which our products and services are made available in the future. In the U.S. and certain other countries, we have registered “Blue Nile,” “bluenile.com,” the BN logo, the Blue Nile BN stylized logo and “Build Your Own Rings” as trademarks. We have also registered copyrights with respect to images and information set forth on our websites and the computer codes incorporated in our websites, and filed U.S. patent applications relating to certain features of our websites. We also rely on technologies that we license from third parties, particularly software solutions for financial reporting, inventory management, order fulfillment and merchandising.

Employees

At January 3, 2010, we employed 183 full-time employees, five part-time employees and one independent contractor. We also utilize temporary personnel on a seasonal basis. Our employees are not party to any collective bargaining agreement and we have never experienced an organized work stoppage. We believe our relations with our employees are good.

Available Information

We make available, free of charge, through our primary website, www.bluenile.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports as soon as reasonably practicable after electronically filing such material with or furnishing it to the Securities and Exchange Commission (“SEC”). Our SEC reports, as well as our corporate governance policies and code of ethics, can be accessed through the investor relations section of our website. The information found on our website is not part of this or any other report filed with or furnished to the SEC. All of our filings with the SEC may be obtained at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. For information regarding the operation of the SEC’s Public Reference Room, please contact the

SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. Amendments to, and waivers from, the code of ethics that apply to our principal executive officer, principal financial officer and principal accounting officer, or persons performing similar functions, and that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K will be disclosed at the website address provided above and, to the extent required by applicable regulations, on a current report on Form 8-K.

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

Our financial performance and results of operations depend significantly on worldwide economic conditions and their impact on consumer spending. Luxury products, such as diamonds and fine jewelry, are discretionary purchases for consumers. Recessionary economic cycles, higher interest rates, higher fuel and energy costs, inflation, levels of unemployment, conditions in the residential real estate and mortgage markets, access to credit, consumer debt levels, unsettled financial markets, and other economic factors that may affect consumer spending or buying habits could materially and adversely affect demand for our products. In addition, the recent turmoil in the financial markets has had and may continue to have an adverse effect on the United States and world economies, which could negatively impact consumer spending patterns for the foreseeable future. Reductions in consumer spending or disposable income may affect us more significantly than companies in other industries and companies with a more diversified product offering. In addition, current global economic conditions may materially and adversely affect our suppliers’ financial performance, liquidity and access to capital. This may affect their ability to maintain their inventories, production levels and/or product quality, and could cause them to raise prices, lower production levels or cease their operations.

Further, any reduction in our sales will affect our liquidity. As discussed under “Liquidity and Capital Resources” in Part II, Item 7 of this Form 10-K, our liquidity is primarily dependent upon our net cash from operating activities. Our net cash from operating activities is sensitive to many factors, including changes in working capital and the timing and magnitude of capital expenditures. Working capital at any specific point in time is dependent upon many variables, including our operating results, seasonality, inventory management and assortment expansion, the timing of cash receipts and payments, and vendor payment terms.

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

The prices of commodity products upon which we are substantially dependent, such as diamonds, colored gemstones, platinum, gold and silver, are subject to fluctuations arising from changes in supply and demand, competition and market speculation. Rapid and significant changes in commodity prices, particularly diamonds, may materially and adversely affect our sales and profit margins by increasing the prices for our products. Economic factors such as increased shipping costs, inflation, higher costs of labor, insurance and healthcare, and changes in other laws, regulations, and taxes may also increase our cost of sales and our selling, general and administrative expenses, and otherwise adversely affect our financial condition and results of operations.

We expect our quarterly financial results to fluctuate, which may lead to volatility in our stock price.

We expect our net sales and operating results to vary significantly from quarter to quarter due to a number of factors, including changes in:

•	demand for our products;

•	the costs to acquire quality diamonds and precious metals;

•	our ability to attract visitors to our websites and convert those visitors into customers;

•	general economic conditions, both domestically and globally;

•	our ability to retain existing customers or encourage repeat purchases;

•	our ability to manage our product mix and inventory;

•	wholesale diamond prices;

•	consumer tastes and preferences for diamonds and fine jewelry;

•	our ability to manage our operations;

•	the extent to which we provide for and pay taxes;

•	stock-based compensation expense as a result of the nature, timing and amount of stock options and restricted stock units granted, the underlying assumptions used in valuing stock options, the estimated rate of stock option and restricted stock unit forfeitures and other factors;

•	advertising and other marketing costs;

•	our, or our competitors’, pricing and marketing strategies;

•	the introduction of competitive websites, products, price decreases or improvements;

•	conditions or trends in the diamond and fine jewelry industry;

•	conditions or trends in the Internet and e-commerce industry;

•	the success of our geographic, service and product line expansions;

•	foreign exchange rates;

•	interest rates; and

•	costs of expanding or enhancing our technology or websites.

As a result of the variability of these and other factors, our operating results in future quarters may be below the expectations of public market analysts and investors. In this event, the price of our common stock may decline.

As a result of seasonal fluctuations in our net sales, our quarterly results may fluctuate and could be below expectations.

We have experienced and expect to continue to experience seasonal fluctuations in our net sales. In particular, a disproportionate amount of our net sales has been realized during the fourth quarter as a result of the December holiday season, and we expect this seasonality to continue in the future. Approximately 34%, 29% and 35% of our net sales in the years ended January 3, 2010, January 4, 2009 and December 30, 2007, respectively, were generated during the fourth quarter of each year. In anticipation of increased sales activity during the fourth quarter, we may incur significant additional expenses, including higher inventory of fine jewelry and additional staffing in our fulfillment and customer support operations. If we experience lower than expected net sales during any fourth quarter, it may have a disproportionately large impact on our operating results and financial condition for that year. Further, we may experience an increase in our net shipping cost due to complimentary upgrades, split-shipments, and additional long-zone shipments necessary to ensure timely delivery for the holiday season. We also experience considerable fluctuations in net sales in periods preceding other annual occasions such as Valentine’s Day and Mother’s Day. In the future, our seasonal sales patterns may become more pronounced, may strain our personnel and fulfillment activities, and may cause a shortfall in net sales as compared with expenses in a given period, which could substantially harm our business and results of operations.

We may not accurately forecast net sales and appropriately plan our expenses.

We may base our current and future expense levels on our operating forecasts and estimates of future net sales. Net sales and operating results are difficult to forecast because they generally depend on the volume and timing of the orders we receive, which are uncertain. Additionally, our business is affected by general economic and business conditions in the U.S. and international markets. A softening in net sales, whether caused by changes in customer preferences or a weakening in the U.S. or global economies, may result in decreased revenue levels. Some of our expenses are fixed, and as a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected shortfall in net sales. This inability could cause our net income in a given quarter to be lower than expected. We also make certain assumptions when forecasting the amount of expense we expect related to our stock-based compensation, which includes the expected volatility of our stock price, the expected life of options granted and the expected rate of stock option and restricted stock unit forfeitures. These assumptions are partly based on historical results. If actual results differ from our estimates, our net income in a given quarter may be lower than expected.

Our failure to acquire quality diamonds and fine jewelry at commercially reasonable prices and lead times would result in higher costs and damage our operating results and competitive position.

Our high quality customer experience depends on our ability to provide expeditious fulfillment of customer orders. If we are unable to acquire quality diamonds and fine jewelry at commercially reasonable prices and lead times, our costs may exceed our forecasts, our gross margins and operating results and customer experience may suffer and our competitive position could be damaged. The success of our business model depends, in part, on our ability to offer quality products to customers at prices that are below those of traditional jewelry retailers. Because of our virtual inventory model, our prices are much more sensitive to rapid fluctuations in the prices of commodities, particularly diamonds, which traditional retailers hold in inventory.

A majority of the world’s supply of rough diamonds is controlled by a small number of diamond mining firms. As a result, any decisions made to restrict the supply of rough diamonds by these firms to our suppliers could substantially impair our ability to acquire diamonds at commercially reasonable prices, if at all. We do not currently have any direct supply relationships with these firms. Our ability to acquire diamonds and fine jewelry is also substantially dependent on our relationships with various suppliers. Approximately 24%, 22% and 22% of our payments to our diamond and fine jewelry suppliers for each of the years ended January 3, 2010, January 4, 2009 and December 30, 2007 were made to our top three suppliers for that year. Our inability to maintain and expand these and other future diamond and fine jewelry supply relationships on commercially reasonable terms or the inability of our current and future suppliers to maintain arrangements for the supply of products sold to us on commercially reasonable terms would substantially harm our business and results of operations. The financial performance and viability of our suppliers are also significantly dependent upon worldwide economic conditions and consumer demand for diamonds and fine jewelry. The failure of any of our principal suppliers to remain financially viable could adversely impact our supply of diamonds and fine jewelry for sale to our customers.

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

We collect sales and/or other taxes related to purchases by customers located in the State of Washington and the State of New York, and certain taxes required to be collected on sales to customers outside of the United States. One or more states or foreign countries have sought and others may seek to impose additional sales or other tax collection obligations on us in the future. A successful assertion by one or more states or foreign countries to require the collection of sales or other taxes on the sale of our products could result in substantial tax liabilities for past sales, discourage customers from purchasing products from us, decrease our competitive advantage, cause us to discontinue certain successful sales and marketing initiatives or otherwise substantially harm our business and results of operations.

While we believe that current law restricts state and local taxing authorities outside the State of Washington from requiring us to collect sales and use taxes from purchasers located within their jurisdictions, taxing authorities outside the State of Washington have, and in the future could, disagree with our interpretation. For example, a number of states, as well as the U.S. Congress, are considering or have adopted various initiatives designed to impose sales, use and other taxes on Internet sales. The successful implementation of any such initiatives could require us to collect sales, use and other taxes from purchasers located in states other than Washington. The imposition by state and local governments of various taxes upon Internet commerce could create administrative burdens for us and could significantly decrease our future net sales.

We may not succeed in continuing to establish the Blue Nile brand, which would prevent us from acquiring customers and increasing our net sales.

A significant component of our business strategy is the continued establishment and promotion of the Blue Nile brand. Due to the competitive nature of the market for diamonds and fine jewelry, if we do not continue to establish our brand and branded products, we may fail to build the critical mass of customers required to substantially increase our net sales. Promoting and positioning our brand will depend largely on the success of our marketing and merchandising efforts and our ability to provide a consistent, high quality product and customer experience. To promote our brand and branded products, we have incurred and will continue to incur substantial expenses related to advertising and other marketing efforts.

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

The retail jewelry industry is intensely competitive, and we expect competition in the sale of diamonds and fine jewelry to increase and intensify in the future. Increased competition may result in price pressure, reduced gross margins and loss of market share, any of which could substantially harm our business and results of operations. Furthermore, our competitors may react to falling consumer confidence by reducing their retail prices. Such reduction and/or inventory liquidations can have a short-term adverse effect on our sales. Current and potential competitors include:

•	independent jewelry stores;

•	retail jewelry store chains, such as Tiffany & Co.;

•	online retailers that sell jewelry, such as Amazon.com;

•	department stores, chain stores and mass retailers, such as Nordstrom and Neiman Marcus;

•	online auction sites, such as eBay;

•	catalog and television shopping retailers, such as Home Shopping Network and QVC;

•	discount superstores and wholesale clubs, such as Wal-Mart and Costco Wholesale; and

•	Internet shopping clubs, such as Gilt Groupe and Rue La La.

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

Some of our competitors seeking to establish an online presence may be able to devote substantially more resources to website systems development and exert more leverage over the supply chain for diamonds and fine jewelry than we can. In addition, larger, more established and better capitalized entities may acquire, invest or partner with traditional and online competitors as use of the Internet and other online services increases. Our online competitors may duplicate many of the products, services and content we offer, which could harm our business and results of operations.

We rely on our suppliers, third-party carriers and third-party jewelers as part of our fulfillment process, and these third parties may fail to adequately serve our customers.

We significantly rely on our suppliers to promptly ship us diamonds ordered by our customers. Any failure by our suppliers to sell and ship such products to us in a timely manner will have an adverse effect on our ability to fulfill customer orders and harm our business and results of operations. Our suppliers, in turn, rely on third-party carriers to ship diamonds to us, and in some cases, directly to our customers. We also rely on a limited number of third-party carriers to deliver inventory to us and product shipments to our customers. We and our suppliers are therefore subject to the risks, including employee strikes, inclement weather, power outages, national disasters, rising fuel costs and other financial constraints associated with such carriers’ abilities to provide delivery services to meet our and our suppliers’ shipping needs. In addition, for some customer orders we rely on third-party jewelers to assemble and ship the product. Our suppliers’, third-party carriers’ or third-party jewelers’ failure to deliver high-quality products to us or our customers in a timely manner or to otherwise adequately serve our customers would damage our reputation and brand and substantially harm our business and results of operations.

If our fulfillment operations are interrupted for any significant period of time, our business and results of operations would be substantially harmed.

Our success depends on our ability to successfully receive and fulfill orders and to promptly and securely deliver our products to our customers. Most of our inventory management, jewelry assembly, packaging, labeling and product return processes are performed in a single fulfillment center located in the United States. We also have a fulfillment facility located in Ireland. These facilities are susceptible to damage or interruption from human error, fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, break-ins, earthquake and similar events. Our business interruption insurance may be insufficient to compensate us for losses that may occur in the event operations at our fulfillment centers are interrupted. Any interruptions in our fulfillment center operations for any significant period of time could damage our reputation and brand and substantially harm our business and results of operations.

We rely on the services of our small, specialized workforce and key personnel, many of whom would be difficult to replace.

We rely upon the continued service and performance of key technical, fulfillment and senior management personnel. If we lose any of these personnel, our business could suffer. Competition for qualified personnel in our industry is intense. We believe that our future success will depend on our continued ability to attract, hire and retain key employees. Other than for our Executive Chairman, we do not have “key person” life insurance policies covering any of our employees. In addition, illness, severe adverse weather conditions or natural disasters could impede our ability to service our customers.

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

Our systems are vulnerable to cyber attacks.

Our technology systems are vulnerable to cyber attacks including computer viruses, malware, denial of service attacks, physical or electronic break-ins, heavy spidering or bot activity, hackers who could encode our encryption secrets and similar disruptions. Such disruptions could lead to interruptions, delays, loss of critical data, the inability to fulfill customer orders or the unauthorized disclosure of confidential company and/or customer data which could substantially harm our business and results of operations.

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

Our net sales consist exclusively of diamonds and fine jewelry, and demand for these products could decline.

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

In recent years, increased attention has been focused on “conflict” diamonds, which are diamonds extracted from war-torn regions in Africa and sold by rebel forces to fund insurrection. Diamonds are, in some cases, also believed to be used to fund terrorist activities in some regions. We support the Kimberley Process, an international initiative intended to ensure diamonds are not illegally traded to fund conflict. As part of this initiative, we require our diamond suppliers to sign a statement acknowledging compliance with the Kimberley Process, and invoices received for diamonds purchased by us must include a certification from the vendor that the diamonds are conflict free. In addition, we prohibit the use of our business or services for money laundering or terrorist financing in accordance with the USA Patriot Act. Through these and other efforts, we believe that the suppliers from whom we purchase our diamonds exclude conflict diamonds from their inventories. However, we cannot independently determine whether any diamond we offer was extracted from these regions. Current efforts to increase consumer awareness of this issue and encourage legislative response could adversely affect consumer demand for diamonds. Consumer confidence is dependent, in part, on the certification of our diamonds by independent laboratories. A decline in the quality of the certifications provided by these laboratories could adversely impact demand for our products. Additionally, a decline in consumer confidence in the credibility of independent diamond grading certifications could adversely impact demand for our diamond products.

Our fine jewelry offerings must reflect the tastes and preferences of a wide range of consumers whose preferences may change regularly. Our strategy has been to offer primarily what we consider to be classic styles of fine jewelry, but there can be no assurance that these styles will continue to be popular with consumers in the future. If the styles we offer become less popular with consumers and we are not able to adjust our product offerings in a timely manner, our net sales may decline or fail to meet expected levels.

System interruptions that impair customer access to our websites would damage our reputation and brand and substantially harm our business and results of operations.

The satisfactory performance, reliability and availability of our websites, transaction processing systems and network infrastructure are critical to our reputation, our ability to attract and retain customers, and to maintain adequate customer service levels. Any future systems interruptions, downtime or technical difficulties that result in the unavailability of our websites or reduced order fulfillment performance could result in negative publicity, damage our reputation and brand, and cause our business and results of operations to suffer. We may be susceptible to such disruptions in the future. We may also experience temporary system interruptions for a variety of other reasons in the future, including power failures, failures of Internet service and telecommunication providers, software or human errors, or an overwhelming number of visitors trying to reach our websites during periods of strong seasonal demand or promotions. Because we are dependent in part on third parties for the implementation and maintenance of certain aspects of our systems and because some of the causes of system interruptions may be outside of our control, we may not be able to remedy such interruptions in a timely manner, or at all.

We may be unsuccessful in further expanding our operations internationally.

For the year ended January 3, 2010, international net sales represented more than 10% of our total annual net sales. In 2008 and 2009, we increased our product offerings and marketing and sales efforts throughout Europe, Canada and the Asia-Pacific region, and anticipate continuing to expand our international sales and operations in the future either by expanding local versions of our website for foreign markets or through acquisitions or alliances with third parties. Any international expansion plans we choose to undertake will increase the complexity of our business, require attention from management and other personnel and cause additional strain on our operations, technology systems, financial resources, and our internal financial control and reporting functions. Further, our expansion efforts may be unsuccessful. We have limited experience selling our products in international markets and in conforming to the local cultures, standards or policies necessary to successfully compete in those markets. We cannot be certain that we will be able to expand our global presence if we choose to further expand internationally. In addition, we may have to compete with retailers that have more experience with local markets. Our ability to expand and succeed internationally may also be limited by the demand for our products, the ability to successfully transact in foreign currencies, the ability of our brand to resonate with consumers globally and the adoption of electronic commerce in these markets. Different privacy, censorship and liability standards and regulations, and different intellectual property laws in foreign countries may prohibit expansion into such markets or cause our business and results of operations to suffer.

Our current and future international operations may also fail to succeed due to other risks inherent in foreign operations, including:

•	the need to develop new supplier and jeweler relationships;

•	international regulatory requirements, tariffs and duties;

•	difficulties in staffing and managing foreign operations;

•	longer payment cycles from credit card companies;

•	greater difficulty in accounts receivable collection;

•	our reliance on third-party carriers for product shipments to our customers;

•	risk of theft of our products during shipment;

•	limited shipping and insurance options for us and our customers;

•	potential adverse tax consequences;

•	foreign currency exchange risk;

•	lack of infrastructure to adequately conduct electronic commerce transactions or fulfillment operations;

•	unclear foreign intellectual property protection laws;

•	laws and regulations related to corporate governance and employee/employer relationships;

•	price controls or other restrictions on foreign currency;

•	difficulties in obtaining export, import or other business licensing requirements;

•	increased payment risk and greater difficulty addressing credit card fraud;

•	consumer and data protection laws;

•	lower levels of adoption or use of the Internet;

•	geopolitical events, including war and terrorism; and

•	the need to conduct business in foreign languages on both the website and in our customer service calls.

Our failure to successfully expand and manage our international operations may cause our business and results of operations to suffer.

In order to increase net sales and to sustain or increase profitability, we must attract customers in a cost-effective manner.

Our success depends on our ability to attract customers in a cost-effective manner. We have relationships with providers of online services, search engines, directories and other websites and e-commerce businesses to provide content, advertising banners and other links that direct customers to our websites. We rely on these relationships as significant sources of traffic to our websites. Our agreements with these providers generally have terms of one year or less. If we are unable to develop or maintain these relationships on acceptable terms, our ability to attract new customers would be harmed. In addition, many of the parties with whom we have online-advertising arrangements could provide advertising services to other companies, including retailers with whom we compete. As competition for online advertising has increased, the cost for these services has also increased. A significant increase in the cost of the marketing vehicles upon which we rely could adversely impact our ability to attract customers in a cost-effective manner and harm our business and results of operations.

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

Our stock price has been volatile historically, and may continue to be volatile. Further, the sale of our common stock by significant stockholders may cause the price of our common stock to decrease.

The trading price of our common stock has been and may continue to be subject to wide fluctuations. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements by us or our competitors, announcements relating to strategic decisions, announcements related to key personnel, service disruptions, changes in financial estimates and recommendations by security analysts, the operating and stock price performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets or general economic conditions.

In addition, several of our stockholders own significant portions of our common stock. If these stockholders were to sell all or a portion of their holdings of our common stock, the market price of our common stock could be negatively impacted. The effect of such sales, or of significant portions of our stock being offered or made available for sale, could result in strong downward pressure on our stock price. Investors should be aware that they could experience significant short-term volatility in our stock if such stockholders decide to sell all or a portion of their holdings of our common stock at once or within a short period of time.

Repurchases of our common stock may not prove to be the best use of our cash resources.

We have and plan to continue to opportunistically repurchase shares of our common stock. Since the inception of our share repurchase program in the first quarter of 2005 through January 3, 2010, we have repurchased 4.4 million shares for a total of $161.2 million. In February 2010, our board of directors authorized the repurchase of up to $100 million of our common stock during the subsequent 24-month period. These repurchases and any repurchases we may make in the future may not prove to be at optimal prices and our use of cash for the stock repurchase program may not prove to be the best use of our cash resources and may adversely impact our future liquidity.

We have foreign exchange risk.

The results of operations of Blue Nile Jewellery, Ltd., our Ireland subsidiary, are exposed to foreign exchange rate fluctuations. Upon translation from foreign currency into U.S. dollars, operating results may differ materially from expectations, and we may record significant gains or losses.

In March 2009, we expanded the capabilities of our websites from allowing customers to purchase our products in two foreign currencies to allowing purchases in 24 foreign currencies. This expansion increases our exposure to foreign exchange rate fluctuations and we may record significant gains or losses as a result of such fluctuations.

Our cash, cash equivalents and short-term investments are subject to a risk of loss based upon the solvency of the financial institutions in which they are maintained.

We maintain the majority of our cash, cash equivalents and short-term investments in accounts with major financial institutions within and outside the United States, in the form of demand deposits, money market accounts, time deposits, U.S. Treasury Bills and other short-term investments. Deposits in these institutions may exceed the amounts of insurance provided, or deposits may not at all be covered by insurance. If any of these institutions becomes insolvent, it could substantially harm our financial condition and we may lose some, or all, of such deposits.

Failure to adequately protect or enforce our intellectual property rights could substantially harm our business and results of operations.

We rely on a combination of patent, trademark, trade secret and copyright law, and contractual restrictions to protect our intellectual property. These afford only limited protection. Despite our efforts to protect and enforce our proprietary rights, unauthorized parties have attempted, and may in the future attempt, to copy aspects of our website features, compilation and functionality or to obtain and use information that we consider as proprietary, such as the technology used to operate our websites, our content and our trademarks. We have registered “Blue Nile,” “bluenile.com,” the BN logo, the Blue Nile BN stylized logo and “Build Your Own Ring” as trademarks in the United States and in certain other countries. Our competitors have, and other competitors may, adopt service names similar to ours, thereby impeding our ability to build brand identity and possibly leading to consumer confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of the term Blue Nile or our other trademarks. Any claims or consumer confusion related to our trademarks could damage our reputation and brand and substantially harm our business and results of operations.

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

Purchasers of diamonds and fine jewelry may not choose to shop online, which would prevent us from growing our business.

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

If use of the Internet, particularly with respect to online commerce, does not continue to increase as rapidly as we anticipate, our business and results of operations will be harmed.

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

Under current credit card practices, we are liable for fraudulent credit card transactions because we do not obtain a cardholder’s signature. We do not currently carry insurance against this risk. To date, we have experienced minimal losses from credit card fraud, but we face the risk of significant losses from this type of fraud as our net sales increase and as we expand internationally. Our failure to adequately control fraudulent credit card transactions could damage our reputation and brand and substantially harm our business and results of operations. Additionally, for certain payment transactions, including credit and debit cards, we pay interchange and other fees. These fees may increase over time, which would raise our operating costs and lower our operating margins.

We rely on our relationship with a third-party consumer credit company to offer financing for the purchase of our products.

The purchase of the diamond and fine jewelry products we sell is a substantial expense for many of our customers. We currently rely on our relationship with a consumer finance company to provide financing to our customers. If we are unable to maintain this or other similar arrangements, we may not be able to offer financing alternatives to our customers, which may reduce demand for our products and substantially harm our business and results of operations.

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

We are subject to income, payroll, duties and other business taxes in both the United States and foreign jurisdictions. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Our determination of our tax liability is always subject to review by applicable taxing authorities. Any adverse outcome of such a review could have a negative effect on our operating results and financial condition. Although we believe our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made. In addition, the imposition of additional tax obligations on our business by state and local governments could create significant administrative burdens for us, decrease our future sales, and harm our cash flow and operating results.

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

As a public reporting company, we are required to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, including expanded disclosures and accelerated reporting requirements and more complex accounting rules. Compliance with these and other new requirements may increase our costs and require additional management time and resources. We may need to implement additional finance and accounting systems, procedures and controls to satisfy new reporting requirements. If our internal control over financial reporting is determined to be ineffective, investors could lose confidence in the reliability of our internal control over financial reporting, which could adversely affect our stock price.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of January 3, 2010, our operational facilities consisted of three separate locations: a corporate headquarters and fulfillment center located in Seattle, Washington and a fulfillment center located in Dublin, Ireland. Our corporate headquarters consists of approximately 24,000 square feet of office space and is subject to a sub-lease that expires in April 2011. Our U.S. fulfillment center consists of approximately 27,000 square feet of warehouse space and is subject to a lease that expires in October 2011. Our Ireland fulfillment center consists of approximately 10,000 square feet of combined office and warehouse space and is subject to a lease expiring in December 2011. Certain of the leases include renewal provisions at our option. We believe that the facilities housing our corporate headquarters and our fulfillment centers will be adequate to meet our current requirements for our operations and that suitable additional or substitute space will be available as needed.

Item 3.	Legal Proceedings

See discussion of legal proceedings in Note 4 to the consolidated financial statements included in Item 8 of this Report.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter ended January 3, 2010.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Dividend Policy

Our Common Stock is quoted on The NASDAQ Stock Market LLC under the symbol “NILE.” On February 19, 2010 we had approximately 41 stockholders based on the number of record holders.

The following table sets forth the high and low sales prices of our common stock for fiscal years 2009 and 2008. The quotations are as reported in published financial sources.

	High	Low

Fiscal year 2009:
First Quarter	$36.61	$18.34
Second Quarter	$51.23	$32.03
Third Quarter	$63.00	$36.00
Fourth Quarter	$67.16	$55.03
Fiscal year 2008:
First Quarter	$70.80	$38.35
Second Quarter	$55.95	$41.73
Third Quarter	$52.50	$33.76
Fourth Quarter	$44.98	$20.09

We have not paid any cash dividends on our common stock since inception, and it is not anticipated that cash dividends will be paid on shares of our common stock in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors.

Performance Measurement Comparison(1)

The following graph compares the total cumulative stockholder return on the Company’s common stock with the total cumulative return of the Nasdaq Market Index and the RDG Internet Composite Index for the five-year period ending on January 3, 2010, our 2009 fiscal year end. Historical stock price performance should not be relied upon as an indication of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN(2)
Among Blue Nile, Inc., The NASDAQ Composite Index
And The RDG Internet Composite Index

PLOT POINT TO COME

(1)	This Section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any of our filings under the 1933 Act or the 1934 Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

(2)	Assumes $100 was invested on January 2, 2005 at the closing price on this day, in Blue Nile’s common stock and each index, and all dividends have been reinvested. No cash dividends have been declared on Blue Nile’s common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Item 6.	Selected Consolidated Financial Data

The table below shows selected consolidated financial data for each of our fiscal years ended January 3, 2010, January 4, 2009, December 30, 2007, December 31, 2006, and January 1, 2006. The consolidated statements of operations data and the additional operating data for each of the fiscal years ended January 3, 2010, January 4, 2009, and December 30, 2007 and the consolidated balance sheets as of January 3, 2010 and January 4, 2009 are derived from our audited consolidated financial statements included elsewhere in this report. The consolidated statements of operations for the fiscal years ended December 31, 2006 and January 1, 2006 and the consolidated balance sheet data as of December 30, 2007, December 31, 2006 and January 1, 2006, are derived from audited consolidated financial statements not included in this report.

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

BLUE NILE, INC.

SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	January 3,	January 4,	December 30,	December 31,	January 1,
	2010	2009(2)	2007	2006	2006
	(In thousands, except per share data)

Consolidated Statements of Operations Data:
Net sales	$302,134	$295,329	$319,264	$251,587	$203,169
Gross profit	65,344	59,996	65,204	50,853	45,042
Selling, general and administrative expenses	45,997	44,005	42,792	34,296	26,993

Operating income	19,347	15,991	22,412	16,557	18,049
Income before income taxes	19,678	17,856	26,587	19,980	20,553
Income tax expense	6,878	6,226	9,128	6,916	7,400

Net income	$12,800	$11,630	$17,459	$13,064	$13,153

Basic net income per share	$0.88	$0.78	$1.10	$0.79	$0.75
Diluted net income per share	$0.84	$0.75	$1.04	$0.76	$0.71
Shares used in computing basic net income per share	14,534	14,925	15,919	16,563	17,550
Shares used in computing diluted net income per share	15,216	15,505	16,814	17,278	18,597
Additional Operating Data:
Net cash provided by (used in) operating activities	$39,018	$(2,927)	$41,455	$40,518	$31,272
Gross profit margin	21.6%	20.3%	20.4%	20.2%	22.2%
Selling, general and administrative expenses as a percentage of net sales	15.2%	14.9%	13.4%	13.6%	13.3%

	As of	As of	As of	As of	As of
	January 3,	January 4,	December 30,	December 31,	January 1,
	2010	2009(2)	2007	2006	2006
	(In thousands)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$78,149	$54,451	$122,793	$78,540	$71,921
Marketable securities	—	—	—	19,767	42,748
Short-term investments	15,000	—	—	—	—
Accounts receivable	1,835	1,709	3,576	1,640	1,877
Inventories	19,434	18,834	20,906	14,616	11,764
Accounts payable	76,128	62,291	85,866	66,625	50,157
Working capital(1)	29,662	7,589	53,455	41,881	76,869
Total assets	130,415	89,665	160,586	122,106	138,005
Total long-term obligations	964	1,213	1,418	666	863
Total stockholders’ equity	43,269	19,308	63,477	47,303	81,515

(1)	Working capital consists of total current assets, including cash, cash equivalents and short-term investments, less total current liabilities.

(2)	Fiscal year 2008 consists of 53 weeks, which is one week longer than the other fiscal years presented.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Management Overview

About Blue Nile

Incorporated in 1999, we are the leading online retailer of diamonds and fine jewelry that offers an exceptional customer experience, including substantial education, guidance, selection, customization capability, convenience and value. We believe we have successfully built Blue Nile into a premium brand.

Our long-term financial focus is primarily on sustainable growth in free cash flow 1. Non-GAAP free cash flow is primarily driven by increasing our operating income and efficiently managing working capital and capital expenditures. Increases in operating income primarily result from increases in sales through our websites, improvements in operating margins and the efficient management of operating costs, offset by the investments that we make in longer-term strategic initiatives.

We have an obsessive focus on the customer. We design our websites to offer easy to understand, step-by-step guides to visualizing, evaluating, selecting and purchasing diamonds and fine jewelry. Our customer support centers are staffed with non-commissioned product experts who offer advice and guidance to customers. We continue to invest in optimizing our fulfillment operations to ensure that our customized products can be delivered as soon as one business day, but generally within three business days of order.

Customer feedback and customer satisfaction ratings are among the key non-financial measures we review. We believe that maintaining high overall customer satisfaction is critical to our ongoing efforts to elevate the Blue Nile brand and to increase our net sales and net income. We actively solicit customer feedback on our website functionality as well as on the entire purchase experience. To maintain a high level of performance by our diamond and jewelry consultants, we also undertake an ongoing customer feedback process.

Differentiating Factors and Value Proposition

We have built an innovative business model that delivers exceptional value and service to customers. We have developed relationships with a large number of independent vendors with whom we have exclusive agreements as an online retailer. Our unique inventory model allows us to offer our customers access to a large selection of high quality diamonds. In most cases, we purchase diamonds from our suppliers only when a customer has ordered them from us. As a result, we do not incur the significant costs typically associated with carrying high levels of diamond inventory as in physical retail. Our efficient operating model also provides for negative working capital benefits. Payments are received from customers within a few days of their orders, but our vendor payment terms are typically in the 60-90 day range.

As an online retailer, we also do not incur most of the operating costs associated with physical retail stores, including occupancy costs and related overhead. As a result, while our gross profit margins are lower than those typically maintained by traditional diamond and fine jewelry retailers, we are able to realize relatively higher operating income as a percentage of net sales. In the year ended January 3, 2010, we had a 21.6% gross profit margin, as compared to what we believe to be gross profit margins of up to 50% or more by some traditional retailers. Our lower gross profit margins result from lower retail prices that we offer to our

1 Blue Nile defines free cash flow, a non-GAAP financial measure, as net cash provided by (used in) operating activities less cash outflows for purchases of fixed assets, including internal use software and website development.

customers. We believe that these lower prices, in turn, will result in increasing our market share in the luxury jewelry retail space.

Diamonds represent the most significant component of our product offerings. World diamond prices began to decline in the fourth quarter of 2008 and continued to decline throughout the first quarter of 2009. Prices stabilized in the second quarter of 2009, remained relatively stable throughout the remainder of 2009, and continued to be lower on a year-over-year basis. We believe our “just in time” inventory model allows us to adjust our retail prices more quickly than traditional retailers that maintain larger physical inventories. As a result, we believe we are at a greater competitive advantage when diamond prices decline because our business model allows us to pass on lower prices more quickly than physical jewelry retailers. We believe our online model, our consumer value proposition and a focus on the customer experience have led Blue Nile to overall market share gains.

Seasonality

We generally experience seasonal fluctuations in demand for our products. Our quarterly sales are impacted by various gift giving holidays including Valentine’s Day (first quarter), Mother’s Day (second quarter) and Christmas (fourth quarter). As a result, our quarterly revenue is typically lowest in the third quarter (as a result of the lack of recognized gift giving holidays) and highest in the fourth quarter.

Future Growth Opportunities

A customer’s first purchase from Blue Nile is often an engagement ring. Our goal is to provide an unrivaled customer experience such that we become our customers’ jeweler for life. We have continued to expand our product lines to include non-engagement diamond jewelry as well as other products such as pearls, gemstones and various silver, gold and platinum offerings and watches. Our satisfied customers are also an important source of referrals that we believe will help drive future growth.

We intend to selectively pursue opportunities in international markets in which we can leverage our existing infrastructure and compelling value proposition. In 2008, we expanded our website offerings to include shipment to over 40 countries and territories throughout the world and in 2009, we expanded the capabilities of our websites from allowing customers to purchase our products in two foreign currencies to allowing purchases in 24 foreign currencies. We believe that offering local currencies makes it easier for our international customers to recognize the value in our product offerings and improve their shopping experience. We will prioritize and pursue future international opportunities based on a number of factors, including, but not limited to, each market’s consumer spending on jewelry, adoption rate of online purchasing and overall competitive landscape.

In September 2009, we launched our new bluenile.com website with a new look and feel, improved shopping tools, highly advanced diamond search capabilities and enhanced product images. Our website is the foundation of our business and these improvements continue to elevate our customer experience and brand positioning, contributing to our current and future growth.

Trends

The extensive weakening of the U.S. and global economies that began in 2008 continued in 2009. Macroeconomic conditions continued to be weak in the first half of 2009, then improved in the second half of the year; however, these conditions continue to have a significant impact on consumer spending, including the sale of luxury products such as diamonds and fine jewelry. In the U.S., the contraction in retail jewelry capacity that started in 2008 continued in 2009. Our low-cost business model provided us the flexibility to operate profitably throughout the difficult consumer environment while the industry as a whole has struggled. We believe that our broad selection, focus on exceptional service and the value that we offer to consumers led to an increase in market share, as demonstrated by our sales and earnings growth in fiscal year 2009.

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

Revenue Recognition

We recognize revenue and the related gross profit on the date on which ownership passes from Blue Nile to our customers. For customers in the U.S., Canada and the E.U., this is at the time the package is received by the customer. For other customers, ownership passes at the time the product is shipped. As we require customer payment prior to order shipment, any payments received prior to the transfer of ownership are not recorded as revenue. For U.S., Canadian and E.U. shipments, we utilize our freight vendors’ tracking information to determine when delivery has occurred, which is typically within one to three days after shipment. We reduce revenue by a provision for returns, which is based on our historical product return rates and current economic conditions. Our contracts with our suppliers generally allow us to return diamonds purchased and returned by our customers.

Stock-based Compensation

We account for stock-based compensation in accordance with the fair value recognition provisions of Accounting Standards Codification (ASC) Topic 718 “Stock Compensation.” We use the Black-Scholes-Merton option valuation model, which requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected term”) and the estimated volatility of our common stock price over the expected term (“expected volatility”). Changes in these assumptions can materially affect the estimate of the fair value of employee stock options and consequently, the related amount of stock-based compensation expense recognized in the consolidated statements of operations.

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

	Increase	Decrease

Expected term(1)	5.5%	(6.0)%
Expected volatility(1)	7.6%	(7.8)%

(1)	Sensitivity to change in assumptions was determined using the Black-Scholes-Merton valuation model compared to the following original assumptions: stock price and exercise price equal to the closing market price of Blue Nile, Inc. common stock on December 31, 2009, expected term of 4.0 years, expected volatility of 55.12%, expected dividend yield of 0.0% and a risk-free interest rate of 1.37%.

In addition, we are required to estimate the expected forfeiture rate and only recognize stock-based compensation expense for grants that are expected to vest. We estimate the forfeiture rate based on historical experience. To the extent our actual forfeiture rate is different from our estimate, stock-based compensation expense is adjusted accordingly.

Results of Operations

The following table presents our historical operating results for the periods indicated as a percentage of net sales:

	Year Ended	Year Ended	Year Ended
	January 3,	January 4,	December 30,
	2010	2009	2007

Net sales	100.0%	100.0%	100.0%

Gross profit	21.6	20.3	20.4
Selling, general and administrative expenses	15.2	14.9	13.4

Operating income	6.4	5.4	7.0

Other income, net	0.1	0.6	1.3

Income before income taxes	6.5	6.0	8.3

Income tax expense	2.3	2.1	2.8

Net income	4.2%	3.9%	5.5%

The following describes certain line items set forth in our consolidated statements of operations:

Net Sales.  Substantially all of our net sales consist of diamonds and fine jewelry sold via the Internet, net of estimated returns. Historically, net sales have been higher in the fourth quarter as a result of higher consumer spending during the holiday season. We expect this seasonal trend to continue in the foreseeable future.

Gross Profit.  Our gross profit consists of net sales less the cost of sales. Our cost of sales includes the cost of merchandise sold to customers, inbound and outbound shipping costs, depreciation on assembly-related assets, insurance on shipments and the costs incurred to set diamonds into ring, earring and pendant settings, including labor and related facilities costs. Our gross profit has fluctuated historically and we expect it to continue to fluctuate based primarily on our product acquisition costs, product mix and pricing decisions.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses consist primarily of payroll and related benefit costs for our employees, stock-based compensation, marketing costs and credit card fees. These expenses also include certain facility-related costs, and fulfillment, customer service, technology and depreciation expenses, as well as professional fees and other general corporate expenses.

Fiscal Year.  The Company’s fiscal year generally ends on the Sunday closest to December 31. Each fiscal year consists of four 13-week quarters, with one extra week added in the fourth quarter every five to six years. Our fiscal year 2008 included one extra week in the fourth quarter, or 53 weeks for the fiscal year, as a result of our 4-4-5 retail reporting calendar.

The following table presents our historical operating results, including a comparison of the financial results for the periods indicated (dollars in thousands, except per share data):

				Comparison of		Comparison of
				Year Ended		Year Ended
				January 3, 2010 to		January 4, 2009 to
	Year Ended	Year Ended	Year Ended	Year Ended		Year Ended
	January 3,	January 4,	December 30,	January 4, 2009		December 30, 2007
	2010	2009(1)	2007	$ Change	% Change	$ Change	% Change

Net sales	$302,134	$295,329	$319,264	$6,805	2.3%	$(23,935)	(7.5)%
Cost of sales	236,790	235,333	254,060	1,457	0.6%	(18,727)	(7.4)%

Gross profit	65,344	59,996	65,204	5,348	8.9%	(5,208)	(8.0)%

Selling, general and administrative expenses	45,997	44,005	42,792	1,992	4.5%	1,213	2.8%

Operating income	19,347	15,991	22,412	3,356	21.0%	(6,421)	(28.6)%
Other income, net:
Interest income, net	122	1,420	3,760	(1,298)	(91.4)%	(2,340)	(62.2)%
Other income, net	209	445	415	(236)	(53.0)%	30	7.2%

	331	1,865	4,175	(1,534)	(82.3)%	(2,310)	(55.3)%

Income before income taxes	19,678	17,856	26,587	1,822	10.2%	(8,731)	(32.8)%
Income tax expense	6,878	6,226	9,128	652	10.5%	(2,902)	(31.8)%

Net income	$12,800	$11,630	$17,459	$1,170	10.1%	$(5,829)	(33.4)%

Basic net income per share	$0.88	$0.78	$1.10	$0.10	12.8%	$(0.32)	(29.1)%

Diluted net income per share	$0.84	$0.75	$1.04	$0.09	12.0%	$(0.29)	(27.9)%

(1)	Fiscal year 2008 consists of 53 weeks, which is one week longer than the other fiscal years presented

Comparison of Year Ended January 3, 2010 to Year Ended January 4, 2009

Net Sales

Net sales increased 2.3% in the year ended January 3, 2010, compared with the year ended January 4, 2009. Excluding the additional week of sales included in 2008, net sales would have increased 3.3% in 2009 when compared to the prior year. The increase in net sales was due to an increase in the average retail value per order shipped, partially offset by a decrease in the number of orders shipped to customers. Year over year sales trends improved each quarter of the year culminating with strong performance in the fourth quarter of 2009, which had 20.0% sales growth. Net sales in the U.S. increased by 0.5% to $268.9 million in 2009 compared with $267.6 million in the prior year. International sales increased 19.9% to $33.2 million for the year ended January 3, 2010, compared to $27.7 million for the year ended January 4, 2009.

Our core bridal jewelry category experienced sales trends consistent with the overall business. Sales of our non-engagement jewelry, which is more discretionary, were more impacted by the pullback in consumer spending and were weak in the first half of 2009. Our non-engagement jewelry sales began to improve in the third quarter and strengthened considerably in the fourth quarter holiday season.

International sales contributed significantly to the overall increase in net sales in 2009, representing 1.9% of the 2.3% sales growth. In 2009, we enhanced our websites, expanding our customers’ ability to shop and transact in 22 additional foreign currencies. We believe this expansion, increased marketing efforts and expanded brand awareness contributed to the increase in our international sales in 2009 compared to 2008. Internally, we also monitor our international sales performance on a non-GAAP basis which eliminates the positive or negative effects that result from translating international sales into U.S. dollars (“constant exchange rate basis”). International sales growth was negatively impacted approximately 7.5% due to changes in foreign exchange rates in 2009 compared to the rates in effect during 2008. Excluding the impact of changes in foreign exchange rates, international sales increased 27.4% in the year ended January 3, 2010.

Gross Profit

Gross profit increased $5.3 million or 8.9% in the year ended January 3, 2010 compared to the year ended January 4, 2009, primarily due to the $6.8 million increase in net sales. Gross profit as a percentage of net sales increased by 130 basis points to 21.6% in the year ended January 3, 2010 compared to 20.3% in the year ended January 4, 2009. The increase in gross profit as a percentage of sales is attributable to the continued emphasis on cost optimization related to product sourcing and product sales mix.

Costs for our jewelry products are impacted by prices for diamonds and precious metals, including gold, platinum and silver, which rise and fall based upon global supply and demand dynamics. In making retail pricing decisions, we take into account fluctuations in the pricing of diamonds and precious metals, which in turn, affect the gross margin that we realize from such products. While prices for diamonds and precious metals will continue to fluctuate based upon global supply and demand dynamics, we cannot adequately predict the amount and timing of any such fluctuations. We expect that gross profit will fluctuate in the future based on changes in product acquisition costs, particularly diamond prices, product mix and pricing decisions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 4.5% to $46.0 million in the year ended January 3, 2010 compared to $44.0 million in the year ended January 3, 2009 due to several factors. Incentive compensation was approximately $1.3 million compared to zero in the prior year. A $0.4 million increase in payroll and related expenses was attributable to technology projects in support of business growth and key initiatives, as well as general staffing levels. Depreciation expense related to additional capitalized assets added approximately $0.5 million to expenses. Credit card processing fees increased $0.3 million due to higher sales volumes. Stock-based compensation expense increased approximately $0.2 million primarily due to lower expenses in the prior year related to forfeited options of former employees. These increases were offset by a $0.6 million decrease in marketing and advertising costs primarily related to decreased spending in online marketing vehicles and a $0.6 million decrease in legal expenses due to lower spending on intellectual property and other corporate matters. As a percentage of net sales, selling, general and administrative expenses were 15.2% and 14.9% for the years ended January 3, 2010 and January 4, 2009, respectively.

Other Income, Net

The decrease in interest income for the year ended January 3, 2010 as compared with the year ended January 4, 2009 was due to lower interest rates.

Income Taxes

The effective income tax rate for the year ended January 3, 2010 was 35.0% as compared to 34.9% for the year ended January 4, 2009.

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

Our 2008 sales were also impacted by rising prices for diamonds. We purchase diamonds on a “just in time” basis from our suppliers when a customer places an order for a specific diamond. As diamond pricing in the overall market rises and falls, we generally adjust our retail prices to take these price changes into account. This results in us passing along price increases or decreases to customers more quickly than traditional retailers that maintain larger inventories. As a result, our sales can be impacted negatively in a rapidly rising price environment for diamonds. World diamond prices increased throughout much of 2008, but started to decline late in the fourth quarter.

International sales were $27.7 million for the year ended January 4, 2009, comprising 9.4% of 2008 sales, compared to $17.0 million for the year ended December 30, 2007, comprising 5.3% of 2007 sales. In 2008, we began offering our products for sale through our websites to over 35 new countries and territories throughout the world. This expanded offering primarily contributed to the increase in our international sales in 2008 compared to 2007. Although international sales increased in 2008, in the fourth quarter we experienced sales declines, which we believe were the results of the strengthening of the U.S. dollar combined with global economic weakness. On a constant exchange rate basis, international sales increased in the fourth quarter of 2008.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 2.8% to $44.0 million in the year ended January 4, 2009 compared to $42.8 million in the year ended December 30, 2007 due to several factors. Stock-based compensation expense increased approximately $1.3 million due to the number of options granted and the fair value of these stock options expensed during the year partially offset by forfeited options of former employees. Legal costs increased approximately $0.6 million related to intellectual property and corporate matters. Marketing and advertising costs increased approximately $0.3 million, driven by spending in online marketing vehicles, such as search, affiliate channels, online portals and other marketing initiatives to drive higher sales volumes. Depreciation expense added approximately $0.2 million to expenses, primarily due to the expansion of our U.S. fulfillment facility and the addition of our Ireland fulfillment center in 2007. These increases were partially offset by a $0.9 million decrease in payroll and related costs due primarily to no management incentive pay in 2008. Credit card processing fees decreased $0.2 million due to lower sales volumes. As a percentage of net sales, selling, general and administrative expenses were 14.9% and 13.4% for the years ended January 4, 2009 and December 30, 2007, respectively.

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

Recessionary economic cycles, investment and credit market conditions, unemployment levels and other economic factors impact consumer spending patterns. The extensive weakening of the U.S. and global economies that began in 2008 continued in the first half of 2009 and had a significant impact on consumer spending, including the sale of luxury products such as diamonds and fine jewelry. Macroeconomic conditions have improved beginning in the second half of 2009, however, we believe our revenue, cash flow from operations and net income would be impacted if conditions were to significantly deteriorate.

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

As of January 3, 2010, working capital totaled $29.7 million, consisting of cash, cash equivalents and short-term investments of $93.1 million, inventory of $19.4 million and other current assets totaling approximately $3.3 million, offset by accounts payable of $76.1 million and other current liabilities totaling approximately $10.1 million. Due to the seasonal nature of our business, cash and cash equivalents, short-term investments, inventory and accounts payable are generally higher in the fourth quarter, resulting in fluctuations in our working capital.

Net cash provided by operating activities was $39.0 million in the year ended January 3, 2010 compared to net cash used in operating activities of $2.9 million in the year ended January 4, 2009 and net cash provided by operating activities of $41.5 million in the year ended December 30, 2007. The increase in cash provided by operating activities in the year ended January 3, 2010 was primarily attributable to the working capital dynamics of our model associated with the increase in sales in the fourth quarter and the resulting build up in accounts payable. Accounts payable increased $13.8 million in the year ended January 3, 2010 compared to a decrease of $23.6 million in the year ended January 4, 2009. We experience greater cash flow from operations in our fourth quarter compared to other quarters due to the significant increase in revenue from our holiday sales. In the first quarter we typically have a significant pay down of our accounts payable balance that was accumulated during the fourth quarter holiday season. Accrued liabilities also generally fluctuate in relation to sales activity. Accrued liabilities increased $3.2 million at January 3, 2010 compared to a net decrease of $3.0 million in the year ended January 4, 2009. Non-cash benefits realized upon the exercise of stock options, which represent the tax deductions in excess of stock compensation expense recorded in the financial statements, increased to $1.8 million in the year ended January 3, 2010, from $0.5 million in the year ended January 4, 2009 due to the number of options exercised and the market price of our common stock. These increases were partially offset by a decrease in working capital from inventory of $0.6 million for the year ended January 3, 2010 compared to a net increase in working capital from inventory of $2.1 million for the year ended January 4, 2009.

The decrease in cash provided by operating activities in the year ended January 4, 2009 compared to the year ended December 30, 2007 was primarily attributable to the slower than historical build up of accounts payable in the fourth quarter due to lower sales volume and, to a lesser extent, our decrease in net income of

$5.8 million. Accounts payable decreased $23.6 million in the year ended January 4, 2009 compared to an increase of $19.2 million in the year ended December 30, 2007. Similarly, accrued liabilities decreased $3.0 million compared to an increase of $2.2 million in 2007. Tax benefits realized upon the exercise of stock options decreased to $0.5 million in the year ended January 4, 2009, from $6.8 million in the year ended December 30, 2007. These decreases were partially offset by an increase in inventory balance of $2.1 million for the year ended January 4, 2009 compared to a decrease in inventory balance of $6.3 million for the year ended December 30, 2007.

Net cash of $17.3 million was used in investing activities in the year ended January 3, 2010, due to the purchase of $15.0 million in short-term investments and $2.3 million in property and equipment. Net cash of $2.0 million was used in investing activities in the year ended January 4, 2009 for the net purchase of property and equipment. Net cash provided by investing activities was $15.0 million for the year ended December 30, 2007, primarily related to the net sales of marketable securities.

Our capital needs are generally minimal and include computer hardware and software to operate our websites, capital improvements to our leased warehouse and office facilities, and furniture and equipment. Additionally, we have the ability to reduce and/or delay capital investments in challenging economic conditions without significant disruption to our business or operations. We do not anticipate significant growth in our capital expenditures for at least the next 12 months.

Net cash provided by financing activities in the year ended January 3, 2010 was $2.0 million, primarily related to the proceeds from stock option exercises.

Net cash used in financing activities in the year ended January 4, 2009 was $63.4 million, primarily related to the repurchase of our common stock. During the year ended January 4, 2009, we repurchased 1.6 million shares of our common stock for an aggregate purchase price of approximately $66.5 million. In the year ended January 3, 2010 no repurchases were made. Since the inception of our buyback programs in the first quarter of 2005 through January 3, 2010, we have repurchased 4.4 million shares for a total of $161.2 million. Shares may be repurchased from time to time in open market transactions or in negotiated transactions off the market. The timing and amount of any shares repurchased are determined by management based on our evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan. We continually assess market conditions, our cash position, operating results, current forecasts and other factors when making decisions about stock repurchases.

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

The following table summarizes our contractual obligations and the expected effect on liquidity and cash flows as of January 3, 2010 (in thousands).

		Less Than			Over 5
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	Years

Operating leases	$1,245	$474	$479	$292	$—
Financing obligation	310	59	129	122	—
Purchase obligations(1)	8,841	8,841	—	—	—
Purchase obligations(2)	344	325	19		—

	$10,740	$9,699	$627	$414	$—

(1)	Includes open merchandise purchase orders at January 3, 2010.

(2)	Includes commitments for advertising and marketing and other services at January 3, 2010.

We believe that our current cash and cash equivalent balances will be sufficient to meet our anticipated operating and capital expenditure needs for at least the next 12 months. We do not carry any long or short-

term debt. However, projections of future cash needs and cash flows are subject to many factors and to uncertainty. We continually assess our capital structure and opportunities to obtain credit facilities, sell equity or debt securities, or undertake other transactions for strategic reasons or to further strengthen our financial position. However, there can be no assurance that additional equity, debt or other financing transactions will be available in amounts or on terms acceptable to us, if at all.

Off-Balance Sheet Arrangements

At January 3, 2010, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purposes entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Impact of Inflation

The effect of inflation and changing prices on our operations was not significant during the periods presented.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to financial market risk that results primarily from fluctuations in interest rates. We maintain the majority of our cash, cash equivalents and short-term investments in accounts with major financial institutions within and outside the United States, in the form of demand deposits, money market accounts, time deposits, U.S. Treasury Bills and other short-term investments. Deposits in these institutions may exceed the amounts of insurance provided, or deposits may not at all be covered by insurance. To date, we have not experienced any losses on our deposits of cash, cash equivalents and short-term investments.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in short-term, high quality, interest bearing securities. To minimize our exposure to an adverse shift in interest rates, we invest in short-term securities and maintain an average maturity of one year or less. If interest rates had averaged 100 basis points higher than they did in the year ended January 3, 2010, interest income for the year would have increased approximately 319%, or $0.5 million. If interest rates had averaged 100 basis points higher than they did in the year ended January 4, 2009, interest income for the year would have increased approximately 30%, or $0.4 million.

Foreign Currency Exchange Risk

The majority of our revenue, expense and capital expenditures are transacted in U.S. dollars. Commencing in March 2009, we expanded the capabilities of our websites from allowing customers to purchase our products in two foreign currencies to allowing purchases in 24 foreign currencies. This expansion increases our exposure to foreign exchange rate fluctuations and to foreign currency exchange risk from the transaction date to when the cash is ultimately converted to U.S. dollars. Because the majority of foreign currency transactions are through third party credit cards that settle within three to four business days, the impact of foreign currency exchange was not material to our results of operations for the fiscal years ended January 3, 2010 and January 4, 2009.

The functional currency of Jewellery, our Irish subsidiary, is the Euro. Assets and liabilities of Jewellery are translated into U.S. dollars at the exchange rate prevailing at the end of the period. Income and expenses are translated into U.S. dollars at an average exchange rate during the period. Foreign currency gains and losses from the translation of Jewellery’s balance sheet and income statement are included in other comprehensive income.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Blue Nile, Inc.
Seattle, Washington

We have audited the accompanying consolidated balance sheets of Blue Nile, Inc. and subsidiaries (the “Company”) as of January 3, 2010 and January 4, 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended January 3, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Blue Nile, Inc. and subsidiaries as of January 3, 2010 and January 4, 2009, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 3, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 3, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2010, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Seattle, Washington
February 25, 2010

BLUE NILE, INC.

Consolidated Balance Sheets
(In thousands, except par value)

	January 3,	January 4,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$78,149	$54,451
Short-term investments	15,000	—
Trade accounts receivable	1,594	984
Other accounts receivable	241	725
Inventories	19,434	18,834
Deferred income taxes	449	670
Prepaids and other current assets	977	1,069

Total current assets	115,844	76,733
Property and equipment, net	7,332	7,558
Intangible assets, net	325	271
Deferred income taxes	6,769	5,014
Other assets	145	89

Total assets	$130,415	$89,665

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$76,128	$62,291
Accrued liabilities	9,805	6,607
Current portion of long-term financing obligation	44	41
Current portion of deferred rent	205	205

Total current liabilities	86,182	69,144
Long-term financing obligation, less current portion	796	839
Deferred rent, less current portion	168	374
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 300,000 shares authorized; 19,810 shares and 19,659 shares issued, respectively; 14,644 shares and 14,493 shares outstanding, respectively	20	20
Additional paid-in capital	156,030	144,913
Accumulated other comprehensive income	61	17
Retained earnings	48,999	36,199
Treasury stock, at cost; 5,166 shares outstanding	(161,841)	(161,841)

Total stockholders’ equity	43,269	19,308

Total liabilities and stockholders’ equity	$130,415	$89,665

The accompanying notes are an integral part of these consolidated financial statements

BLUE NILE, INC.

Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended	Year Ended	Year Ended
	January 3,	January 4,	December 30,
	2010	2009	2007

Net sales	$302,134	$295,329	$319,264
Cost of sales	236,790	235,333	254,060

Gross profit	65,344	59,996	65,204
Selling, general and administrative expenses	45,997	44,005	42,792

Operating income	19,347	15,991	22,412
Other income, net:
Interest income, net	122	1,420	3,760
Other income, net	209	445	415

Total other income, net	331	1,865	4,175

Income before income taxes	19,678	17,856	26,587
Income tax expense	6,878	6,226	9,128

Net income	$12,800	$11,630	$17,459

Basic net income per share	$0.88	$0.78	$1.10

Diluted net income per share	$0.84	$0.75	$1.04

The accompanying notes are an integral part of these consolidated financial statements

BLUE NILE, INC.

Consolidated Statements of Changes in Stockholders’ Equity
(In thousands)

						Accumulated
			Additional			Other			Total
	Common Stock		Paid-in	Deferred Stock		Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Compensation	Retained Earnings	Income (Loss)	Shares	Amount	Equity

Balance, December 31, 2006	19,073	$19	$115,751	$(180)	$7,110	$(2)	(3,101)	$(75,395)	$47,303
Net income	—	—	—	—	17,459	—	—	—	17,459
Other comprehensive income (loss):
Reclassification of unrealized loss, net of tax	—	—	—	—	—	2	—	—	2
Foreign currency translation adjustment	—	—	—	—	—	75	—	—	75

Total comprehensive income	—	—	—	—	—	—	—	—	17,536
Tax benefit from exercise of stock options	—	—	6,848	—	—	—	—	—	6,848
Amortization of deferred stock compensation	—	—		172	—	—	—	—	172
Reversal of deferred compensation relating to canceled options	—	—	(5)	5	—	—	—	—	—
Exercise of common stock options	438	1	5,874	—	—	—	—	—	5,875
Issuance of common stock to directors	2	—	97	—	—	—	—	—	97
Stock-based compensation	—	—	5,642	—	—	—	—	—	5,642
Repurchase of common stock	—	—	—	—	—	—	(439)	(19,996)	(19,996)

Balance, December 30, 2007	19,513	20	134,207	(3)	24,569	75	(3,540)	(95,391)	63,477
Net income	—	—	—	—	11,630	—	—	—	11,630
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	—	(58)	—	—	(58)

Total comprehensive income	—	—	—	—	—	—	—	—	11,572
Tax benefit from exercise of stock options	—	—	510	—	—	—	—	—	510
Amortization of deferred stock compensation	—	—		3	—	—	—	—	3
Exercise of common stock options	142	—	2,989	—	—	—	—	—	2,989
Issuance of common stock to directors	4	—	130	—	—	—	—	—	130
Stock-based compensation	—	—	7,077	—	—	—	—	—	7,077
Repurchase of common stock	—	—	—	—	—	—	(1,626)	(66,450)	(66,450)

Balance, January 4, 2009	19,659	20	144,913	—	36,199	17	(5,166)	(161,841)	19,308
Net income	—	—	—	—	12,800	—	—	—	12,800
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	—	44	—	—	44

Total comprehensive income	—	—	—	—	—	—	—	—	12,844
Tax benefit from exercise of stock options	—	—	1,793	—	—	—	—	—	1,793
Exercise of common stock options	147	—	1,903	—	—	—	—	—	1,903
Issuance of common stock to directors	4	—	160	—	—	—	—	—	160
Stock-based compensation	—	—	7,261	—	—	—	—	—	7,261

Balance, January 3, 2010	19,810	$20	$156,030	$—	$48,999	$61	(5,166)	$(161,841)	$43,269

The accompanying notes are an integral part of these consolidated financial statements

BLUE NILE, INC.

Consolidated Statements of Cash Flows
(In thousands)

	Year Ended	Year Ended	Year Ended
	January 3,	January 4,	December 30,
	2010	2009	2007

Operating activities:
Net income	$12,800	$11,630	$17,459
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	2,593	2,110	1,772
Loss (gain) on disposal of property and equipment	63	20	(8)
Stock-based compensation	7,325	7,114	5,832
Deferred income taxes	(1,534)	(1,396)	(1,407)
Tax benefit from exercise of stock options	1,793	510	6,848
Excess tax benefit from exercise of stock options	(118)	(142)	(1,847)
Changes in assets and liabilities:
Receivables	(126)	1,867	(1,935)
Inventories	(600)	2,072	(6,291)
Prepaid expenses and other assets	36	(21)	(306)
Accounts payable	13,794	(23,575)	19,241
Accrued liabilities	3,196	(2,967)	2,234
Deferred rent and other	(204)	(149)	(137)

Net cash provided by (used in) operating activities	39,018	(2,927)	41,455
Investing activities:
Purchases of property and equipment	(2,345)	(2,010)	(4,897)
Proceeds from the sale of property and equipment	—	10	23
Purchases of marketable securities	—	—	(20,230)
Proceeds from the sale of marketable securities	—	—	40,000
Purchase of short-term investments	(15,000)	—	—
Transfers of restricted cash	—	—	120

Net cash (used in) provided by investing activities	(17,345)	(2,000)	15,016
Financing activities:
Repurchase of common stock	—	(66,450)	(19,996)
Proceeds from stock option exercises	1,903	2,989	5,875
Excess tax benefit from exercise of stock options	118	142	1,847
Principal payments under long-term financing obligation	(40)	(38)	(22)

Net cash provided by (used in) financing activities	1,981	(63,357)	(12,296)

Effect of exchange rate changes on cash and cash equivalents	44	(58)	78

Net increase (decrease) in cash and cash equivalents	23,698	(68,342)	44,253
Cash and cash equivalents, beginning of period	54,451	122,793	78,540

Cash and cash equivalents, end of period	$78,149	$54,451	$122,793

The accompanying notes are an integral part of these consolidated financial statements

BLUE NILE, INC.

Consolidated Statements of Cash Flows
(In thousands)

	Year Ended	Year Ended	Year Ended
	January 3,	January 4,	December 30,
	2010	2009	2007

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$6,777	$7,342	$3,894
Cash paid for interest relating to long-term financing obligation	19	21	15
Non-cash investing and financing activities:
Property additions financed by long-term financing obligation	$—	$—	$940

The accompanying notes are an integral part of these consolidated financial statements

BLUE NILE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Description of the Company and Summary of Significant Accounting Policies

The Company

Blue Nile, Inc. (the “Company”) is the a leading online retailer of high quality diamonds and fine jewelry. In addition to sales of diamonds, fine jewelry and watches, the Company provides education, guidance and support to enable customers to more effectively learn about and purchase diamonds as well as classically styled fine jewelry. The Company, a Delaware corporation, based in Seattle, Washington, was formed in March 1999. In May 2007, the Company commenced operations at two new wholly-owned subsidiaries, Blue Nile Worldwide, Inc. (“Worldwide”) and Blue Nile Jewellery, Ltd. (“Jewellery”). Worldwide offers diamond and fine jewelry products for sale to customers in the E.U. Jewellery operates a customer service and fulfillment center in Dublin, Ireland. The Company serves consumers in over 40 countries and territories all over the world and maintains its primary website at www.bluenile.com. The Company also operates the www.bluenile.co.uk and www.bluenile.ca websites.

Fiscal Year

The Company’s fiscal year ends on the Sunday closest to December 31. Each fiscal year consists of four 13-week quarters, with one extra week added in the fourth quarter every five to six years. The Company’s fiscal year 2008, which ended January 4, 2009, included one extra week in the fourth quarter as a result of the Company’s 4-4-5 retail reporting calendar.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Blue Nile, LLC (“LLC”), Worldwide and Jewellery. The Company, LLC and Worldwide are Delaware corporations located in Seattle, Washington. Jewellery is an Irish limited company located in Dublin, Ireland. All significant intercompany transactions and balances are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates include the allowance for sales returns and the estimated fair value of stock options granted. Actual results could differ materially from those estimates.

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

The Company offers customers the ability to transact in 24 foreign currencies. In addition some of the Company’s entities engage in transactions denominated in currencies other than the entity’s functional currency. Gains or losses arising from these transactions are recorded in “Other income, net” in the consolidated statements of operations.

BLUE NILE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” which established the Accounting Standards Codification (“ASC”) as the authoritative source of GAAP in the United States. This guidance also recognized the rules and interpretative releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws as sources of authoritative GAAP for SEC registrants. The ASC was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this guidance in the third quarter of 2009 did not have a material impact on the Company’s consolidated results of operations or financial condition. The Company included references to the ASC in the notes to the consolidated financial statements.

In September 2006, the FASB issued guidance that was codified in Topic 820, “Fair Value Measurements and Disclosure,” of the ASC which established a common definition for fair value, established a framework for measuring fair value, and expanded disclosure about such fair value measurements. In January 2008, the FASB delayed the effective date of this standard by one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The adoption of this standard for these nonfinancial assets and liabilities in the first quarter of 2009 did not have a material impact on the Company’s consolidated results of operations or financial condition.

In April 2008, the FASB issued guidance that was codified in Topic 350, “Intangibles — Goodwill and Other,” of the ASC which amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of this guidance in the first quarter of 2009 did not have a material impact on the Company’s consolidated results of operations or financial condition.

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

In August 2009, the FASB issued Accounting Standards Update No. 2009-05 (“ASU 2009-05”), an update to Topic 820, “Fair Value Measurements and Disclosures.” This update provides amendments to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. Among other provisions, this update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following valuation techniques: (1) a valuation technique that uses the quoted market price of an identical liability or similar liabilities when traded as assets; or (2) another valuation technique that is consistent with the principles of Topic 820. This guidance became effective in the first reporting period after issuance, which for the Company was the fourth quarter of 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated results of operations or financial condition.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”), “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 requires reporting entities to make new disclosures about recurring or nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on gross basis in the reconciliation of Level 3 fair value measurements. ASU 2010-06 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after

BLUE NILE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 15, 2010. The adoption of ASU 2010-06 is not expected to have a material impact on the Company’s consolidated results of operations or financial condition.

In February 2010, the FASB issued Accounting Standards Update No. 2010-09 (“ASU 2010-09”), “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements,” which removed the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events to alleviate potential conflict with the current SEC guidance. ASU 2010-09 also clarified that an entity that is a conduit bond obligor for conduit debt securities that are traded in a public market must evaluate subsequent events through the date of issuance of its financial statements and must disclose that date. ASU 2010-09 is effective upon issuance, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The adoption of ASU 2010-09 did not have a material impact on the Company’s consolidated results of operations or financial condition.

Concentration of Risk

The Company maintains the majority of its cash, cash equivalents and short-term investments in accounts with four major financial institutions within and outside the United States, in the form of demand deposits, money market accounts, time deposits, U.S. Treasury Bills and other short-term investments. Deposits in these institutions may exceed the amounts of insurance provided, or deposits may not at all be covered by insurance. The Company has not experienced any losses on its deposits of cash, cash equivalents or short-term investments. The Company’s trade accounts receivable are derived from credit card purchases from customers and the majority are settled within two business days.

The Company’s ability to acquire diamonds and fine jewelry is dependent on its relationships with various suppliers from whom it purchases diamonds and fine jewelry. The Company has reached agreements with certain suppliers to provide access to their inventories of diamonds for its customers, but the terms of these agreements are limited and do not govern the purchase of diamonds for its inventory. The Company’s inability to maintain these and other future diamond and fine jewelry supply relationships on commercially reasonable terms would cause its business to suffer and revenues to decline. Purchase concentration by major supply vendor in fiscal year 2009 with comparative information for fiscal years 2008 and 2007, is as follows:

	Year Ended
	January 3,	January 4,	December 30,
	2010	2009	2007
	Payments	Payments	Payments

Vendor A	10%	9%	9%
Vendor B	7%	7%	7%
Vendor C	7%	6%	6%

	24%	22%	22%

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less, from the date of purchase, to be cash equivalents.

Short-term Investments

The Company classifies highly liquid investments with maturities greater than three months but less than one year as short-term investments. In August 2009, the Company purchased an investment in the form of a time deposit with a financial institution. The $15.0 million investment matured in January 2010.

BLUE NILE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories

The Company’s diamond, fine jewelry and watch inventories are classified at the lower of cost or market, using the specific identification method for diamonds and weighted average cost method for fine jewelry and watches. The Company also lists loose diamonds and watches on its websites that are typically not included in inventory until the Company receives a customer order for those diamonds or watches. Upon receipt of a customer order, the Company purchases a specific diamond or watch and records it in inventory until it is delivered to the customer, at which time the revenue from the sale is recognized and inventory is relieved.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Maintenance and repairs are expensed as incurred. Depreciation is calculated on a straight-line basis over the estimated useful lives of the related assets. The cost and related accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts and the related gain or loss is reported in the statement of operations. Estimated useful lives by major asset category are as follows:

Asset	Life (in years)

Software	2-5
Computers and equipment	3-5
Leasehold improvements	Shorter of lease term or asset life
Building	Shorter of lease term or asset life
Furniture and fixtures	5-7

Capitalized Software

The Company capitalizes costs to develop its websites and internal-use software and amortizes such costs on a straight-line basis over the estimated useful life of the software once it is available for use.

Impairment of Long-Lived Assets

The Company reviews the carrying value of its long-lived assets, including property and equipment and definite-lived intangible assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. To the extent the estimated future cash inflows attributable to the assets, less estimated future cash outflows, are less than the carrying amount, an impairment loss would be recognized.

Intangible Assets

Intangible assets are recorded at cost and consist primarily of the costs incurred to acquire licenses and other similar agreements with finite lives, which were acquired in October 2004 and April 2009. The gross carrying amount of these licenses was $0.5 million as of January 3, 2010 and $0.4 million as of January 4, 2009. Accumulated amortization was $209,000 and $162,000 as of January 3, 2010 and January 4, 2009, respectively. Amortization expense was $46,000 in the fiscal year ended January 3, 2010 and $33,000 in the fiscal year ended January 4, 2009. Amortization expense is estimated to be $51,000 in fiscal 2011 and fiscal 2012, $49,000 in fiscal 2013, $42,000 in fiscal 2014, and $30,000 in fiscal 2015.

Intangible assets that are not being amortized relate to the Company’s domain names, with total carrying amounts of $33,000 as of January 3, 2010 and January 4, 2009. These assets are tested for impairment annually and more frequently if certain circumstances indicate that impairment may have occurred.

BLUE NILE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Financial Instruments

The carrying amounts for the Company’s cash, short-term investments, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities.

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

The Company utilizes a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes. The Company does not have any unrecognized tax benefits. If interest and penalties related to unrecognized tax benefits were incurred, such amounts would be included in the Company’s provision for income taxes.

Revenue Recognition

Net sales consist of products sold via the Internet and shipping revenue, net of estimated returns and promotional discounts and excluding sales taxes. The Company recognizes revenue when all of the following have occurred: persuasive evidence of an agreement with the customer exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable and collectability of the selling price is reasonably assured. The Company evaluates whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned. Generally, revenue is recorded at the gross amount when the Company is the primary obligor, is subject to inventory and credit risk, has latitude in establishing price and product specification, or has most of these indicators. When the Company is not primarily obligated and has no latitude in establishing the price, revenue will be recorded at the net amount earned.

The Company requires payment at the point of sale. Amounts received before the customer assumes the risk of loss are not recorded as revenue. For sales to customers in the U.S., Canada and the E.U., the Company recognizes revenue when delivery has occurred. For international sales, other than to Canada and the E.U., revenue is recognized upon shipment. The Company generally offers a return policy of 30 days and provides an allowance for sales returns during the period in which the sales are made. At January 3, 2010 and January 4, 2009, the reserve for sales returns was $0.9 million and $0.8 million, respectively, and was recorded as an accrued liability. Sales and cost of sales reported in the consolidated statements of operations are reduced to reflect estimated returns. The estimates are based on the Company’s historical product return rates and current economic conditions.

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

BLUE NILE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Shipping and Handling Costs

The Company’s shipping and handling costs primarily include payments to third-parties for shipping merchandise to the Company’s customers. Shipping and handling costs of $2.8 million, $3.0 million and $2.9 million in the fiscal years ended January 3, 2010, January 4, 2009 and December 30, 2007, respectively, were included in cost of sales.

Cost of Sales

Cost of sales consists of the cost of merchandise sold to customers, inbound and outbound shipping costs, depreciation on assembly related costs, insurance on shipments and the costs incurred to set diamonds into ring, earring and pendant settings, including labor and related facility costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of payroll and related benefit costs for the Company’s employees, marketing costs, stock-based compensation and credit card fees. These expenses also include certain facility-related costs, and fulfillment, customer service, technology and depreciation expenses, as well as professional fees and other general corporate expenses.

Fulfillment costs include costs incurred in operating and staffing the fulfillment center, including costs attributable to receiving, inspecting and warehousing inventories and picking, packaging and preparing customers’ orders for shipment. Fulfillment costs in the years ended January 3, 2010, January 4, 2009 and December 30, 2007 were approximately $3.0 million, $2.9 million and $2.9 million, respectively.

The Company has procedures in place to detect and prevent credit card fraud because the Company has exposure to losses from fraudulent charges. The Company records a reserve for fraud losses based on the Company’s historical rate of such losses. This reserve is recorded as an accrued liability and amounted to $0.09 million at January 3, 2010 and $0.1 million at January 4, 2009.

Marketing

Marketing costs are expensed as incurred. Costs associated with web portal advertising contracts are amortized over the period such advertising is expected to be used. Costs of advertising associated with radio, print and other media are expensed when such services are used. Marketing expense for the years ended January 3, 2010, January 4, 2009 and December 30, 2007 was approximately $11.6 million, $12.4 million and $11.9 million, respectively.

Stock-Based Compensation

The Company measures compensation cost for all stock options and restricted stock units granted based on fair value on the date of the grant. Stock-based compensation is reduced for estimated forfeitures and compensation cost is recognized on a straight-line basis over the requisite service period for each stock option or restricted stock unit grant expected to vest. The fair value of each stock option granted is estimated on the grant date using the Black-Scholes-Merton option valuation model. The fair value of each restricted stock unit is based on the fair market value of the Company’s common stock on the date of the grant. See Note 6 for additional details.

BLUE NILE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2.	Inventories

Inventories consist of the following (in thousands):

	January 3,	January 4,
	2010	2009

Loose diamonds	$297	$695
Fine jewelry, watches and other	19,137	18,139

	$19,434	$18,834

Note 3.	Property and Equipment

Property and equipment consist of the following (in thousands):

	January 3,	January 4,
	2010	2009

Computers and equipment	$3,902	$3,823
Software and website development	8,343	7,040
Leasehold improvements	5,467	5,443
Furniture and fixtures	679	774
Building	940	940

	19,331	18,020
Less: accumulated depreciation and amortization	(11,999)	(10,462)

Property and equipment, net	$7,332	$7,558

Total depreciation expense was $2.5 million, $2.1 million and $1.8 million in the years ended January 3, 2010, January 4, 2009 and December 30, 2007, respectively.

Capitalized software costs include external direct costs and internal direct labor and related employee benefits costs of developing software for internal use. Amortization begins in the period in which the software is ready for its intended use. The Company had $2.7 million and $2.1 million of unamortized computer software and website development costs at January 3, 2010 and January 4, 2009, respectively. Depreciation and amortization of capitalized software and website development costs was $1.1 million, $0.7 million and $0.6 million in the years ended January 3, 2010, January 4, 2009 and December 30, 2007, respectively.

Note 4.	Commitments and Contingencies

Leases

The Company leases its office and warehouse facilities and some equipment under noncancelable lease agreements with initial terms that generally range from 3 to 7 years. Certain of the leases include renewal provisions at the Company’s option. At the inception of the lease, the Company evaluates each agreement to determine whether the lease will be accounted for as an operating or capital lease. The term of the lease used for this evaluation includes renewal option periods only in instances in which the exercise of the renewal option can be reasonably assured and failure to exercise such option would result in an economic penalty. The office and warehouse leases contain rent escalation clauses and rent holidays. Rent expense is recorded on a straight-line basis over the lease term with the difference between the rent paid and the straight-line rent expense recorded as a deferred rent liability. Lease incentive payments received from the landlord are recorded as deferred rent liabilities and are amortized on a straight-line basis over the lease term as a reduction in rent. At January 3, 2010 and January 4, 2009, the deferred rent balance related to lease incentives was $0.3 million and $0.5 million, respectively.

BLUE NILE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2007, the Company made tenant improvements to its U.S. fulfillment center. Due to its financial involvement in the construction of the leased property, the Company recorded the building as property and equipment during the construction period. Upon completion, the transaction did not meet the criteria for sale-leaseback accounting, and accordingly, has been recorded as a long-term financing obligation.

Future minimum lease payments at January 3, 2010 are as follows (in thousands):

	Obligation	Leases

2010	$59	$474
2011	61	317
2012	68	162
2013	68	159
2014	54	133

Total minimum lease payments	310	$1,245

Less: amounts representing interest	(46)

Present value of minimum lease payments	264
Residual value	575
Less: current maturities	(43)

Total long-term financing obligation less current maturities	$796

As of January 3, 2010 and January 4, 2009, assets under the long-term financing obligation amounted to $0.8 million and $0.9 million, respectively, net of accumulated depreciation of $121,000 and $71,000, respectively. Such assets are classified within property and equipment, net, in the accompanying balance sheets. The residual value of the long-term financing obligation represents the estimated fair value of the financing at the end of the Company’s lease term. Rent expense, which includes certain common area maintenance costs, was approximately $0.6 million for the fiscal years ended January 3, 2010, January 4, 2009 and December 30, 2007.

Litigation

In the ordinary course of business, the Company may be subject from time to time to various proceedings, lawsuits, disputes or claims. Although the Company cannot predict with assurance the outcome of any litigation, it does not believe there are currently any such actions that, if resolved unfavorably, would have a material impact on the Company’s financial condition or results of operations.

Note 5.	Preferred Stock

The Company has 5,000,000 shares of undesignated preferred stock authorized for future issuance. Shares of preferred stock may be issued from time to time in one or more series, with designations, preferences, and limitations established by the Company’s board of directors.

Note 6.	Stock-Based Compensation

Stock Option Plans

The Company’s 1999 Equity Incentive Plan (“1999 Plan”) provides for the grant of incentive stock options, non-statutory stock options, stock bonuses and restricted stock awards, which may be granted to employees, including officers, non-employee directors and consultants. Options granted under the 1999 Plan generally provide for 25% vesting on the first anniversary from the date of grant with the remainder vesting monthly over the subsequent three years and expire 10 years from the date of grant. Options granted under the

BLUE NILE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1999 Plan were generally granted at fair value on the date of the grant. For options granted prior to February 2001, the options included an early exercise provision that allowed early exercise of unvested stock options subject to a repurchase right at original cost on unvested shares. As of May 19, 2004, the effective date of the Company’s initial public offering, no additional awards were granted under the 1999 Plan.

The Company’s 2004 Equity Incentive Plan (“2004 Plan”) provides for the grant of non-statutory stock options, restricted stock awards, stock appreciation rights, restricted stock units and other forms of equity compensation, which may be granted to employees, including officers, non-employee directors and consultants. As of January 3, 2010, the Company reserved 4,260,902 shares of common stock for future grants under the 2004 Plan, which amount will be increased annually on the first day of each fiscal year, up to and including 2014, by five percent of the number of shares of common stock outstanding on such date unless a lower number of shares is approved by the board of directors.

Options granted under the 2004 Plan generally provide for 25% vesting on the first anniversary of the date of grant with the remainder vesting monthly over the subsequent three years, and generally expire 10 years from the date of grant.

In the first quarter of 2009, the Company granted restricted stock units (“RSUs”) to executives under the 2004 Plan. The RSUs vest 50% on the first anniversary of the date of grant and the remainder on the second anniversary. Each RSU is converted to one share of common stock when it vests.

The Company’s 2004 Non-Employee Directors’ Stock Option Plan (“Directors’ Plan”) provides for the automatic grant of non-statutory stock options to purchase shares of common stock to non-employee directors. As of January 3, 2010, the Company reserved 402,214 shares of common stock for future grants under the Directors’ Plan, which amount will be increased annually on the first day of each fiscal year, up to and including 2014, by the number of shares of common stock subject to options granted during the prior calendar year unless a lower number of shares is approved by the board of directors. There were 21,500 options granted under the Directors’ Plan in the year ended January 3, 2010.

Employee Stock Purchase Plans

In April 2004, the Company adopted the 2004 Employee Stock Purchase Plan (the “Purchase Plan”). As of January 3, 2010, 1,000,000 shares of common stock are authorized to be sold under the Purchase Plan. Commencing on the first day of the fiscal year in which the Company first makes an offering under the Purchase Plan, this amount will be increased annually for 20 years. The increase in amount is the lesser of 320,000 shares or one and one half percent of the number of shares of common stock outstanding on each such date, unless a lower number of shares is approved by the board of directors. The Purchase Plan is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code. As of January 3, 2010, no shares of common stock have been offered for sale under the Purchase Plan.

Option Grants to Non-Employees

The Company accounts for equity instruments issued to non-employees at their fair value on the measurement date.

Stock-Based Compensation Expense

The fair value of each stock option granted is estimated on the grant date using the Black-Scholes-Merton option valuation model. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience.

BLUE NILE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair values of the stock options were estimated at the grant date with the following weighted average assumptions:

	Year Ended
	January 3,	January 4,	December 30,
	2010	2009	2007

Expected term	4.0 years	4.0 years	4.5 years
Expected volatility	55.1%	48.1%	37.1%
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	1.4%	2.5%	4.3%
Estimated weighted average fair value per option granted	$11.32	$17.23	$29.26

•	Expected Term — This is the estimated period of time until exercise and is based primarily on historical experience for options with similar terms and conditions, giving consideration to future expectations. The Company also considers the expected terms of other companies that have similar contractual terms, expected stock volatility and employee demographics.

•	Expected Volatility — This is based on the Company’s historical stock price volatility, and prior to 2008, in combination with the implied volatility of its exchange traded options.

•	Expected Dividend Yield — The Company has not paid dividends in the past and does not expect to pay dividends in the near future.

•	Risk-Free Interest Rate — This is the rate on nominal U.S. Government Treasury Bills with lives commensurate with the expected term of the options on the date of grant.

The fair value of each restricted stock unit is based on the fair market value of the Company’s common stock on the date of the grant.

The Company recognizes compensation expense on a straight-line basis over the requisite service period for each stock option and restricted stock unit grant expected to vest, with forfeitures estimated at the date of grant based on the Company’s historical experience and future expectations.

The following table represents total stock-based compensation expense recognized in the consolidated financial statements (in thousands):

	Year Ended
	January 3,	January 4,	December 30,
	2010	2009	2007

Stock-based compensation expense in selling, general and administrative expenses	$7,088	$6,905	$5,621
Stock-based compensation expense in cost of sales	77	79	114

Total stock-based compensation expense in the consolidated statements of operations	$7,165	$6,984	$5,735

Total related tax benefit	$2,508	$2,437	$1,967
Stock-based compensation capitalized	$96	$96	$79

Stock-based compensation capitalized is included in property and equipment, net, in the consolidated balance sheets as a component of the cost capitalized for website development and the development of software for internal use. As of January 3, 2010, the Company had total unrecognized compensation costs related to unvested stock options and restricted stock units of $11.5 million, before income taxes. The Company expects to recognize this cost over a weighted average period of 2.6 years for stock options and 1.1 years for restricted stock units.

BLUE NILE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes all stock option transactions from December 31, 2006, through January 3, 2010:

			Weighted Average
		Weighted Average	Remaining	Total
	Options	Exercise Price	Contractual Term	Intrinsic Value
	(In thousands)			(In thousands)

Balance, December 31, 2006	2,186	21.73
Granted	349	78.27
Exercised	(439)	13.40
Canceled	(59)	33.85

Balance, December 30, 2007	2,037	32.84
Granted	520	43.11
Exercised	(142)	21.01
Canceled	(125)	60.79

Balance, January 4, 2009	2,290	34.38
Granted	562	25.88
Exercised	(147)	12.92
Canceled	(69)	46.80

Balance, January 3, 2010	2,636	$33.44	6.68	$83,265

Vested and expected to vest at January 3, 2010	2,527	$33.36	6.59	$80,024
Exercisable at January 3, 2010	1,683	$31.86	5.57	$55,584

The following table summarizes additional information about stock options outstanding at January 3, 2010:

	Outstanding
		Weighted Average
		Remaining		Exercisable
		Contractual	Exercise		Weighted Average
	Options	Life	Price	Options	Exercise Price
Range of Exercise Price	(In thousands)	(In years)		(In thousands)

$0.25 - $21.22	799	6.53	$14.52	348	$5.98
$21.54 - $31.26	762	5.75	30.46	693	30.57
$31.43 - $44.44	690	7.16	38.70	456	36.64
$44.45 - $99.98	385	7.98	69.09	186	73.25

	2,636	6.68	33.44	1,683	31.86

BLUE NILE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of restricted stock unit activity for the year ended January 3, 2010 is as follows:

		Weighted Average	Weighted Average
		Grant Date Fair	Remaining	Aggregate
	RSUs	Value	Contractural Term	Intrinsic Value
	(In thousands)		(In years)	(In thousands)

Balance, January 4, 2009	—	$—
Granted	12	21.22
Vested	—	—
Canceled	—	—

Balance, January 3, 2010	12	$21.22	0.64	$779

Expected to vest at January 3, 2010	12	$21.22	0.61	$729

The aggregate intrinsic values in the tables above are before applicable income taxes and represent the amounts recipients would have received if all options had been exercised or restricted stock units had been converted on the last business day of the period indicated, based on the Company’s closing stock price.

The total intrinsic value of options exercised was $6.2 million, $3.3 million and $22.6 million in the years ended January 3, 2010, January 4, 2009 and December 30, 2007, respectively. During the years ended January 3, 2010, January 4, 2009 and December 30, 2007, the total fair value of options vested was $7.4 million, $6.6 million and $5.8 million, respectively.

Note 7.	Common Stock

On February 2, 2006, the Company’s board of directors authorized the repurchase of up to $100 million of its common stock within the 24-month period following the approval date of such repurchase. On July 27, 2006, the Company’s board of directors authorized the repurchase of up to an additional $50 million of its common stock within the 24-month period following the approval date of such additional repurchase. On February 5, 2008, the Company’s board of directors authorized the repurchase of up to $100 million of its common stock within the 24-month period following the approval date of such additional repurchase. In the year ended January 3, 2010 the Company did not repurchase shares of the Company’s common stock. In the year ended January 4, 2009, the Company repurchased 1.6 million shares of the Company’s common stock for an aggregate purchase price of approximately $66.5 million. In the year ended December 30, 2007, the Company repurchased 438,755 shares of the Company’s common stock for an aggregate purchase price of approximately $20.0 million.

Note 8.	Employee Benefit Plan

The Company has a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code covering all eligible officers and employees. The Company provides a discretionary matching contribution, which has generally been $0.50 for every $1.00 contributed by the employee up to 4% of each employee’s salary. Such contributions were approximately $0.2 million, $0.2 million, and $0.1 million for the years ended January 3, 2010, January 4, 2009 and December 30, 2007, respectively.

BLUE NILE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.	Income Taxes

The expense (benefit) for income taxes consists of the following (in thousands):

	Year Ended
	January 3,	January 4,	December 30,
	2010	2009	2007

Current income tax expense	$6,619	$7,112	$3,685
Tax benefit from stock option exercises recorded in equity	1,793	510	6,848
Deferred income tax (benefit) expense:
Other, net	(1,534)	(1,396)	(1,405)

Total income tax expense	$6,878	$6,226	$9,128

A reconciliation of the statutory Federal income tax rate to the effective tax rate is as follows:

Statutory Federal income tax rate	35.0%	35.0%	35.0%
Other, net	0.0%	(0.1)%	(0.7)%

Effective tax rate	35.0%	34.9%	34.3%

Deferred income taxes reflect the net tax effect of temporary differences between amounts recorded for financial reporting purposes and amounts used for tax purposes. The major components of deferred tax assets are as follows (in thousands):

	Year Ended
	January 3,	January 4,
	2010	2009

Deferred tax assets:
Current:
Reserves and allowances	$453	$388
Deferred rent	72	72
Other	203	210
Noncurrent:
Stock options	7,156	4,962
Deferred rent	59	131
Financing obligation	279	294
Other	38	43

Gross deferred tax assets	8,260	6,100

Deferred tax liabilities:
Current:
Prepaid expenses	(279)	—
Noncurrent:
Leased building	(287)	(304)
Excess of book over tax depreciation and amortization	(476)	(112)

Gross deferred tax liabilities	(1,042)	(416)

Net deferred tax assets	$7,218	$5,684

BLUE NILE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company had no valuation allowance against its deferred tax asset balances at January 3, 2010 and January 4, 2009 because it believes these deferred tax assets are more likely than not to be fully realized. Income taxes payable at January 3, 2010 and January 4, 2009 were $0.5 million and $0.6 million, respectively, and were included in accrued liabilities.

The Company has not provided for deferred taxes on unremitted earnings of subsidiaries outside the United States where such earnings are permanently reinvested. At January 3, 2010, unremitted earnings of foreign subsidiaries were approximately $0.5 million. The amount of unrecognized deferred tax liability associated with these unremitted earnings is approximately $0.1 million. If these earnings were distributed in the form of dividends or otherwise, the Company would be subject to U.S. income taxes less an adjustment for applicable foreign tax credits.

The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2005.

The tax benefit realized for the tax deduction from stock option exercises totaled $2.1 million, $0.9 million and $7.5 million for the years ended January 3, 2010, January 4, 2009 and December 30, 2007, respectively.

Note 10.	Income Per Share

Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares and common share equivalents outstanding. Common share equivalents included in the computation represent shares issuable upon assumed exercise of outstanding stock options and conversion of unvested restricted stock units except when the effect of their inclusion would be antidilutive.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Year Ended
	January 3,	January 4,	December 30,
	2010	2009	2007

Net income	$12,800	$11,630	$17,459

Weighted average common shares outstanding	14,534	14,925	15,919

Basic net income per share	$0.88	$0.78	$1.10

Dilutive effect of stock options and restricted stock units	682	580	895

Common stock and common stock equivalents	15,216	15,505	16,814

Diluted net income per share	$0.84	$0.75	$1.04

The following is a summary of the securities outstanding during the respective periods that have been excluded from the calculations because the effect on net income per share would have been antidilutive (in thousands):

	Year Ended
	January 3,	January 4,	December 30,
	2010	2009	2007

Stock options	757	606	112

Note 11.	Segment Information

The Company’s only operating segment is online retail jewelry. The Company sells jewelry to customers within and outside the United States. No customer accounted for 10% or more of the Company’s revenues.

BLUE NILE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net sales were attributed on the basis of the country to where the product was shipped. Revenue from individual foreign countries was not material to the financial statements.

The tables below represent information by geographic area (in thousands):

	Year Ended
	January 3,	January 4,	December 30,
	2010	2009	2007

Net sales to external customers:
United States	$268,898	$267,670	$302,230
Other countries	33,236	27,659	17,034

Total	$302,134	$295,329	$319,264

	Year Ended
	January 3,	January 4,	December 30,
	2010	2009	2007

Long-lived assets:
United States	$7,044	$7,148	$7,075
Other countries	288	410	526

Total	$7,332	$7,558	$7,601

Note 12.	Selected Quarterly Financial Information (unaudited)

Summarized quarterly financial information for fiscal years 2009 and 2008 is as follows (in thousands, except per share data):

	Q1	Q2	Q3	Q4

2009 quarter:
Net sales	$62,403	$69,852	$66,943	$102,936
Gross profit	13,203	15,030	14,797	22,314
Net income	1,940	2,844	2,575	5,441
Basic net income per share	0.13	0.20	0.18	0.37
Diluted net income per share	0.13	0.19	0.17	0.35

	Q1	Q2	Q3	Q4

2008 quarter:
Net sales	$70,460	$73,706	$65,376	$85,787
Gross profit	13,924	15,123	13,262	17,687
Net income	2,571	3,205	2,335	3,519
Basic net income per share	0.16	0.21	0.16	0.24
Diluted net income per share	0.16	0.20	0.15	0.24

Note 13.	Subsequent Events

The Company’s repurchase authorization from February 5, 2008 expired. On February 9, 2010, the board of directors authorized the repurchase of up to $100 million of the Company’s common stock over 24 months. The Company has repurchased 292,100 shares of its common stock for an aggregate purchase price of $15.2 million under these two programs subsequent to year-end. The repurchases were made under a Rule 10b5-1 plan.

BLUE NILE, INC.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

		Charged
	Balance at	to Revenue,		Balance at
	Beginning	Costs or		End of
Description	of Period	Expenses	Deductions(A)	Period
	(In thousands)

Reserve for sales returns:
Year ended:
January 3, 2010	$828	$25,896	$(25,834)	$890

January 4, 2009	1,281	28,383	(28,836)	828

December 30, 2007	1,179	26,743	(26,641)	1,281

Reserve for fraud:
Year ended:
January 3, 2010	$100	$63	$(70)	$93

January 4, 2009	130	20	(50)	100

December 30, 2007	105	118	(93)	130

(A)	Deductions for sales returns and fraud consist of actual sales returns and credit card chargebacks in each period.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed by us in our periodic reports filed with the SEC is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and SEC reports. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of January 3, 2010, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, management has concluded that our internal control over financial reporting was effective at the “reasonable assurance” level as of January 3, 2010.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of January 3, 2010, as stated in their audit report below.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended January 3, 2010, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

/s/ Diane M. Irvine	/s/ Marc D. Stolzman
Chief Executive Officer and President	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Blue Nile, Inc.
Seattle, Washington

We have audited the internal control over financial reporting of Blue Nile, Inc. and subsidiaries (the “Company”) as of January 3, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 3, 2010, of the Company, and our report dated February 25, 2010, expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Seattle, Washington
February 25, 2010

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item relating to our executive officers will be contained in our Proxy Statement with respect to our 2010 Annual Meeting of Stockholders under the caption “Executive Officers” and is incorporated herein by reference. The information required by this Item relating to our directors and nominees, including information with respect to audit committee financial experts and our code of ethics, will be contained in our Proxy Statement with respect to our 2010 Annual Meeting of Stockholders under the caption “Proposal 1 — Election of Directors” and is incorporated herein by reference. The information required by this Item regarding compliance with Section 16(a) of the Securities Exchange Act will be contained in our Proxy Statement with respect to our 2010 Annual Meeting of Stockholders under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year.

Item 11.	Executive Compensation

The information required by this Item will be contained in our Proxy Statement with respect to our 2010 Annual Meeting of Stockholders under the captions “Compensation of Executive Officers,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Compensation of Directors,” and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be contained in our Proxy Statement with respect to our 2010 Annual Meeting of Stockholders under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be contained in our Proxy Statement with respect to our 2010 Annual Meeting of Stockholders under the captions “Transactions with Related Persons” and “Proposal 1-Election of Directors” and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year.

Item 14.	Principal Accounting Fees and Services

The information required by this Item will be contained in our Proxy Statement with respect to our 2010 Annual Meeting of Stockholders under the caption “Proposal 2-Ratification of Selection of Independent Auditors” and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Index to Consolidated Financial Statements

a. The following documents are filed as part of this report:

		Page

1.	Financial Statements:
	Report of Independent Registered Public Accounting Firm	38
	Consolidated Balance Sheets, as of January 3, 2010 and January 4, 2009	39
	Consolidated Statements of Operations, for the fiscal years ended January 3, 2010, January 4, 2009 and December 30, 2007	40
	Consolidated Statements of Changes in Stockholders’ Equity, for the fiscal years ended January 3, 2010, January 4, 2009 and December 30, 2007	41
	Consolidated Statements of Cash Flows, for the fiscal years ended January 3, 2010, January 4, 2009 and December 30, 2007	42
	Notes to Consolidated Financial Statements	44
2.	Financial Statement Schedule:
	Schedule II, Valuation and Qualifying Accounts	59
	All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
3.	Exhibits:
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

Date: February 25, 2010

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

By	/s/ Diane M. Irvine Diane M. Irvine, Chief Executive Officer,President and Director(Principal Executive Officer)	February 23, 2010

By	/s/ Marc D. Stolzman Marc D. Stolzman, Chief Financial Officer(Principal Accounting and Financial Officer)	February 25, 2010

By	/s/ Mark C. Vadon Mark C. Vadon, Executive Chairman and Director	February 23, 2010

By	/s/ W. Eric Carlborg W. Eric Carlborg, Director	February 23, 2010

By	/s/ Leslie Lane Leslie Lane, Director	February 22, 2010

By	/s/ Ned Mansour Ned Mansour, Director	February 22, 2010

By	/s/ Michael Potter Michael Potter, Director	February 22, 2010

By	/s/ Steve Scheid Steve Scheid, Director	February 22, 2010

By	/s/ Mary Alice Taylor Mary Alice Taylor, Director	February 22, 2010

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference. Where an exhibit is incorporated by reference, the number in parentheses indicates the document to which cross-reference is made. See the end of this exhibit index for a listing of cross-reference documents.

Exhibit
Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of Blue Nile, Inc.
3.2(2)	Amended and Restated Bylaws of Blue Nile, Inc.
4.1	Reference is made to Exhibits 3.1, and 3.2.
4.2(3)	Specimen Stock Certificate.
4.3(19)	Amended and Restated Investor Rights Agreement dated June 29, 2001 by and between Blue Nile, Inc. and certain holders of Blue Nile, Inc.’s preferred stock.
10.1.1(19)*	Blue Nile, Inc. Amended and Restated 1999 Equity Incentive Plan.
10.1.2(19)*	Form of Stock Option Agreement pursuant to the Blue Nile, Inc. 1999 Equity Incentive Plan.
10.2.1(11)*	Third Amended and Restated 2004 Non-Employee Directors’ Stock Option Plan.
10.2.2(6)*	Form of Stock Option Agreement pursuant to the Blue Nile, Inc. 2004 Non-Employee Directors’ Stock Option Plan.
10.3(19)*	Blue Nile, Inc. 2004 Employee Stock Purchase Plan.
10.4.1(4)*	Blue Nile, Inc. 2004 Equity Incentive Plan.
10.4.2(6)*	Form of Stock Option Agreement pursuant to the 2004 Equity Incentive Plan.
10.4.3(5)*	Blue Nile, Inc. Stock Grant Notice pursuant to the 2004 Equity Incentive Plan.
10.4.4(13)*	Form of Restricted Stock Unit Grant Notice and Form of Award Agreement under the Blue Nile, Inc. 2004 Equity Incentive Plan.
10.5.1(4)	Sublease Agreement, dated May 22, 2003, between Amazon.com Holdings, Inc. and the registrant.
10.5.2(4)	First Amendment to Sublease Agreement, dated July 3, 2003, between Amazon.com Holdings, Inc. and the registrant.
10.6.1(4)	Lease, dated June 28, 2001, between Gull Industries, Inc. and the registrant.
10.6.2(4)	First Amendment to Lease, dated December 11, 2002 between Gull Industries, Inc. and the registrant.
10.6.3(4)	Second Amendment to Lease, dated November 15, 2003, between Gull Industries, Inc. and the registrant.
10.7(8)	Commercial lease, dated July 21, 2006, between Gull Industries, Inc. and the registrant.
10.8(10)*	Offer Letter with Diane M. Irvine, dated December 1, 1999.
10.9(19)*	Offer Letter with Dwight Gaston, dated May 14, 1999.
10.10(19)*	Offer Letter with Susan S. Bell, dated August 22, 2001.
10.11(9)*	Offer Letter with Marc D. Stolzman, dated May 2, 2008.
10.12(13)*	Offer Letter with Marianne Marck, dated January 9, 2009.
10.13(12)*	Offer Letter with Kevin Frisch, dated March 31, 2009.
10.14(4)*	Form of Indemnity Agreement entered into between Blue Nile, Inc. and each of its directors and executive officers.
10.15.1(7)*	Blue Nile, Inc. 2009 Executive Officer Cash Incentive Plan.
10.16(15)*	Compensation Arrangements with the registrant’s Chief Executive Officer and Executive Chairman
10.17(13)*	Director Compensation
10.18(14)*	Severance Agreement with Kevin Frisch, dated October 7, 2009
10.19(17)*	Executive Bonus Plan

Exhibit
Number	Description

10.20(18)*	Change of Control Severance Plan
21.1(14)	Subsidiaries of the Registrant.
23.1(14)	Consent of Deloitte & Touche LLP.
24.1	Powers of Attorney of Officers and Directors signing this report (see page 64).
31.1(14)	Certification of Principal Chief Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2(14)	Certification of Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1(16)	Certification of Principal Chief Executive Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
32.2(16)	Certification of Principal Financial Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

*	Denotes a management contract or compensatory plan, contract or agreement, in which the Company’s directors or executive officers may participate.

(1)	Previously filed as Exhibit 3.1 to Blue Nile, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended July 4, 2004 (No. 000-50763), as filed with the Securities and Exchange Commission on August 6, 2004, and incorporated by reference herein.

(2)	Previously filed as the like numbered exhibit to Blue Nile, Inc.’s Current Report on Form 8-K (No. 000-50763), as filed with the Securities and Exchange Commission on November 9, 2009, and incorporated by reference herein.

(3)	Previously filed as Exhibit 4.2 to Blue Nile, Inc.’s Registration Statement on Form S-1/A (No. 333-113494), as filed with the Securities and Exchange Commission on May 4, 2004, as amended, and incorporated by reference herein.

(4)	Previously filed as the like numbered exhibit to Blue Nile, Inc.’s Registration Statement on Form S-1/A (No. 333-113494), as filed with the Securities and Exchange Commission on April 19, 2004, as amended, and incorporated by reference herein.

(5)	Previously filed as Exhibit 10.1 to Blue Nile, Inc.’s Current Report on Form 8-K (No. 000-50763), as filed with the Securities and Exchange Commission on December 13, 2004, and incorporated by reference herein.

(6)	Previously filed as the like numbered exhibit to Blue Nile, Inc.’s Annual Report on Form 10-K (No. 000-50763), as filed with the Securities and Exchange Commission on March 25, 2005, and incorporated by reference herein.

(7)	Previously filed as Item 5.02 to Blue Nile, Inc.’s Current Report on Form 8-K (No. 000-50763), as filed with the Securities and Exchange Commission on March 5, 2009, and incorporated by reference herein.

(8)	Previously filed as Exhibit 10.1 to Blue Nile, Inc.’s Current Report on Form 8-K (No. 000-50763), as filed with the Securities and Exchange Commission on July 27, 2006, and incorporated by reference herein.

(9)	Previously filed as Exhibit 10.1 to Blue Nile, Inc.’s Current Report on Form 8-K (No. 000-50763), as filed with the Securities and Exchange Commission on May 6, 2008, and incorporated by reference herein.

(10)	Previously filed as Exhibit 10.7 to Blue Nile, Inc.’s Registration Statement on Form S-1 (No. 333-113494), as filed with the Securities and Exchange Commission on March 11, 2004, as amended, and incorporated by reference herein.

(11)	Previously filed as Exhibit 10.1 to Blue Nile, Inc.’s Quarterly Report on Form 10-Q (No. 000-50763) as filed with the Securities and Exchange Commission on November 7, 2008, and incorporated by reference herein.

(12)	Previously filed as Exhibit 10.2 to Blue Nile, Inc.’s Quarterly Report on Form 10-Q (No. 000-50763) as filed with the Securities and Exchange Commission on May 13, 2009 and incorporated by reference herein.

(13)	Previously filed as the like numbered exhibit to Blue Nile, Inc.’s Annual Report on Form 10-K (No. 000-50763), as filed with the Securities and Exchange Commission on March 5, 2009, and incorporated by reference herein.

(14)	Filed herewith.

(15)	Previously filed as Item 5.02 to Blue Nile, Inc.’s Current Report on Form 8-K (No. 000-50763), as filed with the Securities and Exchange Commission on March 5, 2008, and incorporated by reference herein.

(16)	Filed herewith. The certifications attached as Exhibits 32.1 and 32.2 accompany this Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Blue Nile, Inc. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

(17)	Previously filed as Exhibit 10.3 to Blue Nile, Inc.’s Quarterly Report on Form 10-Q (No. 000-50763) as filed with the Securities and Exchange Commission on May 13, 2009, and incorporated by reference herein.

(18)	Previously filed as Exhibit 10.2 to Blue Nile, Inc.’s Quarterly Report on Form 10-Q (No. 000-50763) as filed with the Securities and Exchange Commission on May 13, 2009, and incorporated by reference herein.

(19)	Previously filed as the like numbered exhibit to Blue Nile, Inc.’s Registration Statement on Form S-1 (No. 333-113494) as filed with the Securities and Exchange Commission on March 11, 2004, and incorporated by reference herein.