Form 10-Q
period 2010-04-04
BLUE NILE INC
filed 2010-05-11
CIK 1091171

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 4, 2010
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
     Yes ☐ No ☑
     As of May 4, 2010, the registrant had 14,505,051 shares of common stock outstanding.

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

BLUE NILE, INC.
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BLUE NILE, INC.
Condensed Consolidated Balance Sheets
(in thousands, except par value)

	April 4,	January 3,
	2010	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$47,238	$78,149
Short-term investments	—	15,000
Trade accounts receivable	1,902	1,594
Other accounts receivable	324	241
Inventories	21,264	19,434
Deferred income taxes	342	449
Prepaid federal income taxes	1,007	—
Prepaids and other current assets	801	977

Total current assets	72,878	115,844
Property and equipment, net	7,057	7,332
Intangible assets, net	312	325
Deferred income taxes	7,327	6,769
Other assets	144	145

Total assets	$87,718	$130,415

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$46,773	$76,128
Accrued liabilities	4,350	9,805
Current portion of long-term financing obligation	44	44
Current portion of deferred rent	205	205

Total current liabilities	51,372	86,182
Long-term financing obligation, less current portion	785	796
Deferred rent, less current portion	110	168
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, none issued and outstanding Common stock, $0.001 par value; 300,000 shares authorized;
19,961 shares and 19,810 shares issued, respectively
14,503 shares and 14,644 shares outstanding, respectively	20	20
Additional paid-in capital	161,153	156,030
Accumulated other comprehensive (loss) income	(66)	61
Retained earnings	51,387	48,999
Treasury stock, at cost; 5,458 and 5,166 shares outstanding, respectively	(177,043)	(161,841)

Total stockholders’ equity	35,451	43,269

Total liabilities and stockholders’ equity	$87,718	$130,415

The accompanying notes are an integral part of these condensed consolidated financial statements

BLUE NILE, INC.
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Quarter ended
	April 4,	April 5,
	2010	2009
Net sales	$74,060	$62,403
Cost of sales	58,259	49,200

Gross profit	15,801	13,203

Selling, general and administrative expenses	12,221	10,299

Operating income	3,580	2,904

Other income, net:
Interest income, net	5	67
Other income, net	68	13

Total other income, net	73	80

Income before income taxes	3,653	2,984
Income tax expense	1,265	1,044

Net income	$2,388	$1,940

Basic net income per share	$0.16	$0.13

Diluted net income per share	$0.16	$0.13

The accompanying notes are an integral part of these condensed consolidated financial statements

BLUE NILE, INC.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(unaudited)
(in thousands)

			Additional		Accumulated Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity
Balance, January 3, 2010	19,810	$20	$156,030	$48,999	$61	(5,166)	$(161,841)	$43,269
Net income				2,388				2,388
Other comprehensive income (loss):
Foreign currency translation adjustment					(127)			(127)

Total comprehensive income								2,261
Tax benefit from exercise of stock options			2,716					2,716
Exercise of common stock options	144		486					486
Issuance of common stock to directors	1		30					30
Vesting of restricted stock units	6							—
Stock-based compensation			1,891					1,891
Repurchase of common stock						(292)	(15,202)	(15,202)

Balance, April 4, 2010	19,961	$20	$161,153	$51,387	$(66)	(5,458)	$(177,043)	$35,451

The accompanying notes are an integral part of these condensed consolidated financial statements

BLUE NILE, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Year to date ended
	April 4,	April 5,
	2010	2009
Operating activities:
Net income	$2,388	$1,940
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	746	590
Stock-based compensation	1,884	1,823
Deferred income taxes	(451)	(91)
Tax benefit (deficiency) from exercise of stock options	2,716	(4)
Excess tax benefit from exercise of stock options	(76)	—
Changes in assets and liabilities:
Receivables	(391)	(466)
Inventories	(1,830)	2,632
Prepaid federal income taxes	(1,007)	—
Prepaid expenses and other assets	178	306
Accounts payable	(29,324)	(26,834)
Accrued liabilities	(5,455)	(1,266)
Deferred rent and other	(58)	(47)

Net cash used in operating activities	(30,680)	(21,417)

Investing activities:
Purchases of property and equipment	(516)	(636)
Maturity of short-term investments	15,000	—

Net cash provided by (used in) investing activities	14,484	(636)

Financing activities:
Repurchase of common stock	(15,202)	—
Proceeds from stock option exercises	486	15
Excess tax benefit from exercise of stock options	76	—
Principal payments under long-term financing obligation	(11)	(10)

Net cash (used in) provided by financing activities	(14,651)	5

Effect of exchange rate changes on cash and cash equivalents	(64)	(76)

Net decrease in cash and cash equivalents	(30,911)	(22,124)

Cash and cash equivalents, beginning of period	78,149	54,451

Cash and cash equivalents, end of period	$47,238	$32,327

The accompanying notes are an integral part of these condensed consolidated financial statements

Blue Nile, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1. Description of Our Business and Summary of Significant Accounting Policies
The Company
Blue Nile, Inc. (the “Company”) is the leading online retailer of high quality diamonds and fine jewelry. In addition to sales of diamonds, fine jewelry and watches, the Company provides education, guidance and support to enable customers to more effectively learn about and purchase diamonds as well as classically styled fine jewelry. The Company, a Delaware corporation, based in Seattle, Washington, was formed in March 1999. The Company serves consumers in over 40 countries and territories all over the world and maintains its primary website at www.bluenile.com. The Company also operates the www.bluenile.co.uk and www.bluenile.ca websites.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended January 3, 2010, filed with the Securities and Exchange Commission on February 25, 2010. The same accounting policies are followed for preparing quarterly and annual financial statements. In the opinion of management, all adjustments necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods have been included and are of a normal, recurring nature.
The financial information as of January 3, 2010 is derived from the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended January 3, 2010, included in Item 8 of the Annual Report on Form 10-K for the year ended January 3, 2010.
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
Recent Accounting Pronouncements
In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”), “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 requires reporting entities to make new disclosures about recurring or nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on gross basis in the reconciliation of Level 3 fair value measurements. ASU 2010-06 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The adoption of ASU 2010-06 in the first quarter of 2010 did not have a material impact on the Company’s consolidated results of operations or financial condition.

Blue Nile, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 2. Stock-based Compensation
The Company accounts for stock-based compensation arrangements in accordance with the provisions of ASC Topic 718, “Stock Compensation.” Stock options are granted at prices equal to the fair market value of the Company’s common stock on the date of grant. Stock options granted generally provide for 25% vesting on the first anniversary of the date of grant, with the remainder vesting monthly in equal amounts over the following three years, and expire 10 years from the date of grant. As of April 4, 2010, the Company had four equity plans. Additional information regarding these plans is disclosed in the Company’s Annual Report on Form 10-K for the year ended January 3, 2010.
In the first quarter of 2010, the Company granted restricted stock units (RSUs) to executives under the 2004 Equity Incentive Plan. The RSUs have a grant date fair value of approximately $49,000, and vest 25% per year over four years, commencing on the first anniversary of the grant date. Each RSU is converted to one share of common stock when it vests.
Compensation expense, net of estimated forfeitures, is recognized on a straight-line basis over the vesting period for each stock option and restricted stock unit grant.
The fair value of each stock option on the date of grant is estimated using the Black-Scholes-Merton option valuation model.
The following weighted-average assumptions were used for the valuation of options granted during the periods presented:

	Quarter ended
	April 4,	April 5,
	2010	2009
Expected term	4 years	4 years
Expected volatility	58.4%	54.7%
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	1.42%	1.33%

Estimated weighted-average fair value per option granted	$22.53	$9.12
The assumptions used to calculate the fair value of options granted are evaluated and revised, if necessary, to reflect market conditions and the Company’s experience.
The fair value of each restricted stock unit is based on the fair market value of the Company’s common stock on the date of grant.

Blue Nile, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
A summary of stock option activity for the quarter ended April 4, 2010 is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Options	Average	Contractural	Intrinsic Value
	(in thousands)	Exercise Price	Term (in years)	(in thousands)
Balance, January 3, 2010	2,636	$33.44
Granted	206	49.33
Exercised	(144)	3.38
Cancelled	(4)	50.52

Balance, April 4, 2010	2,694	$36.23	6.92	$58,989

Vested and expected to vest at April 4, 2010	2,566	$36.09	6.82	$56,679
Exercisable, April 4, 2010	1,740	$34.08	5.92	$41,836
A summary of restricted stock unit activity for the quarter ended April 4, 2010 is as follows:

			Weighted
		Weighted	Average
		Average Grant	Remaining	Aggregate
	RSUs	Date Fair	Contractural	Intrinsic Value
	(in thousands)	Value	Term (in years)	(in thousands)
Balance, January 3, 2010	12	$21.22
Granted	1	49.49
Vested	(6)	21.22
Cancelled	—	—

Balance, April 4, 2010	7	$25.18	1.09	$399

Vested and expected to vest at April 4, 2010	7	$25.18	1.09	$399
The aggregate intrinsic value in the tables above is before applicable income taxes and represents the amount recipients would have received if all options had been exercised or restricted stock units had been converted on the last business day of the period indicated, based on the Company’s closing stock price.
The total intrinsic value of options exercised during the quarter ended April 4, 2010 was $8.2 million. During the quarter ended April 4, 2010, the total fair value of options vested was $2.6 million. As of April 4, 2010, the Company had total unrecognized compensation costs related to unvested stock options and restricted stock units of $13.6 million, before income taxes. The Company expects to recognize this cost over a weighted average period of 2.8 years for its options and 1.3 years for its restricted stock units.

Blue Nile, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 3. Short-term Investments
In August 2009, the Company purchased an investment in the form of a time deposit with a financial institution. The $15.0 million investment matured in January 2010.
Note 4. Inventories
Inventories are stated at cost and consist of the following (in thousands):

	April 4,	January 3,
	2010	2010
Loose diamonds	$944	$297
Fine jewelry, watches and other	20,320	19,137

	$21,264	$19,434

Note 5. Net Income Per Share
Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares and common share equivalents outstanding. Common share equivalents included in the computation represent shares issuable upon assumed exercise of outstanding stock options and conversion of unvested restricted stock units, except when the effect of their inclusion would be antidilutive.
The following tables set forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Quarter ended
	April 4,	April 5,
	2010	2009
Net income	$2,388	$1,940

Weighted average common shares outstanding	14,565	14,496

Basic net income per share	$0.16	$0.13

Dilutive effect of stock options and restricted stock units	719	325

Common stock and common stock equivalents	15,284	14,821

Diluted net income per share	$0.16	$0.13

The Company excluded 404,291 and 2,070,112 stock option shares from the computation of diluted net income per share for the quarters ended April 4, 2010 and April 5, 2009, respectively, due to their antidilutive effect.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our consolidated financial statements and the related notes contained elsewhere in this quarterly report on Form 10-Q and the Annual Report on Form 10-K filed for our fiscal year ended January 3, 2010.
Management Overview
We are the leading online retailer of high quality diamonds and fine jewelry that offers an exceptional customer experience. We showcase tens of thousands of independently certified diamonds and fine jewelry on our websites at www.bluenile.com, www.bluenile.ca, and www.bluenile.co.uk. We offer our customers the ability to purchase our products in 25 different currencies and to ship their orders to over 40 countries and territories across the globe.
We believe our capital-efficient business model allows us a competitive advantage over the bricks and mortar retailers with whom we compete. With our online model, we are able to eliminate much of the costs associated with carrying diamond inventory. In our inventory, we carry for sale hundreds of engagement ring, pendant and earring settings, wedding bands, and classically styled earrings, necklaces and other fine jewelry. A significant portion of our revenues are derived from the sale of diamonds. Generally, we purchase diamonds on a “just in time” basis from our suppliers when a customer places an order for a specific diamond. We then assemble the diamond with a ring, pendant or earring setting from our inventory into customized diamond jewelry according to our customer’s specifications. The finished jewelry is delivered to the customer as soon as one business day, but generally within three business days of order.
We believe that our success in building Blue Nile into a premium brand is a result of our focus on providing an exceptional customer experience. The Blue Nile customer experience is designed to empower our customers by providing them with substantial education, guidance, selection, customization capability, convenience and value. We believe that maintaining high overall customer satisfaction is critical to our ongoing efforts to promote the Blue Nile brand and to continue to profitably grow our business.
Highlights of the First Quarter Ended April 4, 2010
During the first quarter, our year-over-year net sales increased 18.7% to $74.1 million from $62.4 million in the first quarter of last year. Net sales increased in all of our significant markets, with our international markets growing 71.4%. Our gross profit as a percentage of net sales increased to 21.3% in the first quarter of 2010, compared with 21.2% for the first quarter of 2009. Our net income rose 23.1% to $2.4 million or $0.16 per share for the first quarter of 2010, compared to $1.9 million or $0.13 per share for the first quarter of 2009. As of April 4, 2010, we had cash and cash equivalents of $47.2 million and no debt.

Results of Operations
Comparison of the Quarter Ended April 4, 2010 to the Quarter Ended April 5, 2009
The following table presents our operating results for the quarters ended April 4, 2010 and April 5, 2009, including a comparison of the financial results for these periods (in thousands, except per share data):

	Quarter ended
	April 4,	April 5,
	2010	2009	$ Change	% Change
Net sales	$74,060	$62,403	$11,657	18.7%
Cost of sales	58,259	49,200	9,059	18.4%

Gross profit	15,801	13,203	2,598	19.7%

Selling, general and administrative expenses	12,221	10,299	1,922	18.7%

Operating income	3,580	2,904	676	23.3%

Other income, net:
Interest income	5	67	(62)	(92.5)%
Other income, net	68	13	55	423.1%

Total other income, net	73	80	(7)	(8.8)%

Income before income taxes	3,653	2,984	669	22.4%
Income tax expense	1,265	1,044	221	21.2%

Net income	$2,388	$1,940	$448	23.1%

Basic net income per share	$0.16	$0.13	$0.03	23.1%

Diluted net income per share	$0.16	$0.13	$0.03	23.1%

Net Sales
Net sales increased 18.7% during the first quarter of 2010 as compared with the first quarter of 2009, due to an increase in the average shipment value and an increase in the number of orders shipped. Sales of our non-engagement jewelry grew at rates above our overall sales growth rate. Net sales in the U.S. increased 13.6% to $64.5 million for the quarter, compared with $56.8 million for the same quarter last year. International sales increased 71.4% to $9.6 million, from $5.6 million in the prior year first quarter. Changes in foreign exchange rates during the first quarter of 2010, compared to the rates in effect during the first quarter of 2009, had a positive impact of approximately 19.6% on international sales. Excluding the impact of changes in foreign exchange rates, international sales increased 51.8% for the first quarter of 2010 compared to the first quarter of 2009.
Gross Profit
Gross profit increased 19.7% to $15.8 million in the first quarter of 2010 compared to $13.2 million in the first quarter of 2009. The increase in gross profit resulted primarily from the growth in net sales, as discussed above. Gross profit as a percentage of net sales was 21.3% for the first quarter of 2010 compared to 21.2% for the first quarter of 2009. The increase in gross profit as a percentage of net sales was primarily due to changes in our product mix and our diligent focus on optimizing product sourcing to obtain the best cost and value for the merchandise that we offer for sale.

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
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 18.7% to $12.2 million in the first quarter of 2010 compared to $10.3 million in the first quarter of 2009 due to several factors. Marketing and advertising costs increased $0.7 million in the first quarter of 2010, primarily due to increased spending on online marketing vehicles compared to prior year levels. Payroll and related expenses increased $0.6 million primarily due to increased headcount to support key business initiatives and the growth in operations. Credit card interchange and payment processing fees increased approximately $0.2 million due to higher sales volumes. These increases, as well as increases in other categories that were not individually material for disclosure, attributed to higher expenses in the first quarter of 2010. As a percentage of net sales, selling, general and administrative expenses were 16.5% in the first quarter of 2010 and in the first quarter of 2009.
To support our anticipated growth in net sales, we expect selling, general and administrative expenses to increase in future periods including costs related to our fulfillment and customer service operations, payment processing and other variable expenses, and the addition of personnel.
Operating Income
Operating income increased 23.3% to $3.6 million in the first quarter of 2010 compared to $2.9 million in the first quarter of 2009. The increase in operating income is primarily due to higher gross profit, offset by increased selling, general and administrative expenses.
Total Other Income, Net
The decrease in interest income, net in the first quarter of 2010 as compared with the first quarter of 2009 was primarily due to a decrease in interest income resulting from significantly lower interest rates during the first quarter of 2010 compared with the first quarter of 2009, offset by higher average cash and cash equivalent balances. Other income increased primarily due to lower unrealized losses related to foreign exchange rates during the first quarter of 2010 compared to the first quarter of 2009.

Liquidity and Capital Resources
We are primarily funded by our cash flows from operations. The significant components of our working capital are inventory and liquid assets such as cash and trade accounts receivable, reduced by accounts payable and accrued expenses. Our business model typically provides certain beneficial working capital characteristics. While we collect cash from sales to customers within several business days of the related sale, we typically have extended payment terms with our suppliers.
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
As of April 4, 2010, working capital totaled $21.5 million, including cash and cash equivalents of $47.2 million and inventory of $21.3 million, partially offset by accounts payable of $46.8 million. We believe that our current cash and cash equivalents as well as cash flows from operations will be sufficient to continue our operations and meet our capital needs for the foreseeable future.
Net cash of $30.7 million was used in operating activities for the quarter ended April 4, 2010, compared to net cash used in operating activities of $21.4 million for the quarter ended April 5, 2009. Net payment of payables totaled $29.3 million for the quarter ended April 4, 2010 and $26.8 million for the quarter ended April 5, 2009. In the first quarter, we generally have a significant pay down of our accounts payable balance built up during the fourth quarter holiday season. The volume of sales in the fourth quarter of 2009 was higher than the volume of sales in the fourth quarter of 2008, resulting in a higher net payment of payables in the first quarter of 2010 compared to the first quarter of 2009. Working capital used in the payment of accrued liabilities increased to $5.5 million in the quarter ended April 4, 2010 from $1.3 million in the quarter ended April 5, 2009 due to the timing of federal income tax, employee compensation and credit card interchange fee payments.
Net cash of $14.5 million was provided by investing activities for the quarter ended April 4, 2010 primarily related to the maturity of a $15.0 million short-term investment. Net cash of $0.6 million was used in investing activities for the quarter ended April 5, 2009 for the purchases of property and equipment to support our operations.
Net cash of $14.7 million was used in financing activities for the quarter ended April 4, 2010 related primarily to the repurchase of common stock.
During the quarter ended April 4, 2010, we repurchased 292,100 shares of our common stock for an aggregate purchase price of $15.2 million. In February 2008, our board of directors authorized the repurchase of up to $100 million of Blue Nile, Inc. common stock during the 24-month period following the approval date of such repurchase. On February 9, 2010, our board of directors authorized the repurchase of up to $100 million of the Company’s common stock during the 24-month period following the approval date of such repurchase. As of April 4, 2010, approximately $100 million remains under this repurchase authorization. Since the inception of our buyback program in the first quarter of 2005 through April 4, 2010, we have repurchased 4.7 million shares for a total of $176.4 million. The shares may be repurchased from time to time in open market transactions or in negotiated transactions off the market. The timing and amount of any shares repurchased is determined by management based on our evaluation of market conditions and other factors, including our cash needs. Repurchases may also be made under a Rule 10b5-1 plan. We continually assess market conditions, our cash position, operating results, current forecasts and other factors when making decisions about stock repurchases.
Net cash provided by financing activities for the quarter ended April 5, 2009 related primarily to proceeds from stock option exercises.
We do not carry any long or short-term debt other than trade payables, deferred rent and other short-term liabilities incurred in the ordinary course of business. However, projections of future cash needs and cash flows are subject to many factors and to uncertainty. We continually assess our capital structure and opportunities to obtain credit facilities, sell equity or debt securities, or undertake other transactions for strategic reasons or to further strengthen our financial position.

Contractual Obligations
There have been no material changes to our contractual obligations during the period covered by this report, outside of the ordinary course of business, from those disclosed in our Annual Report on Form 10-K for the year ended January 3, 2010.
Off-Balance Sheet Arrangements
As of April 4, 2010, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company’s exposure to financial market risk results primarily from fluctuations in interest rates and foreign currency exchange rates. There have been no material changes to our market risks as disclosed in our Annual Report on Form 10-K for the year ended January 3, 2010.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
During the quarter ended April 4, 2010, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed by us in our periodic reports filed or submitted under the Exchange Act with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our certifying officers concluded that as of the end of the period covered by this report, these disclosure controls and procedures are effective in the timely recording, processing, summarizing and reporting of material financial and non-financial information and are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended April 4, 2010, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
None.
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
We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described under Part I, Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended January 3, 2010, as filed with the Securities and Exchange Commission on February 25, 2010.
General economic factors may materially and adversely affect our financial performance and results of operations.*
Our financial performance and results of operations depend significantly on worldwide economic conditions and their impact on consumer spending. Luxury products, such as diamonds and fine jewelry, are discretionary purchases for consumers. Recessionary economic cycles, higher interest rates, higher fuel and energy costs, inflation, levels of unemployment, conditions in the residential real estate and mortgage markets, access to credit, consumer debt levels, unsettled financial markets, and other economic factors that may affect consumer spending or buying habits could materially and adversely affect demand for our products. In addition, the recent termoil in the financial markets has had and may continue to have an adverse effect on the United States and world economies, which could negatively impact consumer spending patterns for the foreseeable future. Reductions in consumer spending or disposable income may affect us more significantly than companies in other industries and companies with a more diversified product offering. In addition, negative global economic conditions may materially and adversely affect our suppliers’ financial performance, liquidity and access to capital. This may affect their ability to maintain their inventories, production levels and/or product quality, and could cause them to raise prices, lower production levels or cease their operations.
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

We expect our quarterly financial results to fluctuate, which may lead to volatility in our stock price.
We expect our net sales and operating results to vary significantly from quarter to quarter due to a number of factors, including changes in:
•	demand for our products;

•	the costs to acquire quality diamonds and precious metals;

•	our ability to attract visitors to our websites and convert those visitors into customers;

•	general economic conditions, both domestically and globally;

•	our ability to retain existing customers or encourage repeat purchases;

•	our ability to manage our product mix and inventory;

•	wholesale diamond prices;

•	consumer tastes and preferences for diamonds and fine jewelry;

•	our ability to manage our operations;

•	the extent to which we provide for and pay taxes;

•	stock-based compensation expense as a result of the nature, timing and amount of stock options and restricted stock units granted, the underlying assumptions used in valuing stock options, the estimated rate of stock option and restricted stock unit forfeitures and other factors;

•	advertising and other marketing costs;

•	our, or our competitors’ pricing and marketing strategies;

•	the introduction of competitive websites, products, price decreases or improvements;

•	conditions or trends in the diamond and fine jewelry industry;

•	conditions or trends in the Internet and e-commerce industry;

•	the success of our geographic, service and product line expansions;

•	foreign exchange rates;

•	interest rates; and

•	costs of expanding or enhancing our technology or websites.
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
Our systems are vulnerable to security breaches.*
Our technology systems may be breached due to the actions of outside parties, employee error, malfeasance, or otherwise, and, as a result, an unauthorized third party may obtain access to our confidential data or our customers’ data. Additionally, outside parties may attempt to fraudulently induce employees, users, or customers to disclose sensitive information in order to obtain access to our data or our customers’ data. Any such breach or unauthorized access could result in significant legal and financial exposure, damage to our reputation, and a loss of confidence in the security of our products and services that could potentially have an adverse effect on our business and results of operation. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures.
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
We may be unsuccessful in further expanding our operations internationally.
For the quarter ended April 4, 2010, international net sales represented more than 10% of our total annual net sales. In 2008 and 2009, we increased our product offerings and marketing and sales efforts throughout Europe, Canada and the Asia-Pacific region, and anticipate continuing to expand our international sales and operations in the future either by expanding local versions of our website for foreign markets or through acquisitions or alliances with third parties. Any international expansion plans we choose to undertake will increase the complexity of our business, require attention from management and other personnel and cause additional strain on our operations, technology systems, financial resources, and our internal financial control and reporting functions. Further, our expansion efforts may be unsuccessful. We have limited experience selling our products in international markets and in conforming to the local cultures, standards or policies necessary to successfully compete in those markets. We cannot be certain that we will be able to expand our global presence if we choose to further expand internationally. In addition, we may have to compete with retailers that have more experience with local markets. Our ability to expand and succeed internationally may also be limited by the demand for our products, the ability to successfully transact in foreign currencies, the ability of our brand to resonate with consumers globally and the adoption of electronic commerce in these markets. Different privacy, censorship and liability standards and regulations, and different intellectual property laws in foreign countries may prohibit expansion into such markets or cause our business and results of operations to suffer.
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
The trading price of our common stock has been and may continue to be subject to wide fluctuations. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements by us or our competitors, including announcements relating to strategic decisions or key personnel, service disruptions, changes in financial estimates and recommendations by security analysts, the operating and stock price performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets or general economic conditions.
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
We have and plan to continue to opportunistically repurchase shares of our common stock. Since the inception of our share repurchase program in the first quarter of 2005 through April 4, 2010, we have repurchased 4.7 million shares for a total of $176.4 million. In February 2010, our board of directors authorized the repurchase of up to $100 million of our common stock during the subsequent 24-month period. These repurchases and any repurchases we may make in the future may not prove to be at optimal prices and our use of cash for the stock repurchase program may not prove to be the best use of our cash resources and may adversely impact our future liquidity.
We have foreign exchange risk.
The results of operations of Blue Nile Jewellery, Ltd., our Ireland subsidiary, are exposed to foreign exchange rate fluctuations. Upon translation from foreign currency into U.S. dollars, operating results may differ materially from expectations, and we may record significant gains or losses.
Additionally, we allow customers to purchase our products in 24 foreign currencies. This exposes us to foreign exchange rate fluctuations and we may record significant gains or losses as a result of such fluctuations.
Our cash, cash equivalents and short-term investments are subject to a risk of loss based upon the solvency of the financial institutions in which they are maintained.
We maintain the majority of our cash, cash equivalents and short-term investments in accounts with major financial institutions within the United States, in the form of demand deposits, money market accounts, time deposits, U.S. Treasury Bills and other short-term investments. Deposits in these institutions may exceed the amounts of insurance provided, or deposits may not at all be covered by insurance. If any of these institutions becomes insolvent, it could substantially harm our financial condition and we may lose some, or all, of such deposits.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Below is a summary of stock repurchases during the quarter ended April 4, 2010.
Issuer Purchases of Equity Securities
(Dollars in thousands except per share amounts)

			Total number of	Approximate dollar
			shares purchased as	value of shares that
			part of publicly	may yet be
	Total number of	Average price	announced plans or	purchased under the
Period	shares purchased	paid per share	programs	plans or programs
				(1)
January 4, 2010 through January 31, 2010	172,400	$53.53	172,400	$74,322

February 1, 2010 through February 28, 2010	119,700	$49.90	119,700	$99,990

March 1, 2010 through April 4, 2010	—	$—	—	$99,990

Total shares purchased	292,100		292,100

(1)	On February 6, 2008, our board of directors authorized the repurchase of up to an additional $100 million of the Company’s common stock within the 24-month period following the approval date of such additional repurchase. On February 9, 2010, our board of directors authorized the repurchase of up to $100 million of the Company’s common stock within the 24-month period following the approval date of such repurchase. As of April 4, 2010, approximately $100 million remains under this repurchase authorization. The shares may be repurchased from time to time in open market transactions or in negotiated transactions off the market. The timing and amount of any shares repurchased is determined by the Company’s management based on its evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws.
Item 6. Exhibits
See exhibits listed under the Exhibit Index on page 34.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUE NILE, INC. Registrant

Date: May 11, 2010

/s/ Marc D. Stolzman
Marc D. Stolzman
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Exhibit Index

Exhibit
Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Blue Nile, Inc.

3.2(2)	Amended and Restated Bylaws of Blue Nile, Inc.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2(3)	Specimen Stock Certificate.

4.3(4)	Amended and Restated Investor Rights Agreement dated June 29, 2001 by and between Blue Nile, Inc. and certain holders of Blue Nile, Inc.’s preferred stock.

31.1(5)	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2(5)	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1(5)*	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2(5)*	Certification of Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Previously filed as Exhibit 3.1 to Blue Nile, Inc.’s Form 10-Q for the quarterly period ended July 4, 2004 (No. 000-50763), as filed with the Securities and Exchange Commission on August 6, 2004, and incorporated by reference herein.

(2)	Previously filed as the like numbered exhibit to Blue Nile, Inc.’s Current Report on Form 8-K (No. 000-50763), as filed with the Securities and Exchange Commission on November 9, 2009, and incorporated by reference herein.

(3)	Previously filed as Exhibit 4.2 to Blue Nile, Inc.’s Registration Statement on Form S-1/A (No. 333-113494), as filed with the Securities and Exchange Commission on May 4, 2004, as amended, and incorporated by reference herein.

(4)	Previously filed as the like numbered exhibit to Blue Nile, Inc.’s Registration Statement on Form S-1 (No. 333-113494), as filed with the Securities and Exchange Commission on March 11, 2004, and incorporated by reference herein.

(5)	Filed herewith.

*	The certifications attached as Exhibits 32.1 and 32.2 accompany this quarterly report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Blue Nile, Inc. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.