Form 10-Q
period 2010-07-04
BLUE NILE INC
filed 2010-08-11
CIK 1091171

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 4, 2010
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
     Yes ☐ No ☑
     As of August 6, 2010, the registrant had 14,317,767 shares of common stock outstanding.

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

BLUE NILE, INC.
INDEX

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Condensed Consolidated Balance Sheets (unaudited)	4
Condensed Consolidated Statements of Operations (unaudited)	5
Condensed Consolidated Statement of Changes in Stockholders’ Equity (unaudited)	6
Condensed Consolidated Statements of Cash Flows (unaudited)	7
Notes to Condensed Consolidated Financial Statements (unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	18

Item 4. Controls and Procedures	18

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	20

Item 1A. Risk Factors	20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 6. Exhibits	36

SIGNATURES	37
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BLUE NILE, INC.
Condensed Consolidated Balance Sheets
(in thousands, except par value)

	July 4,	January 3,
	2010	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$47,105	$78,149
Short-term investments	—	15,000
Trade accounts receivable	1,855	1,594
Other accounts receivable	245	241
Inventories	18,466	19,434
Deferred income taxes	231	449
Prepaids and other current assets	1,218	977

Total current assets	69,120	115,844
Property and equipment, net	6,783	7,332
Intangible assets, net	299	325
Deferred income taxes	7,861	6,769
Other assets	98	145

Total assets	$84,161	$130,415

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$46,720	$76,128
Accrued liabilities	5,791	9,805
Current portion of long-term financing obligation	45	44
Current portion of deferred rent	168	205

Total current liabilities	52,724	86,182
Long-term financing obligation, less current portion	773	796
Deferred rent, less current portion	90	168
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, none issued and outstanding
Common stock, $0.001 par value; 300,000 shares authorized;
19,981 shares and 19,810 shares issued, respectively
14,310 shares and 14,644 shares outstanding, respectively	20	20
Additional paid-in capital	163,624	156,030
Accumulated other comprehensive (loss) income	(173)	61
Retained earnings	54,190	48,999
Treasury stock, at cost; 5,671 and 5,166 shares outstanding, respectively	(187,087)	(161,841)

Total stockholders’ equity	30,574	43,269

Total liabilities and stockholders’ equity	$84,161	$130,415

The accompanying notes are an integral part of these condensed consolidated financial statements

BLUE NILE, INC.
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Quarter ended		Year to date ended
	July 4,	July 5,	July 4,	July 5,
	2010	2009	2010	2009
Net sales	$76,599	$69,852	$150,659	$132,255
Cost of sales	60,400	54,822	118,659	104,022

Gross profit	16,199	15,030	32,000	28,233

Selling, general and administrative expenses	11,951	10,692	24,172	20,991

Operating income	4,248	4,338	7,828	7,242

Other income, net:
Interest income, net	7	11	12	78
Other income, net	52	27	120	40

Total other income, net	59	38	132	118

Income before income taxes	4,307	4,376	7,960	7,360
Income tax expense	1,504	1,532	2,769	2,576

Net income	$2,803	$2,844	$5,191	$4,784

Basic net income per share	$0.19	$0.20	$0.36	$0.33

Diluted net income per share	$0.19	$0.19	$0.34	$0.32

The accompanying notes are an integral part of these condensed consolidated financial statements

BLUE NILE, INC.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(unaudited)
(in thousands)

			Additional		Accumulated Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity
Balance, January 3, 2010	19,810	$20	$156,030	$48,999	$61	(5,166)	$(161,841)	$43,269
Net income				5,191				5,191
Other comprehensive income (loss):
Foreign currency translation adjustment					(234)			(234)

Total comprehensive income								4,957
Tax benefit from exercise of stock options			2,808					2,808
Exercise of common stock options	164		954					954
Issuance of common stock to directors	1		60					60
Vesting of restricted stock units	6							—
Stock-based compensation			3,772					3,772
Repurchase of common stock						(505)	(25,246)	(25,246)

Balance, July 4, 2010	19,981	$20	$163,624	$54,190	$(173)	(5,671)	$(187,087)	$30,574

The accompanying notes are an integral part of these condensed consolidated financial statements

BLUE NILE, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Year to date ended
	July 4,	July 5,
	2010	2009
Operating activities:
Net income	$5,191	$4,784
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,525	1,213
Loss on disposal of property and equipment	—	9
Stock-based compensation	3,758	3,748
Deferred income taxes	(874)	(267)
Tax benefit from exercise of stock options	2,808	92
Excess tax benefit from exercise of stock options	(158)	(23)
Changes in assets and liabilities:
Receivables	(265)	327
Inventories	968	3,101
Prepaid expenses and other assets	(193)	(291)
Accounts payable	(29,434)	(16,619)
Accrued liabilities	(4,039)	(1,889)
Deferred rent and other	(116)	(106)

Net cash used in operating activities	(20,829)	(5,921)

Investing activities:
Purchases of property and equipment	(907)	(1,208)
Maturity of short-term investments	15,000	—

Net cash provided by (used in) investing activities	14,093	(1,208)

Financing activities:
Repurchase of common stock	(25,246)	—
Proceeds from stock option exercises	954	697
Excess tax benefit from exercise of stock options	158	23
Principal payments under long-term financing obligation	(22)	(20)

Net cash (used in) provided by financing activities	(24,156)	700

Effect of exchange rate changes on cash and cash equivalents	(152)	7

Net decrease in cash and cash equivalents	(31,044)	(6,422)

Cash and cash equivalents, beginning of period	78,149	54,451

Cash and cash equivalents, end of period	$47,105	$48,029

The accompanying notes are an integral part of these condensed consolidated financial statements

Blue Nile, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1. Description of Our Business and Summary of Significant Accounting Policies
The Company
Blue Nile, Inc. (the “Company”) is the leading online retailer of high quality diamonds and fine jewelry. In addition to sales of diamonds, fine jewelry and watches, the Company provides education, guidance and support to enable customers to more effectively learn about and purchase diamonds as well as classically styled fine jewelry. The Company, a Delaware corporation, based in Seattle, Washington, was formed in March 1999. The Company serves consumers in over 40 countries and territories all over the world and maintains its primary website at www.bluenile.com. The Company also operates the www.bluenile.co.uk and www.bluenile.ca websites. Information found on the Company’s websites is not incorporated by reference into this Quarterly Report on Form 10-Q or any of its other filings with the Securities and Exchange Commission.
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

Blue Nile, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 2. Stock-based Compensation
Stock options are granted at prices equal to the fair market value of the Company’s common stock on the date of grant. Stock options granted generally provide for 25% vesting on the first anniversary of the date of grant, with the remainder vesting monthly in equal amounts over the following three years, and expire 10 years from the date of grant. As of July 4, 2010, the Company had four equity plans. Additional information regarding these plans is disclosed in the Company’s Annual Report on Form 10-K for the year ended January 3, 2010.
In the first quarter of 2010, the Company granted restricted stock units (RSUs) to an executive under the 2004 Equity Incentive Plan. The RSUs have a grant date fair value of $49,000 and vest 25% per year over four years, commencing on the first anniversary of the grant date. Each RSU is converted to one share of common stock when it vests. No RSUs were granted in the second quarter of 2010.
Compensation expense, net of estimated forfeitures, is recognized on a straight-line basis over the vesting period for each stock option and restricted stock unit grant.
The fair value of each stock option on the date of grant is estimated using the Black-Scholes-Merton option valuation model.
The following weighted-average assumptions were used for the valuation of options granted during the periods presented:

	Quarter ended		Year to date ended
	July 4,	July 5,	July 4,	July 5,
	2010	2009	2010	2009
Expected term	4 years	4 years	4 years	4 years
Expected volatility	58.4%	57.0%	58.4%	54.9%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	1.22%	1.39%	1.41%	1.33%

Estimated weighted-average fair value per option granted	$23.13	$18.58	$22.58	$10.00
The assumptions used to calculate the fair value of options granted are evaluated and revised, if necessary, to reflect market conditions and the Company’s experience.
The fair value of each restricted stock unit is based on the fair market value of the Company’s common stock on the date of grant.

Blue Nile, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
A summary of stock option activity for the year to date ended July 4, 2010 is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Options	Average	Contractual	Intrinsic Value
	(in thousands)	Exercise Price	Term (in years)	(in thousands)
Balance, January 3, 2010	2,636	$33.44
Granted	224	49.46
Exercised	(164)	5.82
Cancelled	(14)	53.24

Balance, July 4, 2010	2,682	$36.36	6.69	$33,687

Vested and expected to vest at July 4, 2010	2,574	$36.25	6.61	$32,658
Exercisable, July 4, 2010	1,812	$34.46	5.78	$25,667
A summary of restricted stock unit activity for the year to date ended July 4, 2010 is as follows:

			Weighted
		Weighted	Average
		Average Grant	Remaining	Aggregate
	RSUs	Date Fair	Contractual	Intrinsic Value
	(in thousands)	Value	Term (in years)	(in thousands)
Balance, January 3, 2010	12	$21.22
Granted	1	49.49
Vested	(6)	21.22
Cancelled	—	—

Balance, July 4, 2010	7	$25.18	0.84	$323

Vested and expected to vest at July 4, 2010	7	$25.18	0.84	$323
The aggregate intrinsic value in the tables above is before applicable income taxes and represents the amount recipients would have received if all options had been exercised or restricted stock units had been converted on the last business day of the period indicated, based on the Company’s closing stock price.
The total intrinsic value of options exercised during the year to date ended July 4, 2010 was $8.8 million. During the year to date ended July 4, 2010, the total fair value of options vested was $4.1 million. As of July 4, 2010, the Company had total unrecognized compensation costs related to unvested stock options and restricted stock units of $12.4 million, before income taxes. The Company expects to recognize this cost over a weighted average period of 2.6 years for its options and 1.1 years for its restricted stock units.

Blue Nile, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 3. Inventories
Inventories are stated at cost and consist of the following (in thousands):

	July 4,	January 3,
	2010	2010
Loose diamonds	$841	$297
Fine jewelry, watches and other	17,625	19,137

	$18,466	$19,434

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
The following tables set forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Quarter ended		Year to date ended
	July 4,	July 5,	July 4,	July 5,
	2010	2009	2010	2009
Net income	$2,803	$2,844	$5,191	$4,784

Weighted average common shares outstanding	14,426	14,512	14,496	14,504

Basic net income per share	$0.19	$0.20	$0.36	$0.33

Dilutive effect of stock options and restricted stock units	678	703	697	467

Common stock and common stock equivalents	15,104	15,215	15,193	14,971

Diluted net income per share	$0.19	$0.19	$0.34	$0.32

For the quarter and year to date ended July 4, 2010, the Company excluded 523,956 and 470,783 stock option shares, respectively, from the computation of diluted net income per share due to their antidilutive effect. For the quarter and year to date ended July 5, 2009, the Company excluded 749,002 and 1,070,593 stock option shares, respectively, from the computation of diluted net income per share due to their antidilutive effect.

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
We believe our capital-efficient business model allows us a competitive advantage over the bricks and mortar retailers with whom we compete. With our online model, we are able to eliminate much of the costs associated with carrying diamond inventory. In our inventory, we carry for sale hundreds of engagement ring, pendant and earring settings, wedding bands, and classically styled earrings, necklaces and other fine jewelry. A significant portion of our revenues are derived from the sale of diamonds. Generally, we purchase diamonds on a “just in time” basis from our suppliers when a customer places an order for a specific diamond. We then assemble the diamond with a ring, pendant or earring setting from our inventory into customized diamond jewelry according to our customer’s specifications. The finished jewelry is delivered to the customer as soon as within one business day, but generally within three business days of order.
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
Highlights of the Second Quarter Ended July 4, 2010
We achieved record second quarter sales of $76.6 million, a 9.7% increase from the second quarter of last year. Our international markets continued to deliver strong sales results, with a second quarter increase of 28.2%, compared to the second quarter of last year. Our gross profit of $16.2 million was also a record for any second quarter in our history. Our net income was $0.19 per diluted share for the second quarter of both 2010 and 2009. As of July 4, 2010, we had cash and cash equivalents of $47.1 million and no debt.
We experienced strong sales growth throughout much of the quarter but saw a softening in sales trends in the month of June. We believe that the high levels of unemployment, volatility in the financial markets and uncertainty in the global economy that led to a decline in consumer confidence in June had an impact on consumer spending and our sales results. We believe that to the extent the macroeconomic environment remains challenging, it will have an impact on our sales growth.

Results of Operations
Comparison of the Quarter Ended July 4, 2010 to the Quarter Ended July 5, 2009
The following table presents our operating results for the quarters ended July 4, 2010 and July 5, 2009, including a comparison of the financial results for these periods (in thousands, except per share data):

	Quarter ended
	July 4,	July 5,
	2010	2009	$ Change	% Change
Net sales	$76,599	$69,852	$6,747	9.7%
Cost of sales	60,400	54,822	5,578	10.2%

Gross profit	16,199	15,030	1,169	7.8%

Selling, general and administrative expenses	11,951	10,692	1,259	11.8%

Operating income	4,248	4,338	(90)	(2.1)%

Other income, net:
Interest income	7	11	(4)	(36.4)%
Other income, net	52	27	25	92.6%

Total other income, net	59	38	21	55.3%

Income before income taxes	4,307	4,376	(69)	(1.6)%
Income tax expense	1,504	1,532	(28)	(1.8)%

Net income	$2,803	$2,844	$(41)	(1.4)%

Basic net income per share	$0.19	$0.20	$(0.01)	(5.0)%

Diluted net income per share	$0.19	$0.19	$—	0.0%

Net Sales
Net sales increased 9.7% during the second quarter of 2010 as compared with the second quarter of 2009, due to an increase in the average shipment value and an increase in the number of orders shipped. We experienced strong growth throughout most of the quarter but saw a softening of sales trends in June, which we attribute to the macroeconomic environment as discussed earlier. The softer sales trends continued into July, with a slight improvement near the end of the month. We believe that continued volatility in the financial markets and low consumer confidence levels will continue to influence our sales trends.
Sales of our non-engagement jewelry were strong and grew at rates above our overall sales growth rate for the quarter. Net sales in the U.S. increased 7.5% to $67.5 million for the quarter, compared with $62.8 million for the same quarter last year. International sales increased 28.2% to $9.1 million, from $7.1 million in the prior year second quarter. Foreign exchange rates during the second quarter of 2010, compared to the rates in effect during the second quarter of 2009, had a positive impact of approximately 7.1% on international sales. Excluding the impact of changes in foreign exchange rates, international sales increased 21.1% for the second quarter of 2010 compared to the second quarter of 2009.
Gross Profit
Gross profit increased 7.8% to $16.2 million in the second quarter of 2010 compared to $15.0 million in the second quarter of 2009. The gross profit of $16.2 million was the highest second quarter gross profit for the Company. The increase in gross profit resulted primarily from the growth in net sales, as discussed above. Gross profit as a percentage of net sales decreased to 21.1% for the second quarter of 2010 compared to 21.5% for the second quarter of 2009, primarily due to product mix.

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
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 11.8% to $12.0 million in the second quarter of 2010 compared to $10.7 million in the second quarter of 2009 due to several factors. Marketing and advertising costs increased $0.5 million in the second quarter of 2010, primarily due to increased spending on online marketing vehicles compared to prior year levels. Payroll and related expenses increased $0.3 million primarily due to increased headcount to support key business initiatives and the growth in operations. Credit card interchange and payment processing fees increased approximately $0.2 million due to higher sales volumes. Depreciation expense related to additional capitalized assets added approximately $0.2 million to expenses. These increases, as well as increases in other categories that were not individually material for disclosure, contributed to higher expenses in the second quarter of 2010. As a percentage of net sales, selling, general and administrative expenses increased to 15.6% in the second quarter of 2010, as compared to 15.3% in the second quarter of 2009. The increase was due to higher year over year marketing expense and semi-variable costs that did not decline as quickly as volume-driven costs in response to the slowdown in sales growth that occurred during the last month of the quarter.
To support our anticipated growth in net sales, we expect selling, general and administrative expenses to increase in future periods including costs related to our fulfillment and customer service operations, payment processing and other variable expenses, and the addition of personnel.
Operating Income
Operating income decreased 2.1% to $4.2 million in the second quarter of 2010 compared to $4.3 million in the second quarter of 2009. The decrease in operating income is primarily due to increased selling, general and administrative expenses, partially offset by higher gross profit.
Total Other Income, Net
The increase in other income, net was primarily the result of a legal settlement received in the second quarter of 2010, compared to a legal claim expense incurred in the second quarter of 2009.

Comparison of the Year to Date Ended July 4, 2010 to the Year to Date Ended July 5, 2009
The following table presents our operating results for the years to date ended July 4, 2010 and July 5, 2009, including a comparison of the financial results for these periods (dollars in thousands, except per share data):

	Year to date ended
	July 4,	July 5,
	2010	2009	$ Change	% Change
Net sales	$150,659	$132,255	$18,404	13.9%
Cost of sales	118,659	104,022	14,637	14.1%

Gross profit	32,000	28,233	3,767	13.3%

Selling, general and administrative expenses	24,172	20,991	3,181	15.2%

Operating income	7,828	7,242	586	8.1%

Other income, net:
Interest income	12	78	(66)	-84.6%
Other income, net	120	40	80	200.0%

Total other income, net	132	118	14	11.9%

Income before income taxes	7,960	7,360	600	8.2%
Income tax expense	2,769	2,576	193	7.5%

Net income	$5,191	$4,784	$407	8.5%

Basic net income per share	$0.36	$0.33	$0.03	9.1%

Diluted net income per share	$0.34	$0.32	$0.02	6.3%

Net Sales
Net sales increased 13.9% during the year to date ended July 4, 2010, compared with the year to date ended July 5, 2009 due to an increase in the average shipment value and an increase in the number of orders shipped. Sales of our non-engagement jewelry have been strong in year to date 2010, and have grown at rates above our overall sales growth rate. Net sales in the U.S. increased 10.3% to $131.9 million during the year to date ended July 4, 2010, compared with $119.6 million during the year to date ended July 5, 2009. International sales increased 47.2% in the year to date ended July 4, 2010, to $18.7 million, from $12.7 million in the year to date ended July 5, 2009. Foreign exchange rates during the year to date ended July 4, 2010, compared to the rates in effect during the year to date ended July 5, 2009, had a positive impact of approximately 11.8% on international sales. Excluding the impact of changes in foreign exchange rates, international sales increased 35.4% in the year to date ended July 4, 2010 over the year to date ended July 5, 2009.
Gross Profit
Gross profit increased $3.8 million to $32.0 million in the year to date ended July 4, 2010 compared to $28.2 million in the year to date ended July 5, 2009. The increase in gross profit resulted from the growth in net sales. Gross profit as a percentage of net sales was 21.2% in the year to date ended July 4, 2010, compared with 21.3% in the year to date ended July 5, 2009. The slight decrease is primarily due to product mix.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 15.2% to $24.2 million in the year to date ended July 4, 2010 compared to $21.0 million in the year to date ended July 5, 2009 due to several factors. Marketing and advertising costs increased $1.2 million, primarily due to increased spending on online marketing vehicles compared to prior year levels. Payroll and related expenses increased $0.9 million primarily due to increased headcount to support key business initiatives and the growth in operations. Credit card interchange and payment processing fees increased approximately $0.4 million due to higher sales volumes. Depreciation expense related to additional capitalized assets increased $0.3 million. Legal expenses increased by $0.2 million due to an increase in the number of legal and corporate matters. These increases, as well as increases in other categories that were not individually material for disclosure, contributed to higher expenses in the year to date ended July 4, 2010, compared to the year to date ended July 5, 2009. As a percentage of net sales, selling, general and administrative expenses were 16.0% in the year to date ended July 4, 2010, as compared to 15.9% in the year to date ended July 5, 2009.
Operating Income
Operating income increased 8.1% to $7.8 million in the year to date ended July 4, 2010 compared to $7.2 million in the year to date ended July 5, 2009. The increase in operating income for the year to date ended July 4, 2010 is primarily due to higher gross profit, partially offset by higher selling, general and administrative expenses.
Other Income, Net
The decrease in interest income in the year to date ended July 4, 2010 as compared with the year to date ended July 5, 2009 was primarily due to a decrease in interest rates as well as a lower overall cash balance due to share repurchases. The increase in other income was mainly due to an increase in advertising income and decrease in legal claim expenses.
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
Recessionary economic cycles, investment and credit market conditions and volatility, unemployment levels and other economic factors impact consumer spending patterns. Consumer concerns about continuing economic weakness and uncertainty in the global economy impacted our results in June, and there is unpredictability in sales trends in July. While the June and July impact has been less severe than we experienced in late 2008 and early 2009, we believe that our revenue, cash flows from operations and net income may continue to be impacted by macroeconomic conditions.
Our liquidity is primarily dependent upon our net cash from operating activities. Our net cash from operating activities is sensitive to many factors, including changes in working capital. Working capital at any specific point in time is dependent upon many variables, including our operating results, seasonality, inventory management and assortment expansion, the timing of cash receipts and payments, and vendor payment terms.
As of July 4, 2010, working capital totaled $16.4 million, including cash and cash equivalents of $47.1 million and inventory of $18.5 million, partially offset by accounts payable of $46.7 million. We believe that our current cash and cash equivalents as well as cash flows from operations will be sufficient to continue our operations and meet our capital needs for the foreseeable future.
Net cash of $20.8 million was used in operating activities for the year to date ended July 4, 2010, compared to net cash used in operating activities of $5.9 million for the year to date ended July 5, 2009. Net payment of payables totaled $29.4 million for the year to date ended July 4, 2010 and $16.6 million for the year to date ended July 5, 2009. In the first quarter, we generally have a significant pay down of our accounts payable balance built up during the fourth quarter holiday season. The volume of sales in the fourth quarter of 2009 was higher than the volume of sales in the fourth quarter of 2008, resulting in a higher net payment of payables in the year to date ended July 4, 2010 compared to the year to date ended July 5, 2009. The higher net payment of payables was also due to the softening of sales in June, which resulted in a slower build up of accounts payable during the second quarter of 2010. Working capital used in the payment of accrued liabilities increased to $4.0 million in the year to date ended July 4, 2010 from $1.9 million in the year to date ended July 5, 2009 due to higher employee compensation and credit card interchange expenses accrued at the end of fiscal year 2009 that were paid in the first quarter of 2010, compared to those expenses accrued at the end of fiscal year 2008 that were paid in the first quarter of 2009.
Net cash of $14.1 million was provided by investing activities for the year to date ended July 4, 2010 primarily related to the maturity of a $15.0 million short-term investment. Net cash of $1.2 million was used in investing activities for the year to date ended July 5, 2009 for the purchases of property and equipment to support our operations.

Net cash of $24.2 million was used in financing activities for the year to date ended July 4, 2010 related primarily to the repurchase of common stock.
During the year to date ended July 4, 2010, we repurchased 505,101 shares of our common stock for an aggregate purchase price of $25.2 million. On February 9, 2010, our board of directors authorized the repurchase of up to $100 million of the Company’s common stock during the 24-month period following the approval date of such repurchase. As of July 4, 2010, approximately $89.9 million remains under this repurchase authorization. Since the inception of our buyback program in the first quarter of 2005 through July 4, 2010, we have repurchased 4.9 million shares for a total of $186.5 million. The shares may be repurchased from time to time in open market transactions or in negotiated transactions off the market. The timing and amount of any shares repurchased is determined by management based on our evaluation of market conditions and other factors, including our cash needs. Repurchases may also be made under a Rule 10b5-1 plan. We continually assess market conditions, our cash position, operating results, current forecasts and other factors when making decisions about stock repurchases.
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
Off-Balance Sheet Arrangements
As of July 4, 2010, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company’s exposure to financial market risk results primarily from fluctuations in interest rates and foreign currency exchange rates. There have been no material changes to our market risks as disclosed in our Annual Report on Form 10-K for the year ended January 3, 2010.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
During the quarter ended July 4, 2010, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed by us in our periodic reports filed or submitted under the Exchange Act with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our certifying officers concluded that as of the end of the period covered by this report, these disclosure controls and procedures are effective in the timely recording, processing, summarizing and reporting of material financial and non-financial information and are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended July 4, 2010 that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Further, any reduction in our sales will affect our liquidity. As discussed under “Liquidity and Capital Resources” in Part I, Item 2 of this Form 10-Q, our liquidity is primarily dependent upon our net cash from operating activities. Our net cash from operating activities is sensitive to many factors, including changes in working capital. Working capital at any specific point in time is dependent upon many variables, including our operating results, seasonality, inventory management and assortment expansion, the timing of cash receipts and payments, and vendor payment terms.
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
Our systems are vulnerable to security breaches.*
Our technology systems may be breached due to the actions of outside parties, employee error, malfeasance, or otherwise, and, as a result, an unauthorized third party may obtain access to our confidential data or our customers’ data. Additionally, outside parties may attempt to fraudulently induce employees, users, or customers to disclose sensitive information in order to obtain access to our data or our customers’ data. Any such breach or unauthorized access could result in significant legal and financial exposure, damage to our reputation, and a loss of confidence in the security of our products and services that could potentially have an adverse effect on our business and results of operations. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures.

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
For the year to date ended July 4, 2010, international net sales represented more than 10% of our total annual net sales. In 2008 and 2009, we increased our product offerings and marketing and sales efforts throughout Europe, Canada and the Asia-Pacific region, and anticipate continuing to expand our international sales and operations in the future either by expanding local versions of our website for foreign markets or through acquisitions or alliances with third parties. Any international expansion plans we choose to undertake will increase the complexity of our business, require attention from management and other personnel and cause additional strain on our operations, technology systems, financial resources, and our internal financial control and reporting functions. Further, our expansion efforts may be unsuccessful. We have limited experience selling our products in international markets and in conforming to the local cultures, standards or policies necessary to successfully compete in those markets. We cannot be certain that we will be able to expand our global presence if we choose to further expand internationally. In addition, we may have to compete with retailers that have more experience with local markets. Our ability to expand and succeed internationally may also be limited by the demand for our products, the ability to successfully transact in foreign currencies, the ability of our brand to resonate with consumers globally and the adoption of electronic commerce in these markets. Different privacy, censorship and liability standards and regulations, and different intellectual property laws in foreign countries may prohibit expansion into such markets or cause our business and results of operations to suffer.
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
We have and plan to continue to opportunistically repurchase shares of our common stock. Since the inception of our share repurchase program in the first quarter of 2005 through July 4, 2010, we have repurchased 4.9 million shares for a total of $186.5 million. In February 2010, our board of directors authorized the repurchase of up to $100 million of our common stock during the subsequent 24-month period. These repurchases and any repurchases we may make in the future may not prove to be at optimal prices and our use of cash for the stock repurchase program may not prove to be the best use of our cash resources and may adversely impact our future liquidity.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Below is a summary of stock repurchases during the quarter ended July 4, 2010.
Issuer Purchases of Equity Securities
(Dollars in thousands except per share amounts)

			Total number of	Approximate dollar
			shares purchased as	value of shares that
			part of publicly	may yet be
	Total number of	Average price	announced plans or	purchased under the
Period	shares purchased	paid per share	programs	plans or programs
				(1)
April 5, 2010 through May 2, 2010	—	$—	—	$99,990

May 3, 2010 through May 30, 2010	135,701	$47.30	135,701	$93,571

May 31, 2010 through July 4, 2010	77,300	$46.90	77,300	$89,946

Total shares purchased	213,001		213,001

(1)	On February 9, 2010, our board of directors authorized the repurchase of up to $100 million of the Company’s common stock within the 24-month period following the approval date of such repurchase. This repurchase was announced by the Company on February 11, 2010. As of July 4, 2010, approximately $89.9 million remains under this repurchase authorization. The shares may be repurchased from time to time in open market transactions or in negotiated transactions off the market. The timing and amount of any shares repurchased is determined by the Company’s management based on its evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws.
Item 6. Exhibits
See exhibits listed under the Exhibit Index immediately following page 36.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUE NILE, INC.
Registrant

Date: August 10, 2010

/s/ Marc D. Stolzman
Marc D. Stolzman
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Exhibit Index

Exhibit
Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Blue Nile, Inc.

3.2(2)	Amended and Restated Bylaws of Blue Nile, Inc.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2(3)	Specimen Stock Certificate.

4.3(4)	Amended and Restated Investor Rights Agreement dated June 29, 2001 by and between Blue Nile, Inc. and certain holders of Blue Nile, Inc.’s preferred stock.

10.1(5)*	Performance Bonus Plan.

10.2(5)*	Executive Cash Bonus Plan for Fiscal Year 2010.

31.1(6)	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2(6)	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1(6)**	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2(6)**	Certification of Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

101. INS	XBRL Instance Document

101. SCH	XBRL Taxonomy Extension Schema Document

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101. DEF	XBRL Taxonomy Extension Definition Linkbase Document

101. LAB	XBRL Taxonomy Extension Label Linkbase Document

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed as Exhibit 3.1 to Blue Nile, Inc.’s Form 10-Q for the quarterly period ended July 4, 2004 (No. 000-50763), as filed with the Securities and Exchange Commission on August 6, 2004, and incorporated by reference herein.

(2)	Previously filed as the like numbered exhibit to Blue Nile, Inc.’s Current Report on Form 8-K (No. 000-50763), as filed with the Securities and Exchange Commission on November 9, 2009, and incorporated by reference herein.

(3)	Previously filed as Exhibit 4.2 to Blue Nile, Inc.’s Registration Statement on Form S-1/A (No. 333-113494), as filed with the Securities and Exchange Commission on May 4, 2004, as amended, and incorporated by reference herein.

(4)	Previously filed as the like numbered exhibit to Blue Nile, Inc.’s Registration Statement on Form S-1 (No. 333-113494), as filed with the Securities and Exchange Commission on March 11, 2004, and incorporated by reference herein.

(5)	Previously filed as the like numbered exhibit to Blue Nile, Inc.’s Current Report on Form 8-K (No. 000-50763), as filed with the Securities and Exchange Commission on May 25, 2010, and incorporated by reference herein.

(6)	Filed herewith.

*	Denotes a management contract or compensatory plan, contract or agreement, in which the Company’s directors or executive officers may participate.

**	The certifications attached as Exhibits 32.1 and 32.2 accompany this quarterly report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Blue Nile, Inc. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.