Form 10-Q
period 2010-10-03
BLUE NILE INC
filed 2010-11-09
CIK 1091171

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2010
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
     Yes ☐ No ☑
     As of November 3, 2010, the registrant had 14,386,310 shares of common stock outstanding.

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

BLUE NILE, INC.
INDEX

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	4
Condensed Consolidated Balance Sheets (unaudited)	4
Condensed Consolidated Statements of Operations (unaudited)	5
Condensed Consolidated Statement of Changes in Stockholders’ Equity (unaudited)	6
Condensed Consolidated Statements of Cash Flows (unaudited)	7
Notes to Condensed Consolidated Financial Statements (unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	18

Item 4. Controls and Procedures	18

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	20

Item 1A. Risk Factors	20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 6. Exhibits	36

SIGNATURES	37
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BLUE NILE, INC.
Condensed Consolidated Balance Sheets
(in thousands, except par value)

	October 3,	January 3,
	2010	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$48,991	$78,149
Short-term investments	—	15,000
Trade accounts receivable	1,493	1,594
Other accounts receivable	239	241
Inventories	17,208	19,434
Deferred income taxes	187	449
Prepaids and other current assets	1,218	977

Total current assets	69,336	115,844
Property and equipment, net	6,756	7,332
Intangible assets, net	287	325
Deferred income taxes	8,179	6,769
Other assets	119	145

Total assets	$84,677	$130,415

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$41,976	$76,128
Accrued liabilities	5,049	9,805
Current portion of long-term financing obligation	45	44
Current portion of deferred rent	144	205

Total current liabilities	47,214	86,182
Long-term financing obligation, less current portion	761	796
Deferred rent, less current portion	88	168
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, none issued and outstanding
Common stock, $0.001 par value; 300,000 shares authorized; 20,053 shares and 19,810 shares issued, respectively 14,380 shares and 14,644 shares outstanding, respectively	20	20
Additional paid-in capital	166,818	156,030
Accumulated other comprehensive (loss) income	(9)	61
Retained earnings	56,962	48,999
Treasury stock, at cost; 5,673 and 5,166 shares outstanding, respectively	(187,177)	(161,841)

Total stockholders’ equity	36,614	43,269

Total liabilities and stockholders’ equity	$84,677	$130,415

The accompanying notes are an integral part of these condensed consolidated financial statements

BLUE NILE, INC.
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Quarter ended		Year to date ended
	October 3,	October 4,	October 3,	October 4,
	2010	2009	2010	2009
Net sales	$67,451	$66,943	$218,110	$199,198
Cost of sales	52,813	52,146	171,472	156,168

Gross profit	14,638	14,797	46,638	43,030

Selling, general and administrative expenses	10,400	10,936	34,572	31,927

Operating income	4,238	3,861	12,066	11,103

Other income, net:
Interest income, net	10	23	22	101
Other income, net	3	77	123	117

Total other income, net	13	100	145	218

Income before income taxes	4,251	3,961	12,211	11,321
Income tax expense	1,479	1,386	4,248	3,962

Net income	$2,772	$2,575	$7,963	$7,359

Basic net income per share	$0.19	$0.18	$0.55	$0.51

Diluted net income per share	$0.19	$0.17	$0.53	$0.49

The accompanying notes are an integral part of these condensed consolidated financial statements

BLUE NILE, INC.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(unaudited)
(in thousands)

			Additional		Accumulated Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity
Balance, January 3, 2010	19,810	$20	$156,030	$48,999	$61	(5,166)	$(161,841)	$43,269
Net income				7,963				7,963
Other comprehensive income (loss):
Foreign currency translation adjustment					(70)			(70)

Total comprehensive income								7,893
Tax benefit from exercise of stock options			3,615					3,615
Exercise of common stock options	235		1,682					1,682
Issuance of common stock to directors	2		90					90
Vesting of restricted stock units	6							—
Stock-based compensation			5,401					5,401
Repurchase of common stock						(507)	(25,336)	(25,336)

Balance, October 3, 2010	20,053	$20	$166,818	$56,962	$(9)	(5,673)	$(187,177)	$36,614

The accompanying notes are an integral part of these condensed consolidated financial statements

BLUE NILE, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Year to date ended
	October 3,	October 4,
	2010	2009
Operating activities:
Net income	$7,963	$7,359
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,301	1,868
Loss on disposal of property and equipment	—	62
Stock-based compensation	5,369	5,615
Deferred income taxes	(1,148)	(767)
Tax benefit from exercise of stock options	3,615	214
Excess tax benefit from exercise of stock options	(190)	(47)
Changes in assets and liabilities:
Receivables	103	331
Inventories	2,226	988
Prepaid expenses and other assets	(214)	(64)
Accounts payable	(34,145)	(19,964)
Accrued liabilities	(4,756)	(1,632)
Deferred rent and other	(142)	(147)

Net cash used in operating activities	(19,018)	(6,184)

Investing activities:
Purchases of property and equipment	(1,603)	(2,063)
Purchase of short-term investments	—	(15,000)
Maturity of short-term investments	15,000	—

Net cash provided by (used in) investing activities	13,397	(17,063)

Financing activities:
Repurchase of common stock	(25,336)	—
Proceeds from stock option exercises	1,682	1,195
Excess tax benefit from exercise of stock options	190	47
Principal payments under long-term financing obligation	(34)	(30)

Net cash (used in) provided by financing activities	(23,498)	1,212

Effect of exchange rate changes on cash and cash equivalents	(39)	78

Net decrease in cash and cash equivalents	(29,158)	(21,957)

Cash and cash equivalents, beginning of period	78,149	54,451

Cash and cash equivalents, end of period	$48,991	$32,494

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
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates include the allowance for sales returns and stock-based compensation. Actual results could differ from those estimates.
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
Recent Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”), “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 requires reporting entities to make new disclosures about recurring or nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on gross basis in the reconciliation of Level 3 fair value measurements. ASU 2010-06 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The adoption of ASU 2010-06 in the first quarter of 2010 did not have a material impact on the Company’s financial statement disclosures.

Blue Nile, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 2. Stock-based Compensation
Stock options are granted at prices equal to the fair market value of the Company’s common stock on the date of grant. Stock options granted generally provide for 25% vesting on the first anniversary of the date of grant, with the remainder vesting monthly in equal amounts over the following three years, and expire 10 years from the date of grant. As of October 3, 2010, the Company had four equity plans. Additional information regarding these plans is disclosed in the Company’s Annual Report on Form 10-K for the year ended January 3, 2010.
In the first quarter of 2010, the Company granted restricted stock units (RSUs) to an executive under the 2004 Equity Incentive Plan. The RSUs had a grant date fair value of $49,000 and vest 25% per year over four years, commencing on the first anniversary of the grant date. Each RSU is converted to one share of common stock when it vests. No RSUs were granted in the second or third quarter of 2010.
Compensation expense, net of estimated forfeitures, is recognized on a straight-line basis over the vesting period for each stock option and restricted stock unit grant.
The fair value of each stock option on the date of grant is estimated using the Black-Scholes-Merton option valuation model.
The following weighted-average assumptions were used for the valuation of options granted during the periods presented:

	Quarter ended		Year to date ended
	October 3,	October 4,	October 3,	October 4,
	2010	2009	2010	2009
Expected term	4 years	4 years	4 years	4 years
Expected volatility	56.8%	57.5%	58.0%	55.1%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	0.78%	1.77%	1.24%	1.37%

Estimated weighted-average fair value per option granted	$19.06	$23.48	$21.63	$11.17
The assumptions used to calculate the fair value of options granted are evaluated and revised, if necessary, to reflect market conditions and the Company’s experience.
The fair value of each restricted stock unit is based on the fair market value of the Company’s common stock on the date of grant.

Blue Nile, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
A summary of stock option activity for the year to date ended October 3, 2010 is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Options	Average	Contractual	Intrinsic
	(in thousands)	Exercise Price	Term (in years)	Value (in thousands)
Balance, January 3, 2010	2,636	$33.44
Granted	308	47.82
Exercised	(235)	7.16
Cancelled	(34)	47.47

Balance, October 3, 2010	2,675	$37.23	6.60	$30,119

Vested and expected to vest at October 3, 2010	2,557	$37.14	6.50	$29,121
Exercisable, October 3, 2010	1,823	$35.79	5.69	$23,083
A summary of restricted stock unit activity for the year to date ended October 3, 2010 is as follows:

			Weighted
		Weighted	Average
		Average Grant	Remaining	Aggregate
	RSUs	Date Fair	Contractual	Intrinsic Value
	(in thousands)	Value	Term (in years)	(in thousands)
Balance, January 3, 2010	12	$21.22
Granted	1	49.49
Vested	(6)	21.22
Cancelled	—	—

Balance, October 3, 2010	7	$25.18	0.80	$319

Vested and expected to vest at October 3, 2010	7	$25.18	0.80	$319
The aggregate intrinsic value in the tables above is before applicable income taxes and represents the amount recipients would have received if all options had been exercised or restricted stock units had been converted on the last business day of the period indicated, based on the Company’s closing stock price.
The total intrinsic value of options exercised during the year to date ended October 3, 2010 was $11.2 million. During the year to date ended October 3, 2010, the total fair value of options vested was $5.5 million. As of October 3, 2010, the Company had total unrecognized compensation costs related to unvested stock options and restricted stock units of $11.9 million, before income taxes. The Company expects to recognize this cost over a weighted average period of 2.8 years for its options and 1.0 year for its restricted stock units.

Blue Nile, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 3. Inventories
Inventories are stated at cost and consist of the following (in thousands):

	October 3,	January 3,
	2010	2010
Loose diamonds	$421	$297
Fine jewelry, watches and other	16,787	19,137

	$17,208	$19,434

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
The following tables set forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Quarter ended		Year to date ended
	October 3,	October 4,	October 3,	October 4,
	2010	2009	2010	2009
Net income	$2,772	$2,575	$7,963	$7,359

Weighted average common shares outstanding	14,334	14,538	14,442	14,515

Basic net income per share	$0.19	$0.18	$0.55	$0.51

Dilutive effect of stock options and restricted stock units	570	839	654	637

Common stock and common stock equivalents	14,904	15,377	15,096	15,152

Diluted net income per share	$0.19	$0.17	$0.53	$0.49

For the quarter and year to date ended October 3, 2010, the Company excluded 885,266 and 584,512 stock option shares, respectively, from the computation of diluted net income per share due to their antidilutive effect. For the quarter and year to date ended October 4, 2009, the Company excluded 420,429 and 763,458 stock option shares, respectively, from the computation of diluted net income per share due to their antidilutive effect.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our consolidated financial statements and the related notes contained elsewhere in this quarterly report on Form 10-Q and the Annual Report on Form 10-K filed for our fiscal year ended January 3, 2010.
Management Overview
We are the leading online retailer of high quality diamonds and fine jewelry that offers an exceptional customer experience. We showcase tens of thousands of independently certified diamonds and fine jewelry on our websites at www.bluenile.com, www.bluenile.ca, and www.bluenile.co.uk. We offer our customers the ability to purchase our products in 25 currencies and to ship their orders to over 40 countries and territories across the globe.
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
Highlights of the Third Quarter Ended October 3, 2010
We achieved third quarter sales of $67.5 million, a 0.8% increase from the third quarter of 2009. Sales in international markets totaled $9.3 million for the quarter, an increase of 5.7%, compared to the third quarter of last year. Operating income was a record for any third quarter in our history, totaling $4.2 million. As a percentage of sales, operating income was 6.3%, compared to 5.8% for the third quarter of 2009. Diluted net income per share was $0.19 for the third quarter of 2010, an 11.8% increase from the third quarter of 2009. As of October 3, 2010, we had cash and cash equivalents of $49.0 million and no debt.
Consumer confidence in the U.S. remained at low levels throughout the third quarter, reflecting consumer concerns about the overall economy and high unemployment levels. As a result, consumer spending patterns have been uncertain. Consumer caution has impacted the luxury retail sector, in particular. We believe our sales growth will be negatively impacted if the macroeconomic environment remains challenging.

Results of Operations
Comparison of the Quarter Ended October 3, 2010 to the Quarter Ended October 4, 2009
The following table presents our operating results for the quarters ended October 3, 2010 and October 4, 2009, including a comparison of the financial results for these periods (in thousands, except per share data):

	Quarter ended
	October 3,	October 4,
	2010	2009	$ Change	% Change
Net sales	$67,451	$66,943	$508	0.8%
Cost of sales	52,813	52,146	667	1.3%

Gross profit	14,638	14,797	(159)	(1.1)%

Selling, general and administrative expenses	10,400	10,936	(536)	(4.9)%

Operating income	4,238	3,861	377	9.8%

Other income, net:
Interest income, net	10	23	(13)	(56.5)%
Other income, net	3	77	(74)	(96.1)%

Total other income, net	13	100	(87)	(87.0)%

Income before income taxes	4,251	3,961	290	7.3%
Income tax expense	1,479	1,386	93	6.7%

Net income	$2,772	$2,575	$197	7.7%

Basic net income per share	$0.19	$0.18	$0.01	5.6%

Diluted net income per share	$0.19	$0.17	$0.02	11.8%

Net Sales
Net sales increased 0.8% during the third quarter of 2010 as compared with the third quarter of 2009, due to an increase in the average shipment value, offset by a decrease in the number of orders shipped. Our non-engagement jewelry performed well and sales grew at rates above our overall sales growth rate for the quarter. This dynamic is especially notable because our third quarter typically has the heaviest engagement sales mix due to the absence of a significant gift-giving holiday during the period. We believe that the U.S. engagement consumer, in particular, is negatively impacted by high unemployment rates and limited access to credit, making the purchase of a high ticket item more difficult in the current environment. Our sales trends were uneven throughout the third quarter, but we have seen a positive change in trends in October.
Net sales in the United States were essentially unchanged at $58.2 million for the third quarter of 2010, compared with $58.1 million for the same quarter last year. International sales increased 5.7% to $9.3 million, from $8.8 million in the prior year third quarter, and were 13.8% of our third quarter net sales. Foreign exchange rates during the third quarter of 2010, compared to the rates in effect during the third quarter of 2009, had a positive impact of approximately 2.3% on international sales. Excluding the impact of changes in foreign exchange rates, international sales increased 3.4% for the third quarter of 2010 compared to the third quarter of 2009.

Gross Profit
Gross profit decreased 1.1% to $14.6 million in the third quarter of 2010 compared to $14.8 million in the third quarter of 2009. The decrease in gross profit resulted primarily from the increase in cost of sales, as higher product costs were not fully offset by increased retail prices. Gross profit as a percentage of net sales decreased to 21.7% for the third quarter of 2010 compared to 22.1% for the third quarter of 2009, despite increased sales in our non-engagement category, primarily due to product mix within categories and to a lesser extent, sourcing costs, including rising metal prices.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased 4.9% to $10.4 million in the third quarter of 2010, compared to $10.9 million in the prior year third quarter, due to several factors. Compensation and other related expenses decreased $0.3 million due to increased headcount to support key business initiatives, offset by lower year-over-year incentive accruals. Stock-based compensation decreased $0.3 million as options granted in previous years became fully vested, partially offset by new option grants. Depreciation expense related to additional capitalized assets added approximately $0.1 million to expenses. As a percentage of net sales, selling, general and administrative expenses decreased to 15.4% in the third quarter of 2010 compared to 16.3% in the third quarter of 2009.
We expect selling, general and administrative expenses to increase in absolute dollars in future periods due to our marketing efforts to drive increases in net sales, growth in our fulfillment and customer service operations to support higher sales volumes, increased credit card processing fees, additional personnel and other volume-related and corporate expenses.
Operating Income
Operating income increased 9.8% to $4.2 million in the third quarter of 2010 compared to $3.9 million in the third quarter of 2009. As a percentage of net sales, operating income increased to 6.3% for the third quarter of 2010 compared to 5.8% for the third quarter of 2009. The increase in operating income is primarily due to decreased selling, general and administrative expenses, partially offset by lower gross profit.
Total Other Income, Net
The decrease in other income, net was primarily the result of an increase in legal settlement expense and higher foreign exchange losses in the third quarter of 2010, compared to the third quarter of 2009.

Comparison of the Year to Date Ended October 3, 2010 to the Year to Date Ended October 4, 2009
The following table presents our operating results for the years to date ended October 3, 2010 and October 4, 2009, including a comparison of the financial results for these periods (dollars in thousands, except per share data):

	Year to date ended
	October 3,	October 4,
	2010	2009	$ Change	% Change
Net sales	$218,110	$199,198	$18,912	9.5%
Cost of sales	171,472	156,168	15,304	9.8%

Gross profit	46,638	43,030	3,608	8.4%

Selling, general and administrative expenses	34,572	31,927	2,645	8.3%

Operating income	12,066	11,103	963	8.7%

Other income, net:
Interest income, net	22	101	(79)	-78.2%
Other income, net	123	117	6	5.1%

Total other income, net	145	218	(73)	-33.5%

Income before income taxes	12,211	11,321	890	7.9%
Income tax expense	4,248	3,962	286	7.2%

Net income	$7,963	$7,359	$604	8.2%

Basic net income per share	$0.55	$0.51	$0.04	7.8%

Diluted net income per share	$0.53	$0.49	$0.04	8.2%

Net Sales
Net sales increased 9.5% during the year to date ended October 3, 2010, compared with the year to date ended October 4, 2009 due primarily to an increase in the average shipment value and to a lesser extent, an increase in the number of orders shipped. Sales of our non-engagement jewelry have been strong in year to date 2010, and have grown at rates above our overall sales growth rate. Net sales in the U.S. increased 7.0% to $190.1 million during the year to date ended October 3, 2010, compared with $177.7 million during the year to date ended October 4, 2009. International sales increased 30.2% in the year to date ended October 3, 2010, to $28.0 million, from $21.5 million in the year to date ended October 4, 2009. Foreign exchange rates during the year to date ended October 3, 2010, compared to the rates in effect during the year to date ended October 4, 2009, had a positive impact of approximately 7.9% on international sales. Excluding the impact of changes in foreign exchange rates, international sales increased 22.3% in the year to date ended October 3, 2010 over the year to date ended October 4, 2009.
Gross Profit
Gross profit increased $3.6 million to $46.6 million in the year to date ended October 3, 2010 compared to $43.0 million in the year to date ended October 4, 2009. The increase in gross profit resulted from the growth in net sales. Gross profit as a percentage of net sales was 21.4% in the year to date ended October 3, 2010, compared with 21.6% in the year to date ended October 4, 2009. The decrease is due to product sales mix, retail pricing decisions and sourcing costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 8.3% to $34.6 million in the year to date ended October 3, 2010 compared to $31.9 million in the year to date ended October 4, 2009 due to several factors. Marketing costs increased $1.2 million, due primarily to increased spending on online marketing vehicles compared to prior year levels. Compensation and other related expenses increased $0.7 million due to increased headcount to support key business initiatives and the growth in operations, partially offset by lower year-over-year incentive accruals. Credit card interchange and payment processing fees increased approximately $0.4 million due to higher sales volumes. Depreciation expense related to additional capitalized assets increased $0.4 million. Stock-based compensation expense decreased $0.2 million as options granted in previous years became fully vested, partially offset by new option grants. As a percentage of net sales, selling, general and administrative expenses decreased to 15.9% in the year to date ended October 3, 2010, compared to 16.0% in the year to date ended October 4, 2009.
Operating Income
Operating income increased 8.7% to $12.1 million in the year to date ended October 3, 2010 compared to $11.1 million in the year to date ended October 4, 2009. The increase in operating income for the year to date ended October 3, 2010 is primarily due to higher gross profit, partially offset by higher selling, general and administrative expenses.
Other Income, Net
The decrease in interest income in the year to date ended October 3, 2010 as compared with the year to date ended October 4, 2009 was primarily due to a decrease in interest rates, partially offset by higher overall cash balances.
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
Recessionary economic cycles, investment and credit market conditions and volatility, unemployment levels and other economic factors impact consumer spending patterns. Consumer concerns about continuing economic weakness and uncertainty in the economy have caused consumers to be cautious and this has impacted our results in the third quarter and year to date in 2010. We believe that our revenue, cash flows from operations and net income may continue to be impacted by macroeconomic conditions.
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
As of October 3, 2010, working capital totaled $22.1 million, including cash and cash equivalents of $49.0 million and inventory of $17.2 million, partially offset by accounts payable of $42.0 million. We believe that our current cash and cash equivalents as well as cash flows from operations will be sufficient to continue our operations and meet our capital needs for the foreseeable future.
Net cash of $19.0 million was used in operating activities for the year to date ended October 3, 2010, compared to net cash used in operating activities of $6.2 million for the year to date ended October 4, 2009. Net payment of payables totaled $34.1 million for the year to date ended October 3, 2010 and $20.0 million for the year to date ended October 4, 2009. In the first quarter, we generally have a significant pay down of our accounts payable balance built up during the fourth quarter holiday season. The volume of sales in the fourth quarter of 2009 was higher than the volume of sales in the fourth quarter of 2008, resulting in a higher net payment of payables in the year to date ended October 3, 2010 compared to the year to date ended October 4, 2009. Working capital used in the payment of accrued liabilities increased to $4.8 million in the year to date ended October 3, 2010 from $1.6 million in the year to date ended October 4, 2009 due primarily to higher employee compensation, credit card interchange and marketing expenses accrued at the end of fiscal year 2009 that were paid in 2010, compared to those expenses accrued at the end of fiscal year 2008 that were paid in 2009.
Net cash of $13.4 million was provided by investing activities for the year to date ended October 3, 2010 primarily related to the maturity of a $15.0 million short-term investment. Net cash of $17.1 million was used in investing activities for the year to date ended October 4, 2009 due to the purchase of the $15.0 million short-term investment and $2.1 million in property and equipment.

Net cash of $23.5 million was used in financing activities for the year to date ended October 3, 2010 related primarily to the repurchase of common stock.
During the year to date ended October 3, 2010, we repurchased 507,101 shares of our common stock for an aggregate purchase price of $25.3 million. On February 9, 2010, our board of directors authorized the repurchase of up to $100 million of the Company’s common stock during the 24-month period following the approval date of such repurchase. As of October 3, 2010, approximately $89.9 million remains under this repurchase authorization. Since the inception of our buyback program in the first quarter of 2005 through October 3, 2010, we have repurchased 4.9 million shares for a total of $186.5 million. The shares may be repurchased from time to time in open market transactions or in negotiated transactions off the market. The timing and amount of any shares repurchased is determined by management based on our evaluation of market conditions and other factors, including our cash needs. Repurchases may also be made under a Rule 10b5-1 plan. We continually assess market conditions, our cash position, operating results, current forecasts and other factors when making decisions about stock repurchases.
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
Off-Balance Sheet Arrangements
As of October 3, 2010, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company’s exposure to financial market risk results primarily from fluctuations in interest rates and foreign currency exchange rates. There have been no material changes to our market risks as disclosed in our Annual Report on Form 10-K for the year ended January 3, 2010.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
During the quarter ended October 3, 2010, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed by us in our periodic reports filed or submitted under the Exchange Act with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our certifying officers concluded that as of the end of the period covered by this report, these disclosure controls and procedures are effective in the timely recording, processing, summarizing and reporting of material financial and non-financial information and are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended October 3, 2010 that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We may not succeed in sustaining and promoting the Blue Nile brand, which would prevent us from acquiring customers and increasing our net sales.*
A significant component of our business strategy is the continued establishment and promotion of the Blue Nile brand. Due to the competitive nature of the market for diamonds and fine jewelry, if we do not sustain and promote our brand and branded products, we may fail to build the critical mass of customers required to substantially increase our net sales. Promoting and positioning our brand will depend largely on the success of our marketing and merchandising efforts and our ability to provide a consistent, high quality product and customer experience. To promote our brand and branded products, we have incurred and will continue to incur substantial expenses related to advertising and other marketing efforts.
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
For the year to date ended October 3, 2010, international net sales represented more than 10% of our total net sales. In 2008 and 2009, we increased our product offerings and marketing and sales efforts throughout Europe, Canada and the Asia-Pacific region, and anticipate continuing to expand our international sales and operations in the future either by expanding local versions of our website for foreign markets or through acquisitions or alliances with third parties. Any international expansion plans we choose to undertake will increase the complexity of our business, require attention from management and other personnel and cause additional strain on our operations, technology systems, financial resources, and our internal financial control and reporting functions. Further, our expansion efforts may be unsuccessful. We have limited experience selling our products in international markets and in conforming to the local cultures, standards or policies necessary to successfully compete in those markets. We cannot be certain that we will be able to expand our global presence if we choose to further expand internationally. In addition, we may have to compete with retailers that have more experience with local markets. Our ability to expand and succeed internationally may also be limited by the demand for our products, the ability to successfully transact in foreign currencies, the ability of our brand to resonate with consumers globally and the adoption of electronic commerce in these markets. Different privacy, censorship and liability standards and regulations, and different intellectual property laws in foreign countries may prohibit expansion into such markets or cause our business and results of operations to suffer.
Our current and future international operations may also fail to succeed due to other risks inherent in foreign operations, including:
•	the need to develop new supplier and jeweler relationships;

•	international regulatory requirements, tariffs and duties;

•	difficulties in staffing and managing foreign operations;

•	longer payment cycles from credit card companies;

•	greater difficulty in accounts receivable collection;

•	our reliance on third-party carriers for product shipments to our customers;

•	risk of theft of our products during shipment;

•	limited shipping and insurance options for us and our customers;

•	potential adverse tax consequences;

•	foreign currency exchange risk;

•	lack of infrastructure to adequately conduct electronic commerce transactions or fulfillment operations;

•	unclear foreign intellectual property protection laws;

•	laws and regulations related to corporate governance and employee/employer relationships;

•	price controls or other restrictions on foreign currency;

•	difficulties in obtaining export, import or other business licensing requirements;

•	changes in customs and import processes, costs or restrictions;

•	increased payment risk and greater difficulty addressing credit card fraud;

•	consumer and data protection laws;

•	lower levels of adoption or use of the Internet;

•	geopolitical events, including war and terrorism; and

•	the need to conduct business in foreign languages on both the website and in our customer service calls.
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
Repurchases of our common stock may not prove to be the best use of our cash resources.*
We have and plan to continue to opportunistically repurchase shares of our common stock. Since the inception of our share repurchase program in the first quarter of 2005 through October 3, 2010, we have repurchased 4.9 million shares for a total of $186.5 million. In February 2010, our board of directors authorized the repurchase of up to $100 million of our common stock during the subsequent 24-month period. These repurchases and any repurchases we may make in the future may not prove to be at optimal prices and our use of cash for the stock repurchase program may not prove to be the best use of our cash resources and may adversely impact our future liquidity.
Our cash, cash equivalents and short-term investments are subject to a risk of loss based upon the solvency of the financial institutions in which they are maintained.*
We maintain the majority of our cash, cash equivalents and short-term investments in accounts with major financial institutions within the United States, in the form of demand deposits, money market accounts, time deposits, U.S. Treasury Bills and other short-term investments. Deposits in these institutions may exceed the amounts of insurance provided, or deposits may not at all be covered by insurance. If any of these institutions becomes insolvent, it could substantially harm our financial condition and we may lose some, or all, of such deposits.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Below is a summary of stock repurchases during the quarter ended October 3, 2010.
Issuer Purchases of Equity Securities
(Dollars in thousands except per share amounts)

			Total number of	Approximate dollar
			shares purchased as	value of shares that
			part of publicly	may yet be
	Total number of	Average price	announced plans or	purchased under the
Period	shares purchased	paid per share	programs	plans or programs
				(1)
July 5, 2010 through August 1, 2010	2,000	$45.03	2,000	$89,855

August 2, 2010 through August 29, 2010	—	$—	—	$89,855

August 30, 2010 through October 3, 2010	—	$—	—	$89,855

Total shares purchased	2,000		2,000

(1)	On February 9, 2010, our board of directors authorized the repurchase of up to $100 million of the Company’s common stock within the 24-month period following the approval date of such repurchase. This repurchase was announced by the Company on February 11, 2010. As of October 3, 2010, approximately $89.9 million remains under this repurchase authorization. The shares may be repurchased from time to time in open market transactions or in negotiated transactions off the market. The timing and amount of any shares repurchased is determined by the Company’s management based on its evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws.
Item 6. Exhibits
See exhibits listed under the Exhibit Index immediately following page 37.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUE NILE, INC.
Registrant

Date: November 9, 2010

/s/ Marc D. Stolzman
Marc D. Stolzman
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Exhibit Index

Exhibit
Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Blue Nile, Inc.

3.2(2)	Amended and Restated Bylaws of Blue Nile, Inc.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2(3)	Specimen Stock Certificate.

4.3(4)	Amended and Restated Investor Rights Agreement dated June 29, 2001 by and between Blue Nile, Inc. and certain holders of Blue Nile, Inc.’s preferred stock.

10.1(5)*	Offer Letter with Vijay Talwar, dated August 20, 2010.

31.1(5)	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2(5)	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1(5)**	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2(5)**	Certification of Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

100.INS	XBRL Instance Document

100.SCH	XBRL Taxonomy Extension Schema Document

100.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

100.LAB	XBRL Taxonomy Extension Label Linkbase Document

100.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

100.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Previously filed as Exhibit 3.1 to Blue Nile, Inc.’s Form 10-Q for the quarterly period ended July 4, 2004 (No. 000-50763), as filed with the Securities and Exchange Commission on August 6, 2004, and incorporated by reference herein.

(2)	Previously filed as the like numbered exhibit to Blue Nile, Inc.’s Current Report on Form 8-K (No. 000-50763), as filed with the Securities and Exchange Commission on November 9, 2009, and incorporated by reference herein.

(3)	Previously filed as Exhibit 4.2 to Blue Nile, Inc.’s Registration Statement on Form S-1/A (No. 333-113494), as filed with the Securities and Exchange Commission on May 4, 2004, as amended, and incorporated by reference herein.

(4)	Previously filed as the like numbered exhibit to Blue Nile, Inc.’s Registration Statement on Form S-1 (No. 333-113494), as filed with the Securities and Exchange Commission on March 11, 2004, and incorporated by reference herein.

(5)	Filed herewith.

*	Denotes a management contract or compensatory plan, contract or agreement, in which the Company’s directors or executive officers may participate.

**	The certifications attached as Exhibits 32.1 and 32.2 accompany this quarterly report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Blue Nile, Inc. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.