Form 10-K
period 2011-01-02
BLUE NILE INC
filed 2011-02-28
CIK 1091171

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2011
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
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐     NO ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant at July 4, 2010 was approximately $627 million, based on the last trading price of $45.17 per share, excluding approximately 0.4 million shares held by directors and executive officers of the registrant. This calculation does not exclude shares held by organizations whose ownership exceeds 10% of the registrant’s outstanding common stock as of July 4, 2010 that have represented on Schedule 13G filed with the Securities and Exchange Commission that they are registered investment advisers or investment companies registered under Section 8 of the Investment Company Act of 1940.

The number of shares outstanding of the registrant’s common stock as of February 17, 2011 was 14,573,161.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

BLUE NILE, INC.

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED JANUARY 2, 2011

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

Overview

Incorporated in 1999 as a Delaware corporation, Blue Nile is the leading online retailer of high quality diamonds and fine jewelry. Our mission is to create a better way for consumers to purchase diamonds and fine jewelry. We offer an exceptional customer experience including substantial education, guidance, selection, customization capability, convenience and value. We have successfully built Blue Nile into a premium brand. Our principal corporate offices are located in Seattle, Washington.

We have three wholly-owned subsidiaries: Blue Nile, LLC (“LLC”), Blue Nile Worldwide, Inc. (“Worldwide”) and Blue Nile Jewellery, Ltd. (“Jewellery”). LLC serves our customers in the United States, Canada and Asia-Pacific. Worldwide serves customers in the European Union, and Jewellery operates a customer service and fulfillment center in Dublin, Ireland.

We derive our revenues through our three websites: www.bluenile.com, www.bluenile.ca and www.bluenile.co.uk. Our primary website serves the U.S. and 14 additional countries and territories throughout the world. All member states of the European Union (E.U.) are served from our United Kingdom (U.K.) website and Canadian customers are supported from our Canada website. Our domestic sales consist of products delivered to customers within the U.S. and our international sales consist of products delivered to customers outside the U.S. Financial information by geographic area is included in Note 11 to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

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

Blue Nile’s Product Offerings and Supplier Relationships

Our merchandise consists of high quality diamonds and fine jewelry, with a particular focus on engagement diamonds and settings. Our online business model, combined with the strength of our supplier relationships, enables us to pursue a dynamic merchandising strategy. Our exclusive diamond supplier relationships allow us to display suppliers’ diamond inventories on the Blue Nile websites for sale to consumers without holding the diamonds in our inventory until the products are ordered by customers. We purchase polished diamonds from several dozen suppliers, many of whom have long-standing relationships with us. We typically enter into multi-year agreements with diamond suppliers that provide for certain diamonds to be offered exclusively online to consumers through the Blue Nile websites. Our diamond supply agreements have expiration dates ranging from 2011 to 2015. Our diamond suppliers purchase rough and polished diamonds from sources throughout the world. Their ability to supply us with diamonds is dependent upon their ability to procure these diamonds.

While we currently offer over 70,000 independently certified diamonds, we aim to limit our diamond offerings to those possessing characteristics associated with high quality. Accordingly, we offer diamonds with specified characteristics in the areas of shape, cut, color, clarity and carat weight.

We generally purchase diamonds on a “just in time” basis from our suppliers when a customer places an order for a specific diamond. We then assemble the diamond with a ring, pendant or earring setting from our inventory into customized diamond jewelry according to our customer’s specifications. The finished jewelry is delivered to the customer generally within three business days from the order date and within one business day for Blue Nile Signature diamonds.

We offer a broad range of other fine jewelry products and watches to complement our selection of high quality customized diamond jewelry. Our fine jewelry selection includes diamond, gemstone, platinum, gold, pearl and sterling silver jewelry and accessories as well as settings, wedding bands, earrings, necklaces, pendants and bracelets. In the case of fine jewelry, unlike most diamonds that we sell, we typically take products into inventory before they are ordered by our customers. Our fine jewelry and watches are purchased from over 50 manufacturers, most of whom have long-standing relationships with us. We do not enter into long-term supply agreements with our fine jewelry and watch vendors. We do enter into purchase order agreements with suppliers of fine jewelry and watches. These purchase order agreements establish terms for quantity, price, payment and shipping. Additionally, we enter into operating agreements with these suppliers that include product quality requirements, product specifications and shipping procedures. We believe that our current suppliers are able to sufficiently meet our product needs and that there are alternative sources for most fine jewelry and watch items that we purchase.

Marketing

Our marketing strategy is designed to increase Blue Nile brand recognition, generate consumer traffic, acquire customers, build a loyal customer base and promote repeat purchases. We believe our customers generally seek high quality diamonds and fine jewelry from a trusted source in a non-intimidating environment, where information, guidance, reputation, convenience and value are important characteristics. Our marketing and advertising efforts include online and offline initiatives, which primarily consist of search engines, portals and targeted website advertising, affiliate programs, direct online marketing, online shopping clubs, social networking and public relations.

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

Fulfillment Operations

Our fulfillment operations are designed to enhance value for our customers by fulfilling orders quickly, securely and accurately. When an order for a customized diamond jewelry setting is received, the third-party supplier who holds the diamond in inventory generally ships it to us, or to independent third-party jewelers with whom we maintain ongoing relationships for assembly, within one business day. Upon receipt, the merchandise is sent to assembly for setting and sizing, which is performed by our jewelers or independent third-party jewelers. Each diamond is inspected upon arrival from our suppliers, and each finished product is inspected prior to shipment to a customer. Prompt and secure delivery of our products is a high priority, and we ship nearly all diamond and fine jewelry products via nationally recognized carriers. Loose diamonds and customized diamond jewelry products may be shipped by Blue Nile or directly by our suppliers or third-party jewelers to our customers.

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

Seasonality

We generally experience seasonal fluctuations in demand for our products. Our quarterly sales are impacted by various gift giving holidays including Valentine’s Day (first quarter), Mother’s Day (second quarter) and Christmas (fourth quarter). As a result, our quarterly revenue is generally the lowest in the third quarter (as a result of the lack of recognized gift giving holidays) and highest in the fourth quarter. The fourth quarter accounted for approximately 34%, 34% and 29% of our net sales in the years ended January 2, 2011, January 3, 2010 and January 4, 2009, respectively.

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

Intellectual Property

We rely on general intellectual property law and contractual restrictions and, to a limited extent, copyrights and patents, to protect our proprietary rights and technology. These contractual restrictions include confidentiality agreements, invention assignment agreements and nondisclosure agreements with employees, contractors, suppliers and strategic partners. Despite the protection of general intellectual property law and our contractual restrictions, it may be possible for a third-party to copy or otherwise obtain and use our intellectual property without our authorization. In addition, we pursue the registration of our trademarks and service marks in the U.S. and certain other countries. However, effective intellectual property protection or enforcement may not be available in every country in which our products and services are made available in the future. In the U.S. and certain other countries, we have registered “Blue Nile,” “bluenile.com,” the BN logo, the Blue Nile BN stylized logo and “Build Your Own Ring” as trademarks. We have also registered copyrights with respect to images and information set forth on our websites and the computer codes incorporated in our websites, and filed U.S. patent applications relating to certain features of our websites. We also rely on technologies that we license from third parties, particularly software solutions for financial reporting, inventory management, order fulfillment and merchandising.

Employees

At January 2, 2011, we employed 191 full-time employees and two part-time employees. We also utilize temporary personnel on a seasonal basis. Our employees are not party to any collective bargaining agreement and we have never experienced an organized work stoppage. We believe our relations with our employees are good.

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

Our financial performance and results of operations depend significantly on worldwide economic conditions and their impact on consumer spending. Luxury products, such as diamonds and fine jewelry, are discretionary purchases for consumers. Recessionary economic cycles, higher interest rates, higher fuel and energy costs, inflation, levels of unemployment, conditions in the residential real estate and mortgage markets, access to credit, consumer debt levels, unsettled financial markets, and other economic factors that may affect consumer spending or buying habits could materially and adversely affect demand for our products. In addition, the recent turmoil in the financial markets has had and may continue to have an adverse effect on the United States and world economies, which could negatively impact consumer spending patterns for the foreseeable future. A decline in the number of marriages or reductions in consumer spending or disposable income may affect us more significantly than companies in other industries and companies with a more diversified product offering. In addition, negative global economic conditions may materially and adversely affect our suppliers’ financial performance, liquidity and access to capital. This may affect their ability to maintain their inventories, production levels and/or product quality, and could cause them to raise prices, lower production levels or cease their operations.

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

Although we do not anticipate needing additional capital in the near term, financial market disruption may make it difficult for us to raise additional capital, when needed, on acceptable terms or at all. The interest rate environment and general economic conditions could also impact the investment income we are able to earn on securities we may hold from time to time.

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

We have experienced and expect to continue to experience seasonal fluctuations in our net sales. In particular, a disproportionate amount of our net sales has been realized during the fourth quarter as a result of the December holiday season, and we expect this seasonality to continue in the future. Approximately 34%, 34% and 29% of our net sales in the years ended January 2, 2011, January 3, 2010 and January 4, 2009, respectively, were generated during the fourth quarter of each year. In anticipation of increased sales activity during the fourth quarter, we may incur significant additional expenses, including higher inventory of fine jewelry and additional staffing in our fulfillment and customer support operations. If we experience lower than expected net sales during any fourth quarter, it may have a disproportionately large impact on our operating results and financial condition for that year. Further, we may experience an increase in our net shipping cost due to complimentary upgrades, split-shipments, and additional long-zone shipments necessary to ensure timely delivery for the holiday season. We also experience considerable fluctuations in net sales in periods preceding other annual occasions such as Valentine’s Day and Mother’s Day. In the future, our seasonal sales patterns may become more pronounced, may strain our personnel and fulfillment activities, and may cause a shortfall in net sales as compared with expenses in a given period, which could substantially harm our business and results of operations.

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

A majority of the world’s supply of rough diamonds is controlled by a small number of diamond mining firms. As a result, any decisions made to restrict the supply of rough diamonds by these firms to our suppliers could substantially impair our ability to acquire diamonds at commercially reasonable prices, if at all. We do not currently have any direct supply relationships with these firms. Our ability to acquire diamonds and fine jewelry is also substantially dependent on our relationships with various suppliers. Approximately 28%, 24% and 22% of our payments to our diamond and fine jewelry suppliers for each of the years ended January 2, 2011, January 3, 2010 and January 4, 2009 were made to our top three suppliers for that year. Our inability to maintain and expand these and other future diamond and fine jewelry supply relationships on commercially reasonable terms or the inability of our current and future suppliers to maintain arrangements for the supply of products sold to us on commercially reasonable terms would substantially harm our business and results of operations. The financial performance and viability of our suppliers are also significantly dependent upon worldwide economic conditions and consumer demand for diamonds and fine jewelry. The failure of any of our principal suppliers to remain financially viable could adversely impact our supply of diamonds and fine jewelry for sale to our customers.

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

A significant component of our business strategy is the continued establishment and promotion of the Blue Nile brand. Due to the competitive nature of the market for diamonds and fine jewelry, if we do not sustain and promote our brand and branded products, we may fail to build the critical mass of customers required to substantially increase our net sales. Promoting and positioning our brand will depend largely on the success of our marketing and merchandising efforts and our ability to provide a consistent, high quality product and customer experience. To promote our brand and products, we have incurred and will continue to incur substantial expenses related to advertising and other marketing efforts. These expenses may not result in increased consumer demand for our products, which would negatively impact our financial results.

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

The retail jewelry industry is intensely competitive and online retail is rapidly evolving and subject to changing technology, shifting consumer preferences and tastes, and frequent introductions of new products and services. We expect the competition in the sale of diamonds and fine jewelry to increase and intensify in the future. Our current and potential competitors range from large and established companies to emerging start-ups. Larger more established companies have longer operating histories, greater brand recognition, existing customer and supplier relationships, and significantly greater financial marketing and other resources. Additionally, larger competitors seeking to establish an online presence may be able to devote substantially more resources to website systems development and exert more leverage over the supply chain for diamonds and fine jewelry than we can. Larger competitors may also be better capitalized to opportunistically acquire, invest or partner with other domestic and international businesses.

Emerging start-ups may be able to innovate and provide products and services faster than we can. In addition, competitors that are traditional store based retailers offer consumers the ability to physically handle and examine products in a manner that is not possible over the Internet, as well as a more convenient means of returning and exchanging purchased products. If our competitors are more successful than we are in offering compelling products or in attracting and retaining consumers, our revenues and growth rates could decline. Furthermore, in recent years, competitors have reduced the retail price of their diamonds and fine jewelry as a result of lack of consumer demand and/or inventory liquidations. Such reductions and/or inventory liquidations can have a short-term adverse effect on our sales. Current and potential competitors include:

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

For the year ended January 2, 2011, international net sales represented 13% of our total net sales. In 2010, we continued to increase marketing and sales efforts throughout Europe, Canada and the Asia-Pacific region, and anticipate continuing to expand our international sales and operations in the future either by expanding local versions of our website for foreign markets or through acquisitions or alliances with third parties. Any international expansion plans we choose to undertake will increase the complexity of our business, require attention from management and other personnel and cause additional strain on our operations, technology systems, financial resources, and our internal financial control and reporting functions. Further, our expansion efforts may be unsuccessful. We have limited experience selling our products in international markets and in conforming to the local cultures, standards or policies necessary to successfully compete in those markets. We cannot be certain that we will be able to expand our global presence if we choose to further expand internationally. In addition, we may have to compete with retailers that have more experience with local markets. Our ability to expand and succeed internationally may also be limited by the demand for our products, the ability to successfully transact in foreign currencies, the ability of our brand to resonate with consumers globally and the adoption of electronic commerce in these markets. Different privacy, censorship and liability standards and regulations, and different intellectual property laws in foreign countries may prohibit expansion into such markets or cause our business and results of operations to suffer.

Our current and future international operations may also fail to succeed due to other risks inherent in foreign operations, including:

•	the need to develop new supplier and jeweler relationships;

•	international regulatory requirements, tariffs and duties;

•	difficulties in staffing and managing foreign operations;

•	longer payment cycles from credit card companies;

•	greater difficulty in accounts receivable collection;

•	our reliance on third-party carriers for product shipments to our customers;

•	risk of theft of our products during shipment;

•	limited shipping and insurance options for us and our customers;

•	potential adverse tax consequences;

•	foreign currency exchange risk;

•	lack of infrastructure to adequately conduct electronic commerce transactions or fulfillment operations;

•	unclear foreign intellectual property protection laws;

•	laws and regulations related to corporate governance and employee/employer relationships;

•	price controls or other restrictions on foreign currency;

•	difficulties in obtaining export, import or other business licensing requirements;

•	changes in customs and import processes, costs or restrictions;

•	increased payment risk and greater difficulty addressing credit card fraud;

•	consumer and data protection laws;

•	lower levels of adoption or use of the Internet;

•	geopolitical events, including war and terrorism; and

•	the need to conduct business in foreign languages on both the website and in our customer service efforts.

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

Our systems are vulnerable to security breaches.

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

We significantly rely on our suppliers to promptly ship us diamonds ordered by our customers. Any failure by our suppliers to sell and ship such products to us in a timely manner will have an adverse effect on our ability to fulfill customer orders and harm our business and results of operations. Our suppliers, in turn, rely on third-party carriers to ship diamonds to us, and in some cases, directly to our customers. We also rely on a limited number of third-party carriers to deliver inventory to us and product shipments to our customers. We and our suppliers are therefore subject to the risks, including employee strikes, inclement weather, power outages, national disasters, rising fuel costs and financial constraints associated with such carriers’ abilities to provide delivery services to meet our and our suppliers’ shipping needs. In addition, for some customer orders we rely on third-party jewelers to assemble and ship the product. Our suppliers’, third-party carriers’ or third-party jewelers’ failure to deliver high-quality products to us or our customers in a timely manner or to otherwise adequately serve our customers would damage our reputation and brand and substantially harm our business and results of operations.

If we do not continuously innovate in response to the changing preferences of our customers, our business could be adversely affected.

The number of people who access the internet through devices other than personal computers, including mobile phones, smart phones, handheld computers such as notebooks and tablets, video game consoles, and television set-top devices, has increased dramatically in the past few years. The lower resolution, functionality, and memory associated with some alternative devices may make the use of our website and the purchasing our products more difficult; and the versions of our websites developed for these devices may not be compelling to consumers. Each manufacturer or distributor may establish unique technical standards for its devices, and our website may not work or be viewable on these devices as a result. We have limited experience to date in developing and optimizing our website for users of alternative devices. As new devices and new platforms are continually being released, it is difficult to predict the problems we may encounter in developing versions of our website for use on these alternative devices and we may need to devote significant resources to the creation, support, and maintenance of such devices. If we are unable to attract consumers to our website through these devices or are slow to develop a version of our website that is more compatible with alternative devices, we may fail to capture a significant share of consumers in the market for diamonds and fine jewelry, which could adversely affect our business.

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

The satisfactory performance, reliability and availability of our websites, transaction processing systems and network infrastructure are critical to our reputation, our ability to attract and retain customers, and to maintain adequate customer service levels. Any future systems interruptions, downtime or technical difficulties that result in the unavailability of our websites or reduced order fulfillment performance could result in negative publicity, damage our reputation and brand, and cause our business and results of operations to suffer. We may be susceptible to such disruptions in the future. We may also experience temporary system interruptions for a variety of other reasons in the future, including power failures, failures of Internet service and telecommunication providers, software or human errors, or an overwhelming number of visitors trying to reach our websites during periods of strong seasonal demand or promotions. Because we are dependent, in part, on third parties for the implementation and maintenance of certain aspects of our systems and because some of the causes of system interruptions may be outside of our control, we may not be able to remedy such interruptions in a timely manner, or at all.

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

Except for loose diamonds, substantially all of the fine jewelry we sell is from our physical inventory. We are faced with the constant challenge of balancing our inventory levels with our ability to meet our customer needs. Based on internally generated projections, we purchase jewelry and jewelry components. These projections are based on many unknown assumptions around consumer demand, time to manufacture, pricing, etc. If these inventory projections are too high, our inventory may be too high, which may result in lower retail prices and gross margins, risk of obsolescence, and harm to our results of operations. Conversely, if these projections are too low, and we underestimate the consumer demand for a product(s), we are exposed to lost business opportunities which could have a material adverse effect on our business, results of operations, financial condition and cash flows. Additionally, as we increase our offering of products, we may be forced to increase inventory levels, which will increase our risks related to our inventory.

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

We have and plan to continue to opportunistically repurchase shares of our common stock. Since the inception of our share repurchase program in the first quarter of 2005 through January 2, 2011, we have repurchased 4.9 million shares for a total of $186.5 million. In February 2010, our board of directors authorized the repurchase of up to $100 million of our common stock during the subsequent 24-month period. These repurchases and any repurchases we may make in the future may not prove to be at optimal prices and our use of cash for the stock repurchase program may not prove to be the best use of our cash resources and may adversely impact our future liquidity.

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

If use of the Internet, particularly with respect to online commerce, does not continue to increase as we anticipate, our business and results of operations will be harmed.

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

We are not currently subject to direct federal, state or local regulation other than regulations applicable to businesses generally or directly applicable to retailing and online commerce. However, as the Internet becomes increasingly popular, it is possible that laws and regulations may be adopted with respect to the Internet, which may impede the growth of Internet-based businesses. These regulations and laws may cover issues such as taxation, advertising, intellectual property rights, freedom of expression, pricing, restrictions on imports and exports, customs, tariffs, information security, privacy, data protection, content, distribution, electronic contracts and other communications, the provision of online payment services, broadband residential Internet access, and the characteristics and quality of products and services. Further, the growth of online commerce may prompt calls for more stringent consumer protection laws. Several states have proposed legislation to limit the uses of personal user information gathered online or require online companies to establish privacy policies. The Federal Trade Commission has also initiated action against at least one online company regarding the manner in which personal information is collected from users and provided to third parties. The adoption of additional privacy or consumer protection laws could create uncertainty in Internet usage and reduce the demand for our products and services.

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

As of January 2, 2011, our operational facilities consisted of three separate locations: a corporate headquarters and fulfillment center located in Seattle, Washington and a fulfillment center located in Dublin, Ireland. Our corporate headquarters consists of approximately 24,000 square feet of office space and is subject to a sub-lease that expires in April 2011. Our U.S. fulfillment center consists of approximately 27,000 square feet of warehouse space and is subject to a lease that expires in October 2011. Our Ireland fulfillment center consists of approximately 10,000 square feet of combined office and warehouse space and is subject to a lease expiring in December 2011. Certain of the leases include renewal provisions at our option. We believe that the facilities housing our fulfillment centers will be adequate to meet our current requirements for our operations and that suitable additional or substitute space will be available as needed. In January 2011, we signed a new lease agreement for office space for our corporate headquarters. The new lease will commence on May 1, 2011. See Note 13 to the consolidated financial statements included in Item 8 of this Report for additional information.

Item 3.	Legal Proceedings

See discussion of legal proceedings in Note 4 to the consolidated financial statements included in Item 8 of this Report.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Dividend Policy

Our Common Stock is quoted on The NASDAQ Stock Market LLC under the symbol “NILE.” On February 17, 2011 we had approximately 41 stockholders based on the number of record holders.

The following table sets forth the high and low sales prices of our common stock for fiscal years 2010 and 2009. The quotations are as reported in published financial sources.

	High	Low

Fiscal year 2010:
First Quarter	$64.38	$45.51
Second Quarter	$58.71	$44.91
Third Quarter	$52.25	$40.70
Fourth Quarter	$63.10	$40.86
Fiscal year 2009:
First Quarter	$36.61	$18.34
Second Quarter	$51.23	$32.03
Third Quarter	$63.00	$36.00
Fourth Quarter	$67.16	$55.03

We have not paid any cash dividends on our common stock since inception, and it is not anticipated that cash dividends will be paid on shares of our common stock in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors.

Performance Measurement Comparison(1)

The following graph compares the total cumulative stockholder return on the Company’s common stock with the total cumulative return of the Nasdaq Market Index and the RDG Internet Composite Index for the five-year period ending on January 2, 2011, our 2010 fiscal year end. Historical stock price performance should not be relied upon as an indication of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN(2)
Among BlueNile, Inc., The NASDAQ Composite Index
and The RDG Internet Composite Index

(1)	This Section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any of our filings under the 1933 Act or the 1934 Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

(2)	Assumes $100 was invested on January 1, 2006 at the closing price on this day, in Blue Nile’s common stock and each index, and all dividends have been reinvested. No cash dividends have been declared on Blue Nile’s common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Item 6.	Selected Consolidated Financial Data

The table below shows selected consolidated financial data for each of our fiscal years ended January 2, 2011, January 3, 2010, January 4, 2009, December 30, 2007, and December 31, 2006. The consolidated statements of operations data and the additional operating data for each of the fiscal years ended January 2, 2011, January 3, 2010, and January 4, 2009 and the consolidated balance sheets as of January 2, 2011 and January 3, 2010 are derived from our audited consolidated financial statements included elsewhere in this report. The consolidated statements of operations for the fiscal years ended December 30, 2007 and December 31, 2006 and the consolidated balance sheet data as of January 4, 2009, December 30, 2007 and December 31, 2006, are derived from audited consolidated financial statements not included in this report.

You should read the following selected consolidated financial and operating information together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The historical results presented below are not necessarily indicative of future results. See Note 10 of the related notes to our consolidated financial statements included in Item 8 of this Report for the calculation of weighted average shares outstanding used in computing basic and diluted net income per share.

BLUE NILE, INC.

SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	January 2,	January 3,	January 4,	December 30,	December 31,
	2011	2010	2009(2)	2007	2006
	(In thousands, except per share data)

Consolidated Statements of Operations Data:
Net sales	$332,889	$302,134	$295,329	$319,264	$251,587
Gross profit	71,940	65,344	59,996	65,204	50,853
Selling, general and administrative expenses	50,654	45,997	44,005	42,792	34,296

Operating income	21,286	19,347	15,991	22,412	16,557
Income before income taxes	21,538	19,678	17,856	26,587	19,980
Income tax expense	7,396	6,878	6,226	9,128	6,916

Net income	$14,142	$12,800	$11,630	$17,459	$13,064

Basic net income per share	$0.98	$0.88	$0.78	$1.10	$0.79
Diluted net income per share	$0.94	$0.84	$0.75	$1.04	$0.76
Shares used in computing basic net income per share	14,446	14,534	14,925	15,919	16,563
Shares used in computing diluted net income per share	15,080	15,216	15,505	16,814	17,278
Additional Operating Data:
Net cash provided by (used in) operating activities	$41,608	$39,018	$(2,927)	$41,455	$40,518
Gross profit margin	21.6%	21.6%	20.3%	20.4%	20.2%
Selling, general and administrative expenses as a percentage of net sales	15.2%	15.2%	14.9%	13.4%	13.6%

	As of	As of	As of	As of	As of
	January 2,	January 3,	January 4,	December 30,	December 31,
	2011	2010	2009(2)	2007	2006
	(In thousands)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$113,261	$78,149	$54,451	$122,793	$78,540
Marketable securities	—	—	—	—	19,767
Short-term investments	—	15,000	—	—	—
Accounts receivable	1,771	1,835	1,709	3,576	1,640
Inventories	20,166	19,434	18,834	20,906	14,616
Accounts payable	90,296	76,128	62,291	85,866	66,625
Working capital(1)	34,918	29,662	7,589	53,455	41,881
Total assets	151,811	130,415	89,665	160,586	122,106
Total long-term obligations	830	964	1,213	1,418	666
Total stockholders’ equity	49,061	43,269	19,308	63,477	47,303

(1)	Working capital consists of total current assets, including cash, cash equivalents and short-term investments, less total current liabilities.

(2)	Fiscal year 2008 consists of 53 weeks, which is one week longer than the other fiscal years presented.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Management Overview

Our long-term financial focus is primarily on sustainable growth in free cash flow1 Non-GAAP free cash flow is primarily driven by increasing our operating income and efficiently managing working capital and capital expenditures. Increases in operating income primarily result from increases in sales through our websites, improvements in operating margins and the efficient management of operating costs, offset by the investments that we make in longer-term strategic initiatives.

Commitment to Customer Service

Our focus is on delivering an unparalleled customer experience. We design our websites to offer easy to understand, step-by-step guides to visualizing, evaluating, selecting and purchasing diamonds and fine jewelry. We continue to refine the customer service experience in every step of the purchase process from our websites to our customer support, product quality and fulfillment operations. Our customer support centers are staffed with non-commissioned diamond and jewelry consultants who offer advice and guidance to customers via phone, chat or email. Our diamond and jewelry consultants are subject to ongoing training and carry expertise about diamonds and fine jewelry. We continue to invest in optimizing our fulfillment operations to ensure that our customized products can be delivered as soon as one business day, but generally within three business days of order.

Customer feedback and customer satisfaction ratings are among the key non-financial measures we review. We believe that maintaining high overall customer satisfaction is critical to customer referrals and our ongoing efforts to elevate the Blue Nile brand and to increase our net sales and net income. We actively solicit customer feedback on our website functionality as well as on the entire purchase experience.

Differentiating Factors and Value Proposition

We have built an innovative business model designed to deliver exceptional value and service to customers. We have developed relationships with a large number of diamond suppliers with whom we have exclusive agreements as an online retailer. Our unique inventory model allows us to offer our customers access to a large selection of high quality diamonds. In most cases, we purchase diamonds from our suppliers only as our customers place orders from us. As a result, we do not incur the significant costs that would be incurred by physical retail stores to carry high levels of diamond inventory. Our efficient operating model also provides for negative working capital benefits, since payments are received from customers within a few days of shipment of their order, but our vendor payment terms are typically in the 45-120 day range.

As an online retailer, we also do not incur most of the operating costs associated with physical retail stores, including occupancy costs and related overhead. As a result, while our gross profit margins are lower than those typically maintained by traditional diamond and fine jewelry retailers, we are able to realize relatively higher operating income as a percentage of net sales. In the year ended January 2, 2011, we had a 21.6% gross profit margin, as compared to what we believe to be gross profit margins of up to 50% or more by some traditional jewelry retailers. Our lower gross profit margins result from lower retail prices that we offer to our customers. We believe that these lower prices, in turn, will result in increasing our market share in the luxury jewelry retail space.

1  Blue Nile defines free cash flow, a non-GAAP financial measure, as net cash provided by (used in) operating activities less cash outflows for purchases of fixed assets, including internal use software and website development.

Focus on Growth

A customer’s first purchase from Blue Nile is often an engagement ring. Our goal is to provide an unrivaled customer experience such that we become our customers’ jeweler for life. We have continued to expand our product lines to include non-engagement diamond jewelry as well as other products such as pearls, gemstones and various silver, gold and platinum offerings and watches. Expansion of our product lines has allowed us to broaden our reach with a wider range of price points and merchandise offerings, attracting new customers to our brand. Our satisfied customers are an important source of referrals that we believe will further drive growth.

During 2010, we launched a mobile website designed for iPhone, iPod touch and Android mobile device users. We also launched a free diamond shopping application for iPhone and iPod Touch. The iPhone app and mobile website allow consumers to browse our educational materials, search for diamonds and jewelry, connect to our diamond and jewelry consultants and make a purchase through their mobile device. We believe this blend of convenience and real-time, transparent and in-depth information enhances our customer experience. Further, we increased our marketing and public relations efforts via social media such as Facebook, to create a unique customer experience to celebrate the holidays and to enhance customer awareness. We plan to continue to pursue these opportunities and offerings to expand brand awareness and increase our market share.

We intend to selectively pursue opportunities in international markets in which we can leverage our existing infrastructure and value proposition. In 2010, our international sales grew 30.4% compared to 2009 and represented 13% of our sales for the year. International growth is a priority and we will continue to pursue international growth opportunities based on a number of factors, including, but not limited to, each market’s consumer spending on diamonds and jewelry, adoption rate of online purchasing and overall competitive landscape.

Trends

Throughout 2010, the macroeconomic conditions affected our business. Although U.S. consumer confidence improved in the fourth quarter, high levels of unemployment, unpredictable consumer behavior, economic volatility abroad and various other factors affected consumer spending in 2010. These conditions continue to have an impact on consumer spending, including the sale of luxury products such as diamonds and fine jewelry. Our low-cost business model provides us the flexibility to operate profitably throughout the difficult consumer environment while the industry as a whole has struggled. We believe that our broad selection, focus on exceptional service and the value that we offer resonated with consumers, as demonstrated by our sales and earnings growth in fiscal year 2010.

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

Revenue Recognition

We recognize revenue and the related gross profit on the date on which ownership passes from Blue Nile to our customers. For customers in the U.S., Canada and the E.U., ownership passes at the time the package is received by the customer. For customers in other locations, ownership passes at the time the product is shipped. As we require customer payment prior to order shipment, any payments received prior to the transfer of ownership are not recorded as revenue. For U.S., Canadian and E.U. shipments, we utilize our freight vendors’ tracking information to determine when delivery has occurred, which is typically within one to three days after shipment. We reduce revenue by a provision for returns, which is estimated based on our historical product return rates and current economic conditions. Our contracts with our suppliers generally allow us to return diamonds purchased and returned by our customers.

Stock-based Compensation

We account for stock-based compensation at fair value. We use the Black-Scholes-Merton option valuation model, which requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected term”) and the estimated volatility of our common stock price over the expected term (“expected volatility”). Changes in these assumptions can materially affect the estimate of the fair value of employee stock options and consequently, the related amount of stock-based compensation expense recognized in the consolidated statements of operations.

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

	Increase	Decrease

Expected term(1)	5.4%	(5.9)%
Expected volatility(1)	7.2%	(7.4)%

(1)	Sensitivity to change in assumptions was determined using the Black-Scholes-Merton valuation model compared to the following original assumptions: stock price and exercise price equal to the closing market price of Blue Nile, Inc. common stock on December 31, 2010, expected term of 4.0 years, expected volatility of 57.93%, expected dividend yield of 0.0% and a risk-free interest rate of 1.22%.

In addition, we estimate the expected forfeiture rate and only recognize stock-based compensation expense for grants that are expected to vest. We estimate the forfeiture rate based on historical experience. To the extent our actual forfeiture rate is different from our estimate, stock-based compensation expense is adjusted accordingly.

Results of Operations

The following table presents our historical operating results for the periods indicated as a percentage of net sales:

	Year Ended	Year Ended	Year Ended
	January 2,	January 3,	January 4,
	2011	2010	2009

Net sales	100.0%	100.0%	100.0%

Gross profit	21.6	21.6	20.3
Selling, general and administrative expenses	15.2	15.2	14.9

Operating income	6.4	6.4	5.4

Other income, net	0.1	0.1	0.6

Income before income taxes	6.5	6.5	6.0

Income tax expense	2.3	2.3	2.1

Net income	4.2%	4.2%	3.9%

The following describes certain items set forth in our consolidated statements of operations:

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

Fiscal Year.  Our fiscal year generally ends on the Sunday closest to December 31. Each fiscal year consists of four 13-week quarters, with one extra week added in the fourth quarter every five to six years. Our fiscal year 2008 included one extra week in the fourth quarter, or 53 weeks for the fiscal year, as a result of our 4-4-5 retail reporting calendar.

The following table presents our historical operating results, including a comparison of the financial results for the periods indicated (dollars in thousands, except per share data):

				Comparison of		Comparison of
				Year Ended		Year Ended
				January 2, 2011 to		January 3, 2010 to
	Year Ended	Year Ended	Year Ended	Year Ended		Year Ended
	January 2,	January 3,	January 4,	January 3, 2010		January 4, 2009
	2011	2010	2009(1)	$ Change	% Change	$ Change	% Change

Net sales	$332,889	$302,134	$295,329	$30,755	10.2%	$6,805	2.3%
Cost of sales	260,949	236,790	235,333	24,159	10.2%	1,457	0.6%

Gross profit	71,940	65,344	59,996	6,596	10.1%	5,348	8.9%
Selling, general and administrative expenses	50,654	45,997	44,005	4,657	10.1%	1,992	4.5%

Operating income	21,286	19,347	15,991	1,939	10.0%	3,356	21.0%
Other income, net:
Interest income, net	35	122	1,420	(87)	(71.3)%	(1,298)	(91.4)%
Other income, net	217	209	445	8	3.8%	(236)	(53.0)%

	252	331	1,865	(79)	(23.9)%	(1,534)	(82.3)%

Income before income taxes	21,538	19,678	17,856	1,860	9.5%	1,822	10.2%
Income tax expense	7,396	6,878	6,226	518	7.5%	652	10.5%

Net income	$14,142	$12,800	$11,630	$1,342	10.5%	$1,170	10.1%

Basic net income per share	$0.98	$0.88	$0.78	$0.10	11.4%	$0.10	12.8%

Diluted net income per share	$0.94	$0.84	$0.75	$0.10	11.9%	$0.09	12.0%

(1)	Fiscal year 2008 consists of 53 weeks, which is one week longer than the other fiscal years presented

Comparison of Year Ended January 2, 2011 to Year Ended January 3, 2010

Net Sales

Net sales increased 10.2% in the year ended January 2, 2011, compared with the year ended January 3, 2010, due to an increase in average shipment value, and to a lesser extent, an increase in the number of orders shipped to customers. Sales of our non-engagement jewelry grew at a rate above our overall sales growth rate. Year over year sales trends started strong in the first quarter but slowed down considerably in the third quarter as U.S. consumers pulled back on spending over concerns about high unemployment rates, limited access to credit and other macroeconomic factors. U.S. consumer confidence improved in the fourth quarter and combined with our increased marketing and public relations efforts, and expanded product offerings during the holiday season, sales grew to $114.8 million in the fourth quarter, a record high for any quarter in the Company’s history.

Net sales in the U.S. increased by 7.7% to $289.6 million in 2010 compared with $268.9 million in the prior year. International sales increased 30.4% to $43.3 million for the year ended January 2, 2011, compared to $33.2 million for the year ended January 3, 2010. Increased marketing efforts and expanded brand awareness contributed to the increase in U.S. and international sales. The strength of foreign currencies against the U.S. dollar also contributed to international sales growth. Internally, we monitor our international sales performance on a non-GAAP basis which eliminates the positive or negative effects that result from translating international sales into U.S. dollars (“constant exchange rate basis”). International sales growth was positively impacted approximately 7.2% due to changes in foreign exchange rates in 2010 compared to the rates in effect during 2009. Excluding the impact of changes in foreign exchange rates, international sales increased 23.2% in the year ended January 2, 2011.

Gross Profit

Gross profit increased $6.6 million or 10.1% in the year ended January 2, 2011 compared to the year ended January 3, 2010. The increase in gross profit is primarily due to the increase in net sales. Gross profit as a percentage of net sales was equivalent to the prior year at 21.6% in the year ended January 2, 2011 compared to 21.6% in the year ended January 3, 2010.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 10.1% to $50.7 million in the year ended January 2, 2011 compared to $46.0 million in the year ended January 3, 2010 due to several factors. Marketing and advertising costs increased $2.8 million, primarily due to increased investment in online marketing and public relations to drive brand awareness and traffic in support of our growth initiatives. Compensation and related expenses increased $0.7 million due to increased headcount in support of key business initiatives and growth in sales volumes, partially offset by lower year-over-year incentive accruals. Credit card interchange and payment processing fees increased $0.7 million based upon higher sales volume. Depreciation expense related to additional capitalized assets added approximately $0.5 million to expenses. As a percentage of net sales, selling, general and administrative expenses were 15.2% for each of the years ended January 3, 2011 and January 3, 2010.

Other Income, Net

The decrease in interest income for the year ended January 2, 2011 as compared with the year ended January 3, 2010 was due to lower interest rates, partially offset by higher overall cash balances.

Income Taxes

The effective income tax rate for the year ended January 2, 2011 was 34.3% due to lower taxable income in fiscal year 2010 as compared to 35.0% for the year ended January 3, 2010.

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

As of January 2, 2011, working capital totaled $34.9 million, consisting of cash and cash equivalents of $113.3 million, inventory of $20.2 million and other current assets totaling approximately $3.3 million, offset by accounts payable of $90.3 million and other current liabilities totaling approximately $11.6 million. Due to the seasonal nature of our business, cash and cash equivalents, inventory and accounts payable are generally higher in the fourth quarter, resulting in fluctuations in our working capital.

Net cash provided by operating activities was $41.6 million in the year ended January 2, 2011 compared to net cash provided by operating activities of $39.0 million in the year ended January 3, 2010 and net cash used in operating activities of $2.9 million in the year ended January 4, 2009. The increase in cash provided by operating activities in the year ended January 2, 2011 was primarily attributable to higher net income and the tax benefits realized upon the exercise of stock options. The tax benefit realized from options exercises, which represent the tax deductions in excess of stock compensation expense recorded in the financial statements, increased to $4.6 million in the year ended January 2, 2011, from $1.8 million in the year ended January 3, 2010 due to the number of options exercised and the market price of our common stock. The increase in cash was also due to the working capital dynamics of our model associated with the increase in sales in the fourth quarter and the resulting build up in accounts payable. Accounts payable increased by $14.2 million in the year ended January 2, 2011 compared to an increase of $13.8 million in the year ended January 3, 2010. We experience greater cash flow from operations in our fourth quarter compared to other quarters due to the significant increase in revenue from our holiday sales. In the first quarter we typically have a significant pay down of our accounts payable balance that was accumulated during the fourth quarter holiday season. These increases were partially offset by a lower cash benefit provided by changes in accrued liabilities. Accrued liabilities increased by $1.7 million in the year ended January 2, 2011 compared to a net increase of $3.2 million in the year ended January 3, 2010.

The increase in cash provided by operating activities in the year ended January 3, 2010 compared to the year ended January 4, 2009 was primarily attributable to the increase in accounts payable of $13.8 million in the year ended January 3, 2010 compared to a decrease of $23.6 million in the year ended January 4, 2009. Similarly, accrued liabilities increased $3.2 million at January 3, 2010 compared to a net decrease of $3.0 million in the year ended January 4, 2009. Tax benefits realized upon the exercise of stock options increased to $1.8 million in the year ended January 3, 2010, from $0.5 million in the year ended January 4, 2009 due to the number of options exercised and the market price of our common stock. These increases were partially offset by a decrease in working capital from inventory of $0.6 million for the year ended January 3, 2010 compared to a net increase in working capital from inventory of $2.1 million for the year ended January 4, 2009.

Net cash of $13.2 million was provided by investing activities in the year ended January 2, 2011, due to the maturity of $15.0 million in short-term investments, partially offset by purchases of $1.8 million in property and equipment. Net cash of $17.3 million was used in investing activities in the year ended January 3,

2010 due to the purchase of $15.0 million in short-term investments and $2.3 million of property and equipment. Net cash used in investing activities of $2.0 million for the year ended January 4, 2009 was due to the net purchase of property and equipment.

Our capital needs are generally minimal and include investments in technology and websites enhancements, capital improvements to our leased warehouse and office facilities, and furniture and equipment. Additionally, we have the ability to reduce and/or delay capital investments in challenging economic conditions without significant disruption to our business or operations. Over the next 12 months, we expect to purchase property and equipment in connection with our new corporate office space resulting in higher capital expenditures in 2011 compared to 2010.

Net cash used by financing activities in the year ended January 2, 2011 was $19.6 million, primarily related to the repurchases of common stock. This was partially offset by proceeds from stock option exercises of $5.4 million. During the year ended January 2, 2011 we repurchased 0.5 million shares of our common stock for an aggregate purchase price of approximately $25.3 million. Since the inception of our buyback programs in the first quarter of 2005 through January 2, 2011, we have repurchased 4.9 million shares for a total of $186.5 million. Shares may be repurchased from time to time in open market transactions or in negotiated transactions off the market. The timing and amount of any shares repurchased are determined by management based on our evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan. We continually assess market conditions, our cash position, operating results, current forecasts and other factors when making decisions about stock repurchases.

Net cash provided by financing activities in the year ended January 3, 2010 was $2.0 million, primarily related to the proceeds from stock option exercises. Net cash used in financing activities in the year ended January 4, 2009 was $63.4 million, related to the repurchase of our common stock and partially offset by proceeds from stock option exercises.

The following table summarizes our contractual obligations and the expected effect on liquidity and cash flows as of January 2, 2011 (in thousands).

		Less Than			Over 5
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	Years

Operating leases(1)	$792	$299	$360	$133	$—
Financing obligation	251	61	136	54	—
Purchase obligations(2)	9,661	9,661	—	—	—
Purchase obligations(3)	115	105	10	—	—

	$10,819	$10,126	$506	$187	$—

(1)	On January 6, 2011, we entered a lease agreement for our new corporate headquarters, which we plan to occupy on May 2011 upon the expiration of our current lease. Future rental obligations for the new office lease are not included in the table and are as follows (in thousands): $279 (less than 1 year), $1,389 (1-3 years), $1,475 (3-5 years) and $4,630 (over 5 years).

(2)	Includes open merchandise purchase orders at January 2, 2011.

(3)	Includes commitments for advertising and marketing and other services at January 2, 2011.

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

Off-Balance Sheet Arrangements

At January 2, 2011, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purposes entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Impact of Inflation

The effect of inflation and changing prices on our operations was not significant during the periods presented.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

The majority of our revenue, expense and capital expenditures are transacted in U.S. dollars. Our customers’ ability to purchase our products in 24 foreign currencies exposes us to foreign currency exchange risk from the transaction date to when the cash is ultimately converted to U.S. dollars. Because the majority of foreign currency transactions are through third party credit cards that settle within three to four business days, the impact of foreign currency exchange was not material to our results of operations for the fiscal years ended January 2, 2011 and January 3, 2010.

The functional currency of Jewellery, our Irish subsidiary is the Euro. Assets and liabilities of Jewellery are translated into U.S. dollars at the exchange rate prevailing at the end of the period. Income and expenses are translated into U.S. dollars at an average exchange rate during the period. Foreign currency gains and losses from the translation of Jewellery’s balance sheet and income statement at January 2, 2011 was a net translation loss of $0.1 million that was recognized in other comprehensive income.

Interest Rate Risk

We are exposed to financial market risk that results primarily from fluctuations in interest rates. We maintain the majority of our cash, cash equivalents and short-term investments in accounts with major financial institutions within and outside the United States, in the form of demand deposits, money market accounts and other short-term investments. Deposits in these institutions may exceed the amounts of insurance provided, or deposits may not at all be covered by insurance. To date, we have not experienced any losses on our deposits of cash, cash equivalents and short-term investments.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in short-term, high quality, interest bearing securities. To minimize our exposure to an adverse shift in interest rates, we invest in short-term securities and maintain an average maturity of one year or less. If interest rates had averaged 100 basis points higher than they did in the year ended January 2, 2011, interest income for the year would have increased approximately 1,145.5%, or $0.6 million. If interest rates had averaged 100 basis points higher than they did in the year ended January 3, 2010, interest income for the year would have increased approximately 319%, or $0.5 million.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Blue Nile, Inc.
Seattle, Washington

We have audited the accompanying consolidated balance sheets of Blue Nile, Inc., and subsidiaries (the “Company”) as of January 2, 2011 and January 3, 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended January 2, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of January 2, 2011 and January 3, 2010, and the results of its operations and its cash flows for each of the three fiscal years in the period ended January 2, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 2, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2011, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Seattle, Washington
February 28, 2011

BLUE NILE, INC.

Consolidated Balance Sheets
(In thousands, except par value)

	January 2,	January 3,
	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$113,261	$78,149
Short-term investments	—	15,000
Trade accounts receivable	1,405	1,594
Other accounts receivable	366	241
Inventories	20,166	19,434
Deferred income taxes	557	449
Prepaids and other current assets	1,083	977

Total current assets	136,838	115,844
Property and equipment, net	6,157	7,332
Intangible assets, net	274	325
Deferred income taxes	8,424	6,769
Other assets	118	145

Total assets	$151,811	$130,415

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$90,296	$76,128
Accrued liabilities	11,490	9,805
Current portion of long-term financing obligation	48	44
Current portion of deferred rent	86	205

Total current liabilities	101,920	86,182
Long-term financing obligation, less current portion	748	796
Deferred rent, less current portion	82	168
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 300,000 shares authorized; 20,212 shares and 19,810 shares issued, respectively; 14,539 shares and 14,644 shares outstanding, respectively	20	20
Additional paid-in capital	173,143	156,030
Accumulated other comprehensive (loss) income	(66)	61
Retained earnings	63,141	48,999
Treasury stock, at cost; 5,673 shares and 5,166 shares outstanding, respectively	(187,177)	(161,841)

Total stockholders’ equity	49,061	43,269

Total liabilities and stockholders’ equity	$151,811	$130,415

The accompanying notes are an integral part of these consolidated financial statements

BLUE NILE, INC.

Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended	Year Ended	Year Ended
	January 2,	January 3,	January 4,
	2011	2010	2009

Net sales	$332,889	$302,134	$295,329
Cost of sales	260,949	236,790	235,333

Gross profit	71,940	65,344	59,996
Selling, general and administrative expenses	50,654	45,997	44,005

Operating income	21,286	19,347	15,991
Other income, net:
Interest income, net	35	122	1,420
Other income, net	217	209	445

Total other income, net	252	331	1,865

Income before income taxes	21,538	19,678	17,856
Income tax expense	7,396	6,878	6,226

Net income	$14,142	$12,800	$11,630

Basic net income per share	$0.98	$0.88	$0.78

Diluted net income per share	$0.94	$0.84	$0.75

The accompanying notes are an integral part of these consolidated financial statements

BLUE NILE, INC.

Consolidated Statements of Changes in Stockholders’ Equity
(In thousands)

						Accumulated
			Additional			Other			Total
	Common Stock		Paid-in	Deferred Stock		Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Compensation	Retained Earnings	Income (Loss)	Shares	Amount	Equity

Balance, December 30, 2007	19,513	$20	$134,207	$(3)	$24,569	$75	(3,540)	$(95,391)	$63,477
Net income	—	—	—	—	11,630	—	—	—	11,630
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	—	(58)	—	—	(58)

Total comprehensive income	—	—	—	—	—	—	—	—	11,572
Tax benefit from exercise of stock options	—	—	510	—	—	—	—	—	510
Amortization of deferred stock compensation	—	—		3	—	—	—	—	3
Exercise of common stock options	142	—	2,989	—	—	—	—	—	2,989
Issuance of common stock to directors	4	—	130	—	—	—	—	—	130
Stock-based compensation	—	—	7,077	—	—	—	—	—	7,077
Repurchase of common stock	—	—	—	—	—	—	(1,626)	(66,450)	(66,450)

Balance, January 4, 2009	19,659	20	144,913	—	36,199	17	(5,166)	(161,841)	19,308
Net income	—	—	—	—	12,800	—	—	—	12,800
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	—	44	—	—	44

Total comprehensive income	—	—	—	—	—	—	—	—	12,844
Tax benefit from exercise of stock options	—	—	1,793	—	—	—	—	—	1,793
Exercise of common stock options	147	—	1,903	—	—	—	—	—	1,903
Issuance of common stock to directors	4	—	160	—	—	—	—	—	160
Stock-based compensation	—	—	7,261	—	—	—	—	—	7,261

Balance, January 3, 2010	19,810	20	156,030	—	48,999	61	(5,166)	(161,841)	43,269
Net income	—	—	—	—	14,142	—	—	—	14,142
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	—	(127)	—	—	(127)

Total comprehensive income	—	—	—	—	—	—	—	—	14,015
Tax benefit from exercise of stock options	—	—	4,595	—	—	—	—	—	4,595
Exercise of common stock options	393	—	5,392	—	—	—	—	—	5,392
Issuance of common stock to directors	3	—	120	—	—	—	—	—	120
Vesting of restricted stock units	6	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	7,006	—	—	—	—	—	7,006
Repurchase of common stock	—	—	—	—	—	—	(507)	(25,336)	(25,336)

Balance, January 2, 2011	20,212	$20	$173,143	$—	$63,141	$(66)	(5,673)	$(187,177)	$49,061

The accompanying notes are an integral part of these consolidated financial statements

BLUE NILE, INC.

Consolidated Statements of Cash Flows
(In thousands)

	Year Ended	Year Ended	Year Ended
	January 2,	January 3,	January 4,
	2011	2010	2009

Operating activities:
Net income	$14,142	$12,800	$11,630
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,129	2,593	2,110
Loss on disposal of property and equipment	26	63	20
Stock-based compensation	6,982	7,325	7,114
Deferred income taxes	(1,763)	(1,534)	(1,396)
Tax benefit from exercise of stock options	4,595	1,793	510
Excess tax benefit from exercise of stock options	(413)	(118)	(142)
Changes in assets and liabilities:
Receivables	64	(126)	1,867
Inventories	(732)	(600)	2,072
Prepaid expenses and other assets	(78)	36	(21)
Accounts payable	14,199	13,794	(23,575)
Accrued liabilities	1,663	3,196	(2,967)
Deferred rent and other	(206)	(204)	(149)

Net cash provided by (used in) operating activities	41,608	39,018	(2,927)
Investing activities:
Purchases of property and equipment	(1,843)	(2,345)	(2,010)
Proceeds from the sale of property and equipment	—	—	10
Purchase of short-term investments	—	(15,000)	—
Proceeds from maturity of short-term investments	15,000	—	—

Net cash provided by (used in) investing activities	13,157	(17,345)	(2,000)
Financing activities:
Repurchase of common stock	(25,336)	—	(66,450)
Proceeds from stock option exercises	5,392	1,903	2,989
Excess tax benefit from exercise of stock options	413	118	142
Principal payments under long-term financing obligation	(44)	(40)	(38)

Net cash (used in) provided by financing activities	(19,575)	1,981	(63,357)

Effect of exchange rate changes on cash and cash equivalents	(78)	44	(58)

Net increase (decrease) in cash and cash equivalents	35,112	23,698	(68,342)
Cash and cash equivalents, beginning of period	78,149	54,451	122,793

Cash and cash equivalents, end of period	$113,261	$78,149	$54,451

The accompanying notes are an integral part of these consolidated financial statements

BLUE NILE, INC.

Consolidated Statements of Cash Flows
(In thousands)

	Year Ended	Year Ended	Year Ended
	January 2,	January 3,	January 4,
	2011	2010	2009

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,793	$6,777	$7,342
Cash paid for interest relating to long-term financing obligation	16	19	21

The accompanying notes are an integral part of these consolidated financial statements

BLUE NILE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Description of the Company and Summary of Significant Accounting Policies

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Blue Nile, LLC (“LLC”), Blue Nile Worldwide, Inc. (“Worldwide”), and Blue Nile Jewellery, Ltd. (“Jewellery”). The Company, LLC and Worldwide are Delaware corporations located in Seattle, Washington. Jewellery is an Irish limited company located in Dublin, Ireland. All intercompany transactions and balances are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates include the allowance for sales returns and assumptions used to determine stock-based compensation expense. Actual results could differ materially from those estimates.

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

BLUE NILE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Concentration of Risk

The Company maintains the majority of its cash, cash equivalents and short-term investments in accounts with four major financial institutions within and outside the United States, in the form of demand deposits, money market accounts, time deposits and other short-term investments. Deposits in these institutions may exceed the amounts of insurance provided, or deposits may not at all be covered by insurance. The Company has not experienced any losses on its deposits of cash, cash equivalents or short-term investments. The Company’s trade accounts receivable are derived from credit card purchases from customers and the majority are settled within two business days.

The Company’s ability to acquire diamonds and fine jewelry is dependent on its relationships with various suppliers from whom it purchases diamonds and fine jewelry. The Company has reached agreements with certain suppliers to provide access to their inventories of diamonds for its customers, but the terms of these agreements are limited and do not govern the purchase of diamonds for its inventory. The Company’s inability to maintain these and other future diamond and fine jewelry supply relationships on commercially reasonable terms would cause its business to suffer and revenues to decline. Purchase concentration by major supply vendor in fiscal year 2010 with comparative information for fiscal years 2009 and 2008, is as follows:

	Year Ended
	January 2,	January 3,	January 4,
	2011	2010	2009
	Payments	Payments	Payments

Vendor A	12%	10%	9%
Vendor B	8%	7%	7%
Vendor C	8%	7%	6%

	28%	24%	22%

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

BLUE NILE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Intangible Assets

Intangible assets are recorded at cost and consist primarily of the costs incurred to acquire licenses and other similar agreements with finite lives, which were acquired in October 2004 and April 2009. The gross carrying amount of these licenses was $0.5 million as of January 2, 2011 and $0.5 million as of January 3, 2010. Accumulated amortization was $260,000 and $209,000 as of January 2, 2011 and January 3, 2010, respectively. Amortization expense was $51,000 in the fiscal year ended January 2, 2011 and $46,000 in the fiscal year ended January 3, 2010. Amortization expense is estimated to be $51,000 in fiscal 2011, $51,000 in fiscal 2012, $48,000 in fiscal 2013, $30,000 in fiscal 2014, and $15,000 in fiscal 2015.

Intangible assets that are not being amortized relate to the Company’s domain names, with total carrying amounts of $33,000 as of January 2, 2011 and January 3, 2010 respectively. These assets are tested for impairment annually and more frequently if certain circumstances indicate that impairment may have occurred.

Fair Value of Financial Instruments

The carrying amounts for the Company’s cash, short-term investments, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities.

BLUE NILE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company requires payment at the point of sale. Amounts received before the customer assumes the risk of loss are not recorded as revenue. For sales to customers in the U.S., Canada and the E.U., the Company recognizes revenue when delivery has occurred. For international sales, other than to Canada and the E.U., revenue is recognized upon shipment. The Company generally offers a return policy of 30 days and provides an allowance for sales returns during the period in which the sales are made. At January 2, 2011 and January 3, 2010, the reserve for sales returns was $1.0 million and $0.9 million, respectively, and was recorded as an accrued liability. Sales and cost of sales reported in the consolidated statements of operations are reduced to reflect estimated returns. The estimates are based on the Company’s historical product return rates and current economic conditions.

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

Shipping and Handling Costs

The Company’s shipping and handling costs primarily include payments to third-parties for shipping merchandise to the Company’s customers. Shipping and handling costs of $3.2 million, $2.8 million and

BLUE NILE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$3.0 million in the fiscal years ended January 2, 2011, January 3, 2010 and January 4, 2009, respectively, were included in cost of sales.

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

Fulfillment costs include costs incurred in operating and staffing the fulfillment center, including costs attributable to receiving, inspecting and warehousing inventories and picking, packaging and preparing customers’ orders for shipment. Fulfillment costs in the years ended January 2, 2011, January 3, 2010 and January 4, 2009 were approximately $3.3 million, $3.0 million and $2.9 million, respectively.

The Company has procedures in place to detect and prevent credit card fraud because the Company has exposure to losses from fraudulent charges. The Company records a reserve for fraud losses based on the Company’s historical rate of such losses. This reserve is recorded as an accrued liability and amounted to $0.1 million at January 2, 2011 and $0.09 million at January 3, 2010.

Marketing

Marketing costs are expensed as incurred. Costs associated with web portal advertising contracts are amortized over the period such advertising is expected to be used. Costs of advertising associated with radio, print and other media are expensed when such services are used. Marketing expense for the years ended January 2, 2011, January 3, 2010 and January 4, 2009 was approximately $14.5 million, $11.6 million and $12.4 million, respectively.

Stock-Based Compensation

The Company measures compensation cost for all stock options and restricted stock units granted based on fair value on the date of the grant. Stock-based compensation expense, net of estimated forfeitures, is recognized on a straight-line basis over the vesting period for each stock option or restricted stock unit grant. The fair value of each stock option granted is estimated on the grant date using the Black-Scholes-Merton option valuation model. The fair value of each restricted stock unit is based on the fair market value of the Company’s common stock on the date of the grant. See Note 6 for additional details.

Note 2.	Inventories

Inventories consist of the following (in thousands):

	January 2,	January 3,
	2011	2010

Loose diamonds	$732	$297
Fine jewelry, watches and other	19,434	19,137

	$20,166	$19,434

BLUE NILE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.	Property and Equipment

Property and equipment consist of the following (in thousands):

	January 2,	January 3,
	2011	2010

Computers and equipment	$3,525	$3,902
Software and website development	9,855	8,343
Leasehold improvements	4,940	5,467
Furniture and fixtures	682	679
Building	940	940

	19,942	19,331
Less: accumulated depreciation and amortization	(13,785)	(11,999)

Property and equipment, net	$6,157	$7,332

Total depreciation expense was $3.1 million, $2.5 million and $2.1 million in the years ended January 2, 2011, January 3, 2010 and January 4, 2009, respectively.

Capitalized software costs include external direct costs and internal direct labor and related employee benefits costs of developing software for internal use. Amortization begins in the period in which the software is ready for its intended use. The Company had $2.7 million of unamortized computer software and website development costs at January 2, 2011 and January 3, 2010. Depreciation and amortization of capitalized software and website development costs was $1.6 million, $1.1 million and $0.7 million in the years ended January 2, 2011, January 3, 2010 and January 4, 2009, respectively.

Note 4.	Commitments and Contingencies

Leases

The Company leases its office and warehouse facilities and some equipment under non-cancelable lease agreements with initial terms that generally range from three to seven years. Certain of the leases include renewal provisions at the Company’s option. At the inception of the lease, the Company evaluates each agreement to determine whether the lease will be accounted for as an operating or capital lease. The term of the lease used for this evaluation includes renewal option periods only in instances in which the exercise of the renewal option can be reasonably assured and failure to exercise such option would result in an economic penalty. The office and warehouse leases contain rent escalation clauses and rent holidays. Rent expense is recorded on a straight-line basis over the lease term with the difference between the rent paid and the straight-line rent expense recorded as a deferred rent liability. Lease incentive payments received from the landlord are recorded as deferred rent liabilities and are amortized on a straight-line basis over the lease term as a reduction in rent. At January 2, 2011 and January 3, 2010, the deferred rent balance related to lease incentives was $0.1 million and $0.3 million, respectively.

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

BLUE NILE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future minimum lease payments at January 2, 2011 are as follows (in thousands):

	Financing	Operating
	Obligation	Leases

2011	$61	$299
2012	68	181
2013	68	179
2014	54	133

Total minimum lease payments	251	$792

Less: amounts representing interest	(30)

Present value of minimum lease payments	221
Residual value	575
Less: current maturities	(48)

Total long-term financing obligation less current maturities	$748

As of January 2, 2011 and January 3, 2010, assets under the long-term financing obligation amounted to $0.8 million net of accumulated depreciation of $172,000 and $121,000, respectively. Such assets are classified within property and equipment, net, in the accompanying balance sheets. The residual value of the long-term financing obligation represents the estimated fair value of the financing at the end of the Company’s lease term. Rent expense, which includes certain common area maintenance costs, was approximately $0.6 million for each of the fiscal years ended January 2, 2011, January 3, 2010 and January 4, 2009.

Litigation

The Company is currently involved with a claim with respect to intellectual property arising from the ordinary course of business, and may be subject from time to time to various proceedings, lawsuits, disputes or claims. Although the Company cannot predict with assurance the outcome of any such claim or litigation, it does not believe there are currently any such actions that, if resolved unfavorably, would have a material impact on the Company’s financial condition or results of operations.

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

The Company’s 2004 Equity Incentive Plan (“2004 Plan”) provides for the grant of non-statutory stock options, restricted stock awards, stock appreciation rights, restricted stock units and other forms of equity

BLUE NILE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compensation, which may be granted to employees, including officers, non-employee directors and consultants. As of January 2, 2011, the Company reserved 4,798,264 shares of common stock for future grants under the 2004 Plan, which amount will be increased annually on the first day of each fiscal year, up to and including 2014, by five percent of the number of shares of common stock outstanding on such date unless a lower number of shares is approved by the board of directors.

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

The Company’s 2004 Non-Employee Directors’ Stock Option Plan (“Directors’ Plan”) provides for the automatic grant of non-statutory stock options to purchase shares of common stock to non-employee directors. As of January 2, 2011, the Company reserved 413,401 shares of common stock for future grants under the Directors’ Plan, which amount will be increased annually on the first day of each fiscal year, up to and including 2014, by the number of shares of common stock subject to options granted during the prior calendar year unless a lower number of shares is approved by the board of directors. There were 15,000 options granted under the Directors’ Plan in the year ended January 2, 2011.

Employee Stock Purchase Plans

In April 2004, the Company adopted the 2004 Employee Stock Purchase Plan (the “Purchase Plan”). As of January 2, 2011, 1,000,000 shares of common stock are authorized to be sold under the Purchase Plan. Commencing on the first day of the fiscal year in which the Company first makes an offering under the Purchase Plan, this amount will be increased annually for 20 years. The increase in amount is the lesser of 320,000 shares or one and one half percent of the number of shares of common stock outstanding on each such date, unless a lower number of shares is approved by the board of directors. The Purchase Plan is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code. As of January 2, 2011, no shares of common stock have been offered for sale under the Purchase Plan.

Option Grants to Non-Employees

The Company accounts for equity instruments issued to non-employees at their fair value on the measurement date.

Stock-Based Compensation Expense

The fair value of each stock option granted is estimated on the measurement date, which is typically the grant date, using the Black-Scholes-Merton option valuation model. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience.

BLUE NILE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair values of the stock options were estimated at the grant date with the following weighted average assumptions:

	Year Ended
	January 2,	January 3,	January 4,
	2011	2010	2009

Expected term	4.0 years	4.0 years	4.0 years
Expected volatility	57.9%	55.1%	48.1%
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	1.2%	1.4%	2.5%
Estimated weighted average fair value per option granted	$21.60	$11.32	$17.23

•	Expected Term — This is the estimated period of time until exercise and is based primarily on historical experience for options with similar terms and conditions, giving consideration to future expectations. The Company also considers the expected terms of other companies that have similar contractual terms, expected stock volatility and employee demographics.

•	Expected Volatility — This is based on the Company’s historical stock price volatility.

•	Expected Dividend Yield — The Company has not paid dividends in the past and does not expect to pay dividends in the near future.

•	Risk-Free Interest Rate — This is the rate on nominal U.S. Government Treasury Bills with lives commensurate with the expected term of the options on the date of grant.

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

The following table represents total stock-based compensation expense recognized in the consolidated financial statements (in thousands):

	Year Ended
	January 2,	January 3,	January 4,
	2011	2010	2009

Stock-based compensation expense in selling, general and administrative expenses	$6,771	$7,088	$6,905
Stock-based compensation expense in cost of sales	91	77	79

Total stock-based compensation expense in the consolidated statements of operations	$6,862	$7,165	$6,984

Total related tax benefit	$2,354	$2,508	$2,437
Stock-based compensation capitalized	$144	$96	$96

Stock-based compensation capitalized is included in property and equipment, net, in the consolidated balance sheets as a component of the cost capitalized for website development and the development of software for internal use. As of January 2, 2011, the Company had total unrecognized compensation costs related to unvested stock options and restricted stock units of $9.8 million, before income taxes. The Company expects to recognize this cost over a weighted average period of 2.4 years for stock options and 0.6 years for restricted stock units.

BLUE NILE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes all stock option transactions from December 30, 2007, through January 2, 2011:

			Weighted Average
		Weighted Average	Remaining	Total
	Options	Exercise Price	Contractual Term	Intrinsic Value
	(In thousands)			(In thousands)

Balance, December 30, 2007	2,037	32.84
Granted	520	43.11
Exercised	(142)	21.01
Canceled	(125)	60.79

Balance, January 4, 2009	2,290	34.38
Granted	562	25.88
Exercised	(147)	12.92
Canceled	(69)	46.80

Balance, January 3, 2010	2,636	33.44
Granted	316	47.79
Exercised	(393)	13.71
Canceled	(114)	42.59

Balance, January 2, 2011	2,445	$38.04	6.41	$52,228

Vested and expected to vest at January 2, 2011	2,367	$38.00	6.33	$50,793
Exercisable at January 2, 2011	1,736	$37.13	5.60	$39,318

The following table summarizes additional information about stock options outstanding at January 2, 2011:

	Outstanding
		Weighted Average
		Remaining		Exercisable
		Contractual	Exercise		Weighted Average
Range of Exercise Price	Options	Life	Price	Options	Exercise Price
	(In thousands)	(In years)		(In thousands)

$0.25 — $30.00	782	5.86	$23.56	550	$24.48
$30.04 — $32.97	661	5.12	31.84	661	31.84
$33.10 — $49.11	692	7.84	44.15	298	41.96
$49.79 — $99.98	310	7.00	74.09	227	76.91

	2,445	6.37	38.04	1,736	37.13

BLUE NILE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of restricted stock unit activity from January 4, 2009 through January 2, 2011 is as follows:

		Weighted Average	Weighted Average
		Grant Date Fair	Remaining	Aggregate Intrinsic
	RSUs	Value	Contractual Term	Value
	(In thousands)		(In years)	(In thousands)

Balance, January 4, 2009	—	$—
Granted	12	21.22
Vested	—	—
Canceled	—	—

Balance, January 3, 2010	12	$21.22
Granted	1	49.49
Vested	(6)	21.22
Canceled	(1)	21.22

Balance, January 2, 2011	6	$25.61	0.38	$367

Expected to vest at January 2, 2011	6	$25.61	0.38	$367

The aggregate intrinsic values in the tables above are before applicable income taxes and represent the amounts recipients would have received if all options had been exercised or restricted stock units had been converted on the last business day of the period indicated, based on the Company’s closing stock price.

The total intrinsic value of options exercised was $15.4 million, $6.2 million and $3.3 million in the years ended January 2, 2011, January 3, 2010 and January 4, 2009, respectively. During the years ended January 2, 2011, January 3, 2010 and January 4, 2009, the total fair value of options vested was $6.8 million, $7.4 million and $6.6 million, respectively.

Note 7.	Common Stock

On February 9, 2010, the Company’s board of directors authorized the repurchase of up to $100 million of its common stock within the 24-month period following the approval date of such additional repurchase. In the year ended January 2, 2011, the Company repurchased 0.5 million shares of the Company’s common stock for an aggregate purchase price of approximately $25.3 million. In the year ended January 3, 2010, the Company did not repurchase shares of the Company’s common stock. In the year ended January 4, 2009, the Company repurchased 1.6 million shares of the Company’s common stock for an aggregate purchase price of approximately $66.5 million.

Note 8.	Employee Benefit Plan

The Company has a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code covering all eligible officers and employees. The Company provides a discretionary matching contribution, which has generally been $0.50 for every $1.00 contributed by the employee up to 4% of each employee’s salary. Such contributions were approximately $0.2 million for each of the years ended January 2, 2011, January 3, 2010 and January 4, 2009.

BLUE NILE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.	Income Taxes

The expense (benefit) for income taxes consists of the following (in thousands):

	Year Ended
	January 2,		January 3,	January 4,
	2011		2010	2009

Current income tax expense	$4,564		$6,619	$7,112
Tax benefit from stock option exercises recorded in equity	4,595		1,793	510
Deferred income tax (benefit) expense:
Other, net	(1,763)		(1,534)	(1,396)

Total income tax expense	$7,396		$6,878	$6,226

A reconciliation of the statutory Federal income tax rate to the effective tax rate is as follows:

Statutory Federal income tax rate	35.0%		35.0%	35.0%
Other, net	(0.7	) %	0.0%	(0.1	) %

Effective tax rate	34.3%		35.0%	34.9%

Deferred income taxes reflect the net tax effect of temporary differences between amounts recorded for financial reporting purposes and amounts used for tax purposes. The major components of deferred tax assets are as follows (in thousands):

	Year Ended
	January 2,	January 3,
	2011	2010

Deferred tax assets:
Current:
Reserves and allowances	$503	$453
Deferred rent	30	72
Other	241	203
Noncurrent:
Stock options	8,941	7,156
Deferred rent	29	59
Financing obligation	262	279
Other	38	38

Gross deferred tax assets	10,044	8,260

Deferred tax liabilities:
Current:
Prepaid expenses	(217)	(279)
Noncurrent:
Leased building	(269)	(287)
Excess of book over tax depreciation and amortization	(577)	(476)

Gross deferred tax liabilities	(1,063)	(1,042)

Net deferred tax assets	$8,981	$7,218

BLUE NILE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company had no valuation allowance against its deferred tax asset balances at January 2, 2011 and January 3, 2010 because it believes these deferred tax assets are more likely than not to be fully realized. Income taxes payable at January 2, 2011 and January 3, 2010 were $2.2 million and $0.5 million, respectively, and were included in accrued liabilities.

The Company has not provided for deferred taxes on unremitted earnings of subsidiaries outside the United States where such earnings are permanently reinvested. At January 2, 2011, unremitted earnings of foreign subsidiaries were approximately $0.6 million. The amount of unrecognized deferred tax liability associated with these unremitted earnings is approximately $0.2 million. If these earnings were distributed in the form of dividends or otherwise, the Company would be subject to U.S. income taxes less an adjustment for applicable foreign tax credits.

The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2007.

The tax benefit realized for the tax deduction from stock option exercises totaled $5.3 million, $2.1 million and $0.9 million for the years ended January 2, 2011, January 3, 2010 and January 4, 2009, respectively.

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

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Year Ended
	January 2,	January 3,	January 4,
	2011	2010	2009

Net income	$14,142	$12,800	$11,630

Weighted average common shares outstanding	14,446	14,534	14,925

Basic net income per share	$0.98	$0.88	$0.78

Dilutive effect of stock options and restricted stock units	634	682	580

Common stock and common stock equivalents	15,080	15,216	15,505

Diluted net income per share	$0.94	$0.84	$0.75

The following is a summary of the securities outstanding during the respective periods that have been excluded from the calculations because the effect on net income per share would have been antidilutive (in thousands):

	Year Ended
	January 2,	January 3,	January 4,
	2011	2010	2009

Stock options	595	757	606

Note 11.	Segment Information

The Company’s only operating segment is online retail jewelry. The Company sells jewelry to customers within and outside the United States. No customer accounted for 10% or more of the Company’s revenues.

BLUE NILE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net sales were attributed on the basis of the country to where the product was shipped. Revenue from customers in individual foreign countries was not material to the financial statements.

The tables below represent information by geographic area (in thousands):

	Year Ended
	January 2,	January 3,	January 4,
	2011	2010	2009

Net sales to customers:
United States	$289,589	$268,898	$267,670
Other countries	43,300	33,236	27,659

Total	$332,889	$302,134	$295,329

	Year Ended
	January 2,	January 3,	January 4,
	2011	2010	2009

Long-lived assets:
United States	$6,009	$7,044	$7,148
Other countries	148	288	410

Total	$6,157	$7,332	$7,558

Note 12.	Selected Quarterly Financial Information (unaudited)

Summarized quarterly financial information for fiscal years 2010 and 2009 is as follows (in thousands, except per share data):

	Q1	Q2	Q3	Q4

2010 quarter:
Net sales	$74,060	$76,599	$67,451	$114,779
Gross profit	15,801	16,199	14,638	25,302
Net income	2,388	2,803	2,772	6,179
Basic net income per share	0.16	0.19	0.19	0.43
Diluted net income per share	0.16	0.19	0.19	0.41

	Q1	Q2	Q3	Q4

2009 quarter:
Net sales	$62,403	$69,852	$66,943	$102,936
Gross profit	13,203	15,030	14,797	22,314
Net income	1,940	2,844	2,575	5,441
Basic net income per share	0.13	0.20	0.18	0.37
Diluted net income per share	0.13	0.19	0.17	0.35

Note 13.	Subsequent Events

On January 6, 2011, the Company entered into a lease agreement with Merrill Place LLC (“Landlord”) for the lease of new corporate office space in Seattle, Washington, subject to customary real estate lease conditions. The Company plans to move to the new location upon the expiration of its current lease in April 2011.

BLUE NILE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The new lease commences on May 1, 2011 and, unless sooner terminated or extended, expires on August 31, 2021. The leased space consists of approximately 29,311 total square feet. The Company will begin paying rent on August 1, 2011. The base rent is subject to annual increases. In addition to base rent, the Company will reimburse the Landlord for a portion of the annual increase in common area maintenance expenses, building insurance and real property taxes, subject to a cap. As part of the lease, the Landlord has agreed to provide various financial allowances to facilitate the Company’s build out of the offices and related tenant improvements, subject to customary terms and conditions relating to landlord-funded tenant improvements. The future minimum rental payments on the new lease are as follows (in thousands):

2011	$279
2012	684
2013	705
2014	727
2015	748
Thereafter	4,630

Total minimum lease payments	$7,773

BLUE NILE, INC.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

		Charged to
	Balance at	Revenue,		Balance at
	Beginning	Costs or		End of
Description	of Period	Expenses	Deductions (A)	Period
	(In thousands)

Reserve for sales returns:
Year ended:
January 2, 2011	$890	$31,071	$(30,942)	$1,019
January 3, 2010	828	25,896	(25,834)	890
January 4, 2009	1,281	28,383	(28,836)	828
Reserve for fraud:
Year ended:
January 2, 2011	$93	$128	$(117)	$104
January 3, 2010	100	63	(70)	93
January 4, 2009	130	20	(50)	100

(A)	Deductions for sales returns and fraud consist of actual sales returns and credit card charge backs in each period.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Based on their evaluation, our certifying officers concluded that the Company’s disclosure controls and procedures, as defined in Rules 13a — 15(e) and 15d — 15(e) under the Exchange Act, were effective at the reasonable assurance level as of the end of the period covered by this report.

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

Under the supervision and with the participation of our management, including the certifying officers, we assessed the effectiveness of our internal control over financial reporting as of January 2, 2011, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, management has concluded that our internal control over financial reporting was effective at the “reasonable assurance” level as of January 2, 2011.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of January 2, 2011, as stated in their audit report below.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended January 2, 2011, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Blue Nile, Inc.
Seattle, Washington

We have audited the internal control over financial reporting of Blue Nile, Inc., and subsidiaries (the “Company”) as of January 2, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 2, 2011, of the Company, and our report dated February 28, 2011, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Seattle, Washington
February 28, 2011

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item relating to our executive officers will be contained in our Proxy Statement with respect to our 2011 Annual Meeting of Stockholders under the caption “Executive Officers” and is incorporated herein by reference. The information required by this Item relating to our directors and nominees, including information with respect to audit committee financial experts and our code of ethics, will be contained in our Proxy Statement with respect to our 2011 Annual Meeting of Stockholders under the caption “Proposal 1 — Election of Directors” and is incorporated herein by reference. The information required by this Item regarding compliance with Section 16(a) of the Securities Exchange Act will be contained in our Proxy Statement with respect to our 2011 Annual Meeting of Stockholders under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year.

Item 11.	Executive Compensation

The information required by this Item will be contained in our Proxy Statement with respect to our 2011 Annual Meeting of Stockholders under the captions “Compensation of Executive Officers,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Compensation of Directors,” and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be contained in our Proxy Statement with respect to our 2011 Annual Meeting of Stockholders under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be contained in our Proxy Statement with respect to our 2011 Annual Meeting of Stockholders under the captions “Transactions with Related Persons” and “Proposal 1-Election of Directors” and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year.

Item 14.	Principal Accounting Fees and Services

The information required by this Item will be contained in our Proxy Statement with respect to our 2011 Annual Meeting of Stockholders under the caption “Proposal 4-Ratification of Selection of Independent Auditors” and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Index to Consolidated Financial Statements

a. The following documents are filed as part of this report:

		Page

1.	Financial Statements:
	Report of Independent Registered Public Accounting Firm	36
	Consolidated Balance Sheets, as of January 2, 2011 and January 3, 2010	37
	Consolidated Statements of Operations, for the fiscal years ended January 2, 2011, January 3, 2010 and January 4, 2009	38
	Consolidated Statements of Changes in Stockholders’ Equity, for the fiscal years ended January 2, 2011, January 3, 2010 and January 4, 2009	39
	Consolidated Statements of Cash Flows, for the fiscal years ended January 2, 2011, January 3, 2010 and January 4, 2009	40
	Notes to Consolidated Financial Statements	42
2.	Financial Statement Schedule:
	Schedule II, Valuation and Qualifying Accounts
	All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
3.	Exhibits:
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

Date: February 28, 2011

Blue Nile, Inc.
(Registrant)

By	/s/ Vijay Talwar
Vijay Talwar
Senior Vice President and General Manager of
International and Chief Financial Officer
(Principal Accounting and Financial Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Diane M. Irvine and Vijay Talwar, and each or any one of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments (including posting effective amendments) to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-facts and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitutes or substitutes, may lawfully do or cause to be done by virtue hereof.

This report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, pursuant to the requirements of the Securities Exchange Act of 1934.

By	/s/ Diane M. Irvine Diane M. Irvine, Chief Executive Officer, President and Director (Principal Executive Officer)	February 28, 2011

By	/s/ Vijay Talwar Vijay Talwar, Senior Vice President and General Manager of International and Chief Financial Officer (Principal Accounting and Financial Officer)	February 28, 2011

By	/s/ Mark C. Vadon Mark C. Vadon, Executive Chairman and Director	February 25, 2011

By	/s/ W. Eric Carlborg W. Eric Carlborg, Director	February 24, 2011

By	/s/ Leslie Lane Leslie Lane, Director	February 24, 2011

By	/s/ Ned Mansour Ned Mansour, Director	February 18, 2011

By	/s/ Michael Potter Michael Potter, Director	February 22, 2011

By	/s/ Steve Scheid Steve Scheid, Director	February 20, 2011

By	/s/ Mary Alice Taylor Mary Alice Taylor, Director	February 24, 2011

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference. Where an exhibit is incorporated by reference, the number in parentheses indicates the document to which cross-reference is made. See the end of this exhibit index for a listing of cross-reference documents.

Exhibit
Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of Blue Nile, Inc.
3.2(2)	Amended and Restated Bylaws of Blue Nile, Inc.
4.1	Reference is made to Exhibits 3.1, and 3.2.
4.2(3)	Specimen Stock Certificate.
4.3(19)	Amended and Restated Investor Rights Agreement dated June 29, 2001 by and between Blue Nile, Inc. and certain holders of Blue Nile, Inc.’s preferred stock.
10.1.1(19)*	Blue Nile, Inc. Amended and Restated 1999 Equity Incentive Plan.
10.1.2(19)*	Form of Stock Option Agreement pursuant to the Blue Nile, Inc. 1999 Equity Incentive Plan.
10.2.1(11)*	Third Amended and Restated 2004 Non-Employee Directors’ Stock Option Plan.
10.2.2(6)*	Form of Stock Option Agreement pursuant to the Blue Nile, Inc. 2004 Non-Employee Directors’ Stock Option Plan.
10.3(19)*	Blue Nile, Inc. 2004 Employee Stock Purchase Plan.
10.4.1(12)*	Blue Nile, Inc. 2004 Equity Incentive Plan.
10.4.2(6)*	Form of Stock Option Agreement pursuant to the 2004 Equity Incentive Plan.
10.4.3(5)*	Blue Nile, Inc. Stock Grant Notice pursuant to the 2004 Equity Incentive Plan.
10.4.4(13)*	Form of Restricted Stock Unit Grant Notice and Form of Award Agreement under the Blue Nile, Inc. 2004 Equity Incentive Plan.
10.5.1(12)	Sublease Agreement, dated May 22, 2003, between Amazon.com Holdings, Inc. and the registrant.
10.5.2(12)	First Amendment to Sublease Agreement, dated July 3, 2003, between Amazon.com Holdings, Inc. and the registrant.
10.6.1(12)	Lease, dated June 28, 2001, between Gull Industries, Inc. and the registrant.
10.6.2(12)	First Amendment to Lease, dated December 11, 2002 between Gull Industries, Inc. and the registrant.
10.6.3(12)	Second Amendment to Lease, dated November 15, 2003, between Gull Industries, Inc. and the registrant.
10.7(8)	Commercial lease, dated July 21, 2006, between Gull Industries, Inc. and the registrant.
10.8(14)	Lease Agreement, dated January 6, 2011, between Merrill Place LLC and the registrant.
10.9(10)*	Offer Letter with Diane M. Irvine, dated December 1, 1999.
10.10(19)*	Offer Letter with Dwight Gaston, dated May 14, 1999.
10.11(19)*	Offer Letter with Susan S. Bell, dated August 22, 2001.
10.12(9)*	Offer Letter with Marc D. Stolzman, dated May 2, 2008.
10.13(13)*	Offer Letter with Marianne Marck, dated January 9, 2009.
10.14(20)*	Offer Letter with Vijay Talwar, dated August 20, 2010.
10.15(4)*	Blue Nile Inc. Form Indemnity Agreement
10.16(7)*	Executive Cash Bonus Plan for Fiscal Year 2010
10.17(15)*	Compensation Arrangements with the registrant’s Chief Executive Officer and Executive Chairman
10.18(13)*	Director Compensation
10.19(21)*	Severance Agreement between Blue Nile Inc. and Marc Stolzman, dated December 3, 2010
10.20(17)*	Performance Bonus Plan

Exhibit
Number	Description

10.21(18)*	Change of Control Severance Plan
21.1(14)	Subsidiaries of the Registrant.
23.1(14)	Consent of Deloitte & Touche LLP.
24.1	Powers of Attorney of Officers and Directors signing this report (see page 62).
31.1(14)	Certification of Principal Chief Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2(14)	Certification of Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1(16)	Certification of Principal Chief Executive Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
32.2(16)	Certification of Principal Financial Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Denotes a management contract or compensatory plan, contract or agreement, in which the Company’s directors or executive officers may participate.

(1)	Previously filed as Exhibit 3.1 to Blue Nile, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended July 4, 2004 (No. 000-50763), as filed with the Securities and Exchange Commission on August 6, 2004, and incorporated by reference herein.

(2)	Previously filed as the like numbered exhibit to Blue Nile, Inc.’s Current Report on Form 8-K (No. 000-50763), as filed with the Securities and Exchange Commission on November 9, 2009, and incorporated by reference herein.

(3)	Previously filed as Exhibit 4.2 to Blue Nile, Inc.’s Registration Statement on Form S-1/A (No. 333-113494), as filed with the Securities and Exchange Commission on May 4, 2004, as amended, and incorporated by reference herein.

(4)	Previously filed Exhibit 10.1 to Blue Nile, Inc.’s Current Report on Form 8-K (No. 000-50763), as filed with the Securities and Exchange Commission on November 8, 2010, and incorporated by reference herein.

(5)	Previously filed as Exhibit 10.1 to Blue Nile, Inc.’s Current Report on Form 8-K (No. 000-50763), as filed with the Securities and Exchange Commission on December 13, 2004, and incorporated by reference herein.

(6)	Previously filed as the like numbered exhibit to Blue Nile, Inc.’s Annual Report on Form 10-K (No. 000-50763), as filed with the Securities and Exchange Commission on March 25, 2005, and incorporated by reference herein.

(7)	Previously filed as Exhibit 10.2 to Blue Nile, Inc.’s Current Report on Form 8-K (No. 000-50763), as filed with the Securities and Exchange Commission on May 25, 2010, and incorporated by reference herein.

(8)	Previously filed as Exhibit 10.1 to Blue Nile, Inc.’s Current Report on Form 8-K (No. 000-50763), as filed with the Securities and Exchange Commission on July 27, 2006, and incorporated by reference herein.

(9)	Previously filed as Exhibit 10.1 to Blue Nile, Inc.’s Current Report on Form 8-K (No. 000-50763), as filed with the Securities and Exchange Commission on May 6, 2008, and incorporated by reference herein.

(10)	Previously filed as Exhibit 10.7 to Blue Nile, Inc.’s Registration Statement on Form S-1 (No. 333-113494), as filed with the Securities and Exchange Commission on March 11, 2004, as amended, and incorporated by reference herein.

(11)	Previously filed as Exhibit 10.1 to Blue Nile, Inc.’s Quarterly Report on Form 10-Q (No. 000-50763) as filed with the Securities and Exchange Commission on November 7, 2008, and incorporated by reference herein.

(12)	Previously filed as the like numbered exhibit to Blue Nile, Inc.’s Registration Statement on Form S-1/A (No. 333-113494), as filed with the Securities and Exchange Commission on April 19, 2004, as amended, and incorporated by reference herein.

(13)	Previously filed as the like numbered exhibit to Blue Nile, Inc.’s Annual Report on Form 10-K (No. 000-50763), as filed with the Securities and Exchange Commission on March 5, 2009, and incorporated by reference herein.

(14)	Filed herewith.

(15)	Previously filed as Item 5.02 to Blue Nile, Inc.’s Current Report on Form 8-K (No. 000-50763), as filed with the Securities and Exchange Commission on March 5, 2008, and incorporated by reference herein.

(16)	Filed herewith. The certifications attached as Exhibits 32.1 and 32.2 accompany this Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Blue Nile, Inc. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

(17)	Previously filed as Exhibit 10.1 to Blue Nile, Inc.’s Current Report on Form 8-K (No. 000-50763) as filed with the Securities and Exchange Commission on May 25, 2010, and incorporated by reference herein.

(18)	Previously filed as Exhibit 10.2 to Blue Nile, Inc.’s Quarterly Report on Form 10-Q (No. 000-50763) as filed with the Securities and Exchange Commission on May 13, 2009, and incorporated by reference herein.

(19)	Previously filed as the like numbered exhibit to Blue Nile, Inc.’s Registration Statement on Form S-1 (No. 333-113494) as filed with the Securities and Exchange Commission on March 11, 2004, and incorporated by reference herein.

(20)	Previously filed as Exhibit 10.1 to Blue Nile, Inc.’s Quarterly Report on Form 10-Q (No. 000-50763) as filed with the Securities and Exchange Commission on November 9, 2010 and incorporated by reference herein.

(21)	Previously filed as Exhibit 10.1 to Blue Nile, Inc.’s Current Report on Form 8-K (No. 000-50763), as filed with the Securities and Exchange Commission on December 9, 2010, and incorporated by reference herein.