Form 10-Q
period 2011-04-03
BLUE NILE INC
filed 2011-05-10
CIK 1091171

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission file number 000-50763
BLUE NILE, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	91-1963165 (I.R.S. Employer Identification No.)

411 First Avenue South, Suite 700, Seattle, Washington (Address of principal executive offices)	98104 (Zip code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of May 5, 2011, the registrant had 14,613,073 shares of common stock outstanding.

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

BLUE NILE, INC.
INDEX

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	4
Condensed Consolidated Balance Sheets (unaudited)	4
Condensed Consolidated Statements of Operations (unaudited)	5
Condensed Consolidated Statement of Changes in Stockholders’ Equity (unaudited)	6
Condensed Consolidated Statements of Cash Flows (unaudited)	7
Notes to Condensed Consolidated Financial Statements (unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	17

Item 4. Controls and Procedures	17

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	18

Item 1A. Risk Factors	18

Item 6. Exhibits	31

SIGNATURES	32
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BLUE NILE, INC.
Condensed Consolidated Balance Sheets
(in thousands, except par value)

	April 3,	January 2,
	2011	2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$79,102	$113,261
Trade accounts receivable	1,667	1,405
Other accounts receivable	2,360	366
Inventories	20,164	20,166
Deferred income taxes	498	557
Prepaids and other current assets	822	1,083

Total current assets	104,613	136,838
Property and equipment, net	7,281	6,157
Intangible assets, net	261	274
Deferred income taxes	8,717	8,424
Other assets	124	118

Total assets	$120,996	$151,811

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$56,678	$90,296
Accrued liabilities	6,749	11,490
Current portion of long-term financing obligation	51	48
Current portion of deferred rent	218	86

Total current liabilities	63,696	101,920
Long-term financing obligation, less current portion	734	748
Deferred rent, less current portion	1,935	82
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, none issued and outstanding
Common stock, $0.001 par value; 300,000 shares authorized; 20,262 shares and 20,212 shares issued, respectively 14,589 shares and 14,539 shares outstanding, respectively	20	20
Additional paid-in capital	176,193	173,143
Accumulated other comprehensive income (loss)	32	(66)
Retained earnings	65,563	63,141
Treasury stock, at cost; 5,673 and 5,673 shares outstanding, respectively	(187,177)	(187,177)

Total stockholders’ equity	54,631	49,061

Total liabilities and stockholders’ equity	$120,996	$151,811

The accompanying notes are an integral part of these condensed consolidated financial statements

BLUE NILE, INC.
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Quarter ended
	April 3,	April 4,
	2011	2010
Net sales	$80,180	$74,060
Cost of sales	63,260	58,259

Gross profit	16,920	15,801

Selling, general and administrative expenses	13,408	12,221

Operating income	3,512	3,580

Other income, net:
Interest income, net	41	5
Other income, net	22	68

Total other income, net	63	73

Income before income taxes	3,575	3,653
Income tax expense	1,153	1,265

Net income	$2,422	$2,388

Basic net income per share	$0.17	$0.16

Diluted net income per share	$0.16	$0.16

The accompanying notes are an integral part of these condensed consolidated financial statements

BLUE NILE, INC.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(unaudited)
(in thousands)

			Additional		Accumulated Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity

Balance, January 2, 2011	20,212	20	173,143	63,141	(66)	(5,673)	(187,177)	$49,061
Net income	—	—	—	2,422	—	—	—	2,422
Other comprehensive income:
Foreign currency translation adjustment	—	—	—	—	98	—	—	98

Total comprehensive income	—	—	—	—	—	—	—	2,520
Tax benefit from exercise of stock options	—	—	397	—	—	—	—	397
Exercise of common stock options	44	—	891	—	—	—	—	891
Issuance of common stock to directors	1	—	30	—	—	—	—	30
Vesting of restricted stock units	5	—	—	—	—	—	—	—
Stock-based compensation	—	—	1,732	—	—	—	—	1,732

Balance, April 3, 2011	20,262	$20	$176,193	$65,563	$32	(5,673)	$(187,177)	$54,631

The accompanying notes are an integral part of these condensed consolidated financial statements

BLUE NILE, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Year to date ended
	April 3,	April 4,
	2011	2010
Operating activities:
Net income	$2,422	$2,388
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	822	746
Loss on disposal of property and equipment	21	—
Stock-based compensation	1,734	1,884
Deferred income taxes	(234)	(451)
Tax benefit from exercise of stock options	397	2,716
Excess tax benefit from exercise of stock options	(208)	(76)
Changes in assets and liabilities:
Receivables	(217)	(391)
Inventories	2	(1,830)
Prepaid federal income taxes	—	(1,007)
Prepaid expenses and other assets	255	178
Accounts payable	(33,973)	(29,324)
Accrued liabilities	(5,233)	(5,455)
Deferred rent and other	(54)	(58)

Net cash used in operating activities	(34,266)	(30,680)

Investing activities:
Purchases of property and equipment	(1,049)	(516)
Proceeds from maturity of short-term investments	—	15,000

Net cash (used in) provided by investing activities	(1,049)	14,484

Financing activities:

Repurchase of common stock	—	(15,202)
Proceeds from stock option exercises	891	486
Excess tax benefit from exercise of stock options	208	76
Principal payments under long-term financing obligation	(11)	(11)

Net cash provided by (used in) by financing activities	1,088	(14,651)

Effect of exchange rate changes on cash and cash equivalents	68	(64)

Net decrease in cash and cash equivalents	(34,159)	(30,911)

Cash and cash equivalents, beginning of period	113,261	78,149

Cash and cash equivalents, end of period	$79,102	$47,238

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended January 2, 2011, filed with the Securities and Exchange Commission on February 28, 2011. The same accounting policies are followed for preparing quarterly and annual financial statements. In the opinion of management, all adjustments necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods have been included and are of a normal, recurring nature.
The financial information as of January 2, 2011 is derived from the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended January 2, 2011, included in Item 8 of the Annual Report on Form 10-K for the year ended January 2, 2011.
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

Blue Nile, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 2. Stock-based Compensation
Stock options are granted at prices equal to the fair market value of the Company’s common stock on the date of grant. Stock options granted generally provide for 25% vesting on the first anniversary of the date of grant, with the remainder vesting monthly in equal amounts over the following three years, and expire 10 years from the date of grant. The Company has also granted restricted stock units (RSU) to certain executives with vesting periods ranging from two to four years. As of April 3, 2011, the Company had four equity plans. Additional information regarding these plans is disclosed in the Company’s Annual Report on Form 10-K for the year ended January 2, 2011.
Compensation expense, net of estimated forfeitures, is recognized on a straight-line basis over the vesting period for each stock option and restricted stock unit grant.
The fair value of each stock option on the date of grant is estimated using the Black-Scholes-Merton option valuation model.
The following weighted-average assumptions were used for the valuation of options granted during the periods presented:

	Quarter ended
	April 3,	April 4,
	2011	2010
Expected term	4 years	4 years
Expected volatility	57.6%	58.4%
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	1.38%	1.42%

Estimated weighted-average fair value per option granted	$25.51	$22.53
The assumptions used to calculate the fair value of options granted are evaluated and revised, if necessary, to reflect market conditions and the Company’s experience.
The fair value of each restricted stock unit is based on the fair market value of the Company’s common stock on the date of grant.

Blue Nile, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
A summary of stock option activity for the quarter ended April 3, 2011 is as follows:

			Weighted Average
			Remaining	Aggregate Intrinsic
	Options	Weighted Average	Contractual Term	Value (in
	(in thousands)	Exercise Price	(in years)	thousands)
Balance, January 2, 2011	2,445	$38.04
Granted	172	56.54
Exercised	(44)	20.34
Cancelled	(9)	47.71

Balance, April 3, 2011	2,564	$39.55	6.41	$43,394

Vested and expected to vest at April 3, 2011	2,471	$39.34	6.32	$42,466
Exercisable, April 3, 2011	1,808	$38.09	5.52	$34,079
A summary of restricted stock unit activity for the quarter ended April 3, 2011 is as follows:

			Weighted Average
		Weighted Average	Remaining	Aggregate Intrinsic
	RSUs	Grant Date Fair	Contractual Term	Value (in
	(in thousands)	Value	(in years)	thousands)
Balance, January 2, 2011	6	$25.61
Granted	—	—
Vested	(5)	22.50
Cancelled	—	—

Balance, April 3, 2011	1	$43.82	1.53	$50

Vested and expected to vest at April 3, 2011	1	$43.82	1.53	$50
The aggregate intrinsic value in the tables above is before applicable income taxes and represents the amount recipients would have received if all options had been exercised or restricted stock units had been converted on the last business day of the period indicated, based on the Company’s closing stock price.
The total intrinsic value of options exercised during the quarter ended April 3, 2011 was $1.6 million. During the quarter ended April 3, 2011, the total fair value of options vested was $2.3 million. As of April 3, 2011, the Company had total unrecognized compensation costs related to unvested stock options and restricted stock units of $11.8 million, before income taxes. The Company expects to recognize this cost over a weighted average period of 2.6 years for its options and 2.3 years for its restricted stock units.

Blue Nile, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 3. Inventories
Inventories are stated at cost and consist of the following (in thousands):

	April 3,	January 2,
	2011	2011
Loose diamonds	$721	$732
Fine jewelry, watches and other	19,443	19,434

	$20,164	$20,166

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
The following tables set forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Quarter ended
	April 3,	April 4,
	2011	2010
Net income	$2,422	$2,388

Weighted average common shares outstanding	14,569	14,565

Basic net income per share	$0.17	$0.16

Dilutive effect of stock options and restricted stock units	635	719

Common stock and common stock equivalents	15,204	15,284

Diluted net income per share	$0.16	$0.16

The Company excluded 616,527 and 404,291 stock option shares from the computation of diluted net income per share for the quarters ended April 3, 2011 and April 4, 2010, respectively, due to their antidilutive effect.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our consolidated financial statements and the related notes contained elsewhere in this quarterly report on Form 10-Q and the Annual Report on Form 10-K filed for our fiscal year ended January 2, 2011.
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
We believe our capital-efficient business model allows us a competitive advantage over the brick and mortar retailers with whom we compete. We design our websites to offer easy to understand, step-by-step guides to visualizing, evaluating, selecting and purchasing diamonds and fine jewelry. We continue to refine the customer service experience in every step of the purchase process from our websites to our customer support, product quality and fulfillment operations.
We continue to expand our product lines to include non-engagement diamond jewelry as well as other products such as pearls, gemstones and various silver, gold and platinum offerings and watches. Expansion of our product lines has allowed us to broaden our reach with a wider range of price points and merchandise offerings, attracting new customers to our premium brand. We selectively pursue opportunities in international markets in which we can leverage our existing infrastructure and value proposition.
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
Highlights of the First Quarter Ended April 3, 2011
We achieved record first quarter sales of $80.2 million, an 8.3% increase from the first quarter of 2010. Our sales in the U.S. grew by 4.3% to $67.3 million from $64.5 million in the first quarter of 2010. Over half of our overall revenue growth came from our international sales, which increased by 34.4% to $12.9 million from $9.6 million in the prior year first quarter. Gross profit increased $1.1 million to $16.9 million from $15.8 million in the first quarter of 2010. Our net income was $2.4 million or $0.16 per share for the first quarter of both 2011 and 2010. As of April 3, 2011, we had cash and cash equivalents of $79.1 million and no debt.

[1]	Blue Nile defines free cash flow, a non-GAAP financial measure, as net cash provided by (used in) operating activities less cash outflows for purchases of fixed assets, including internal use software and website development.

Results of Operations
Comparison of the Quarter Ended April 3, 2011 to the Quarter Ended April 4, 2010
The following table presents our operating results for the quarters ended April 3, 2011 and April 4, 2010, including a comparison of the financial results for these periods (in thousands, except per share data):

	Quarter ended
	April 3,	April 4,
	2011	2010	$ Change	% Change
Net sales	$80,180	$74,060	$6,120	8.3%
Cost of sales	63,260	58,259	5,001	8.6%

Gross profit	16,920	15,801	1,119	7.1%

Selling, general and administrative expenses	13,408	12,221	1,187	9.7%

Operating income	3,512	3,580	(68)	(1.9)%

Other income, net:
Interest income	41	5	36	720.0%
Other income, net	22	68	(46)	(67.6)%

Total other income, net	63	73	(10)	(13.7)%

Income before income taxes	3,575	3,653	(78)	(2.1)%
Income tax expense	1,153	1,265	(112)	(8.9)%

Net income	$2,422	$2,388	$34	1.4%

Basic net income per share	$0.17	$0.16	$0.01	6.3%

Diluted net income per share	$0.16	$0.16	$—	—%

Net Sales
Net sales increased 8.3% during the first quarter of 2011 as compared with the first quarter of 2010, due almost entirely to an increase in the number of orders shipped. January sales trends slowed compared to the prior year, but we experienced strong year over year increases throughout the remainder of the quarter driven by increased marketing efforts, and expanded product offerings. Sales of our non-engagement jewelry grew at rates above our overall sales growth rate. Net sales in the U.S. increased 4.3% to $67.3 million for the quarter, compared with $64.5 million for the same quarter last year. International sales increased 34.4% to $12.9 million, from $9.6 million in the prior year first quarter. Changes in foreign exchange rates during the first quarter of 2011, compared to the rates in effect during the first quarter of 2010, had a positive impact of approximately 6.3% on international sales. Excluding the impact of changes in foreign exchange rates, international sales increased 28.1% for the first quarter of 2011 compared to the first quarter of 2010.
Gross Profit
Gross profit increased 7.1% to $16.9 million in the first quarter of 2011 compared to $15.8 million in the first quarter of 2010. The increase in gross profit resulted primarily from the growth in non-engagement net sales, as discussed above. Gross profit as a percentage of net sales was 21.1% for the first quarter of 2011 compared to 21.3% for the first quarter of 2010. The decrease in gross profit as a percentage of net sales was primarily due to increases in shipping and diamonds and precious metals costs and changes in our product mix. Costs for our products are impacted by prices for diamonds and precious metals including gold, platinum and silver, which rise and fall based upon global supply and demand dynamics. In making retail pricing decisions, we take into account fluctuations in the pricing of diamonds and precious metals, which in turn, affect the gross margin that we realize from such products. We expect that gross profit will continue to fluctuate in the future based on changes in product acquisition costs, particularly diamond prices, product mix and pricing decisions.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 9.7% to $13.4 million in the first quarter of 2011 compared to $12.2 million in the first quarter of 2010 due to several factors. Marketing and advertising costs increased $0.9 million in the first quarter of 2011, primarily due to increased spending on marketing and public relations to drive traffic increases and brand awareness in our domestic and international markets. Payroll and related expenses increased $0.2 million primarily due to increased headcount to support key business initiatives and the growth in operations. Credit card interchange and payment processing fees increased approximately $0.1 million due to higher sales volumes. Rent expense increased $0.1 million related to the relocation of our corporate headquarters. As a percentage of net sales, selling, general and administrative expenses were 16.7% in the first quarter of 2011 compared to 16.5% in the first quarter of 2010.
Operating Income
Operating income decreased 1.9% to $3.5 million in the first quarter of 2011 compared to $3.6 million in the first quarter of 2010. The decrease in operating income is primarily due to the increase in selling, general and administrative expenses.
Total Other Income, Net
Interest income increased in the first quarter of 2011 due to higher interest rates and to a lesser extent, higher average cash balances. The decrease in other income, net in the first quarter of 2011 as compared with the first quarter of 2010 was primarily due to an increase in foreign exchange losses related to foreign exchange rate fluctuations.
Income Taxes
Our effective tax rate decreased to 32.3% in the first quarter of 2011 from 34.6% in the first quarter of 2010 primarily due to a $0.1 million benefit recorded in the first quarter of 2011 related to stock option exercises.
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
As of April 3, 2011, working capital totaled $40.9 million, including cash and cash equivalents of $79.1 million and inventory of $20.2 million, partially offset by accounts payable of $56.7 million. We believe that our current cash and cash equivalents as well as cash flows from operations will be sufficient to continue our operations and meet our capital needs for the foreseeable future.

Net cash of $34.3 million was used in operating activities for the quarter ended April 3, 2011, compared to net cash used in operating activities of $30.7 million for the quarter ended April 4, 2010. The increase in cash used for operating activities was attributable to the higher net payment of accounts payable and lower tax benefits realized upon the exercise of stock options. Net payment of payables totaled $34.0 million for the first quarter of 2011 and $29.3 million for the first quarter of 2010. In the first quarter, we generally have a significant pay down of our accounts payable balance built up during the fourth quarter holiday season. The volume of sales in the fourth quarter of 2010 was higher than the volume of sales in the fourth quarter of 2009, resulting in a higher net payment of payables in the first quarter of 2011 compared to the first quarter of 2010. The tax benefit realized from option exercises, which represents tax deductions in excess of stock compensation expense recorded in the financial statements, decreased to $0.4 million in the first quarter of 2011 from $2.7 million in the first quarter of 2010 primarily due to a lower number of options exercised in the current quarter compared to the prior year quarter. Partially offsetting the increase in the use of cash for operations were the cash benefits provided by changes in inventory and prepaid federal income taxes. Changes in inventory resulted in a net cash benefit of $2,000 in the first quarter of 2011 compared to a net payment of $1.8 million in the first quarter of 2010 due to diligent inventory management. Prepayment for federal income taxes was zero in the first quarter of 2011 compared to $1.0 million in the same quarter last year related to the timing of tax deductions.
Net cash of $1.0 million was used in investing activities for the first quarter of 2011 for the purchases of property and equipment to support our operations. Net cash of $14.5 million was provided by investing activities for the first quarter of 2010 primarily related to the maturity of a $15.0 million short-term investment.
Our capital needs are generally minimal and include investments in technology and website enhancements, capital improvements to our leased warehouses and office facilities, and furniture and equipment. Additionally, we have the ability to reduce and/or delay capital investments in challenging economic conditions without significant disruption to our business operations. For the remainder of the fiscal year, we expect to purchase $2.1 million in property, plant and equipment, primarily related to our new corporate office.
Net cash of $1.1 million was provided by financing activities for the first quarter of 2011 related primarily to proceeds from stock option exercises. Net cash of $14.7 million was used in financing activities for the first quarter of 2010 related primarily to the repurchase of common stock.
During the first quarter of 2011, we did not repurchase any shares of our common stock. On February 9, 2010, our board of directors authorized the repurchase of up to $100 million of the Company’s common stock during the 24-month period following the approval date of such repurchase. As of April 3, 2011, approximately $89.9 million remains under this repurchase authorization. Since the inception of our buyback program in the first quarter of 2005 through April 3, 2011, we have repurchased 4.9 million shares for a total of $186.5 million. The shares may be repurchased from time to time in open market transactions or in negotiated transactions off the market. The timing and amount of any shares repurchased is determined by management based on our evaluation of market conditions and other factors, including our cash needs. Repurchases may also be made under a Rule 10b5-1 plan. We continually assess market conditions, our cash position, operating results, current forecasts and other factors when making decisions about stock repurchases.
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
Contractual Obligations
On January 6, 2011, we entered a lease agreement for our new corporate headquarters with Merrill Place LLC (“Landlord”). Future rental obligations for the new office lease were disclosed in “Liquidity and Capital Resources,”

in Item 7 and “Subsequent Events” (Note 13) in Item 8 of our Annual Report on Form 10-K for the year ended January 2, 2011.
As previously disclosed, the Landlord provided a tenant improvement allowance to cover the costs of remodeling the space for the Company’s use. The allowance of approximately $1.9 million was recorded as deferred rent and is being amortized over the lease term on a straight-line basis, commencing in January 2011. A corresponding amount is included in “Other accounts receivable” in the consolidated balance sheet as of April 3, 2011.
Off-Balance Sheet Arrangements
As of April 3, 2011, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company’s exposure to financial market risk results primarily from fluctuations in interest rates and foreign currency exchange rates. There have been no material changes to our market risks as disclosed in our Annual Report on Form 10-K for the year ended January 2, 2011.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
During the quarter ended April 3, 2011, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed by us in our periodic reports filed or submitted under the Exchange Act with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our certifying officers concluded that as of the end of the period covered by this report, these disclosure controls and procedures are effective in the timely recording, processing, summarizing and reporting of material financial and non-financial information and are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended April 3, 2011, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described under Part I, Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2011, as filed with the Securities and Exchange Commission on February 28, 2011.
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
The retail jewelry industry is intensely competitive. Online retail, in particular, is rapidly evolving and subject to changing technology, shifting consumer preferences and tastes, and frequent introductions of new products and services. We expect the competition in the sale of diamonds and fine jewelry to increase and intensify in the future. Our current and potential competitors range from large and established companies to emerging start-ups. Larger more established companies have longer operating histories, greater brand recognition, existing customer and supplier relationships, and significantly greater financial marketing and other resources. Additionally, larger competitors seeking to establish an online presence may be able to devote substantially more resources to website systems development and exert more leverage over the supply chain for diamonds and fine jewelry than we can. Larger competitors may also be better capitalized to opportunistically acquire, invest or partner with other domestic and international business.
Emerging start-ups may be able to innovate and provide products and services faster than we can. In addition, traditional store based retailers offer consumers the ability to physically handle and examine products in a manner that is not possible over the Internet, as well as a more convenient means of returning and exchanging purchased products. If our competitors are more successful than we are in offering compelling products or in attracting and retaining consumers, our revenues and growth rates could decline. Furthermore, in recent years, competitors have reduced the retail price of their diamonds and fine jewelry as a result of lack of consumer demand and/or inventory liquidations. Such reductions and/or inventory liquidations can have a short-term adverse effect on our sales. Current and potential competitors include:
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
For the quarter ended April 3, 2011, international net sales represented 16.1% of our total net sales. We continue to increase marketing and sales efforts throughout Europe, Canada and the Asia-Pacific region, and anticipate continuing to expand our international sales and operations in the future either by expanding local versions of our website for foreign markets, through acquisitions or alliances with third parties, or through other means. Any international expansion plans we choose to undertake will increase the complexity of our business, require attention from management and other personnel and cause additional strain on our operations, technology systems, financial resources, and our internal financial control and reporting functions. Further, our expansion efforts may be unsuccessful. We have limited experience selling our products in international markets and in conforming to the local cultures, standards or policies necessary to successfully compete in those markets. We cannot be certain that we will be able to expand our global presence if we choose to further expand internationally. In addition, we may have to compete with retailers that have more experience with local markets. Our ability to expand and succeed internationally may also be limited by the demand for our products, the ability to successfully transact in foreign currencies, the ability of our brand to resonate with consumers globally and the adoption of electronic commerce in these markets. Different privacy, censorship and liability standards and regulations, and different intellectual property laws in foreign countries may prohibit expansion into such markets or cause our business and results of operations to suffer.
Our current and future international operations may also fail to succeed due to other risks inherent in foreign operations, including:
•	the need to develop new supplier and jeweler relationships;

•	international regulatory requirements, tariffs and duties;

•	difficulties in staffing and managing foreign operations;

•	longer payment cycles from credit card companies;

•	greater difficulty in accounts receivable collection;

•	our reliance on third-party carriers for product shipments to our customers;

•	risk of theft of our products during shipment;

•	limited payment, shipping and insurance options for us and our customers;

•	potential adverse tax consequences;

•	foreign currency exchange risk;

•	lack of infrastructure to adequately conduct electronic commerce transactions or fulfillment operations;

•	unclear foreign intellectual property protection laws;

•	laws and regulations related to corporate governance and employee/employer relationships;

•	price controls or other restrictions on foreign currency;

•	difficulties in obtaining export, import or other business licensing requirements;

•	changes in customs and import processes, costs or restrictions;

•	increased payment risk and greater difficulty addressing credit card fraud;

•	consumer and data protection laws;

•	lower levels of adoption or use of the Internet;

•	geopolitical events, including war and terrorism; and

•	the need to conduct business in foreign languages on both the website and in our customer service efforts.
Given the geographic concentration of our operations, natural disasters could adversely affect our results of operations.*
Our corporate headquarters, primary fulfillment center, and the co-location facility which houses our computer and communication systems are located in Seattle, Washington. A natural disaster in Seattle, Washington may result in significant physical damage to or closure of one or more of these facilities, and significantly interrupt our customer service and fulfillment center operations, which could adversely affect our results of operations.
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
Our net sales may be negatively affected if we are required to collect taxes on purchases and/or disclose our customer’s private information to tax authorities.
We collect sales and/or other taxes related to purchases by customers located in the State of Washington and the State of New York, and certain taxes required to be collected on sales to customers outside of the United States. One or more states or foreign countries have sought and others may seek to impose additional sales or other tax collection obligations on us in the future and/or require us to disclose to tax authorities our customers’ private information including but not limited to names, addresses, purchase amounts, and purchase dates. A successful assertion by one or more states or foreign countries to require the collection of sales or other taxes on the sale of our products and/or to require us to disclose our customer’s private information to tax authorities could result in substantial tax, penalty, and interest liabilities for past sales, discourage customers from purchasing products from us, decrease our competitive advantage, cause us to discontinue certain successful sales and marketing initiatives or otherwise substantially harm our business and results of operations.
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
Our ability to significantly increase our net sales and maintain and increase our profitability may depend on our ability to successfully expand our product lines beyond our current offerings. If we offer new products that are not accepted by consumers, the Blue Nile brand and reputation could be adversely affected, our net sales may fall short of expectations and we may incur substantial expenses that are not offset by increased net sales. Expansion of our product lines may also strain our management and operational resources.
If we are unable to accurately manage our inventory of fine jewelry, our reputation and results of operations could suffer.
Except for loose diamonds, substantially all of the fine jewelry we sell is from our physical inventory. We are faced with the constant challenge of balancing our inventory levels with our ability to meet our customer needs. Based on internally generated projections, we purchase jewelry and jewelry components. These projections are based on many unknown assumptions around consumer demand, fashion trends, time to manufacture, pricing, etc. If these inventory projections are too high, our inventory may be too high, which may result in lower retail prices and gross margins, risk of obsolescence, and harm to our financial results. Conversely, if these projections are too low, and we underestimate the consumer demand for a product(s), we are exposed to lost business opportunities which could have a material adverse effect on our business, results of operations, financial condition and cash flows. Additionally, as we increase our offering of products, we may be forced to increase inventory levels, which will increase our risks related to our inventory.
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
We have and plan to continue to opportunistically repurchase shares of our common stock. Since the inception of our share repurchase program in the first quarter of 2005 through April 3, 2011, we have repurchased 4.9 million shares for a total of $186.5 million. In February 2010, our board of directors authorized the repurchase of up to $100 million of our common stock during the subsequent 24-month period. These repurchases and any repurchases we may make in the future may not prove to be at optimal prices and our use of cash for the stock repurchase program may not prove to be the best use of our cash resources and may adversely impact our future liquidity.
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
Item 6. Exhibits
See exhibits listed under the Exhibit Index immediately following page 32.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUE NILE, INC.
Registrant

Date: May 10, 2011

/s/ Vijay Talwar
Vijay Talwar
Chief Financial Officer and Senior Vice President and General Manager of International (Principal Financial Officer and Duly Authorized Officer)

Exhibit Index

Exhibit
Number		Description
3.1	(1)	Amended and Restated Certificate of Incorporation of Blue Nile, Inc.

3.2	(2)	Amended and Restated Bylaws of Blue Nile, Inc.

4.1		Reference is made to Exhibits 3.1 and 3.2.

4.2	(3)	Specimen Stock Certificate.

4.3	(4)	Amended and Restated Investor Rights Agreement dated June 29, 2001 by and between Blue Nile, Inc. and certain holders of Blue Nile, Inc.’s preferred stock.

10.1	(5)*	Executive Cash Bonus Plan for Fiscal Year 2011.

10.2	(6)	Lease Agreement by and between Blue Nile, Inc. and Merrill Place LLC, dated January 6, 2011.

31.1	(7)	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	(7)	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	(7)**	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2	(7)**	Certification of Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB		XBRL Taxonomy Extension Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

101 DEF		XBRL Taxonomy Extension Definition Linkbase Document

(1)	Previously filed as Exhibit 3.1 to Blue Nile, Inc.’s Form 10-Q for the quarterly period ended July 4, 2004 (No. 000-50763), as filed with the Securities and Exchange Commission on August 6, 2004, and incorporated by reference herein.

(2)	Previously filed as the like numbered exhibit to Blue Nile, Inc.’s Current Report on Form 8-K (No. 000-50763), as filed with the Securities and Exchange Commission on November 9, 2009, and incorporated by reference herein.

(3)	Previously filed as Exhibit 4.2 to Blue Nile, Inc.’s Registration Statement on Form S-1/A (No. 333-113494), as filed with the Securities and Exchange Commission on May 4, 2004, as amended, and incorporated by reference herein.

(4)	Previously filed as the like numbered exhibit to Blue Nile, Inc.’s Registration Statement on Form S-1 (No. 333-113494), as filed with the Securities and Exchange Commission on March 11, 2004, and incorporated by reference herein.

(5)	Previously filed as the like numbered exhibit to Blue Nile, Inc.’s Current Report on Form 8-K (No. 000-50763), as filed with the Securities and Exchange Commission on February 11, 2011, and incorporated by reference herein.

(6)	Previously filed as Exhibit 10.8 to Blue Nile, Inc.’s Form 10-K for the annual period ended January 2, 2011 (No. 000-50763), as filed with the Securities and Exchange Commission on February 28, 2011, and incorporated by reference herein.

(7)	Filed herewith.

*	Denotes a management contract or compensatory plan, contract or agreement, in which the Company’s directors or executive officers may participate.

**	The certifications attached as Exhibits 32.1 and 32.2 accompany this quarterly report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Blue Nile, Inc. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.