Form 10-Q
period 2011-07-03
BLUE NILE INC
filed 2011-08-10
CIK 1091171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-50763

BLUE NILE, INC.

(Exact name of registrant as specified in its charter)

Delaware	91-1963165
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

411 First Avenue South, Suite 700, Seattle, Washington	98104
(Address of principal executive offices)	(Zip code)

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 4, 2011, the registrant had 14,263,753 shares of common stock outstanding.

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

BLUE NILE, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BLUE NILE, INC.

Condensed Consolidated Balance Sheets

(in thousands, except par value)

	July 3, 2011	January 2, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$74,163	$113,261
Trade accounts receivable	1,808	1,405
Other accounts receivable	300	366
Inventories	20,730	20,166
Deferred income taxes	381	557
Prepaids and other current assets	1,096	1,083

Total current assets	98,478	136,838
Property and equipment, net	8,515	6,157
Intangible assets, net	282	274
Deferred income taxes	8,850	8,424
Other assets	135	118

Total assets	$116,260	$151,811

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$55,003	$90,296
Accrued liabilities	6,323	11,490
Current portion of long-term financing obligation	54	48
Current portion of deferred rent	205	86

Total current liabilities	61,585	101,920
Long-term financing obligation, less current portion	719	748
Deferred rent, less current portion	2,066	82
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, none issued and outstanding
Common stock, $0.001 par value; 300,000 shares authorized; 20,292 shares and 20,212 shares issued, respectively 14,434 shares and 14,539 shares outstanding, respectively	20	20
Additional paid-in capital	179,001	173,143
Accumulated other comprehensive income (loss)	64	(66)
Retained earnings	68,401	63,141
Treasury stock, at cost; 5,858 and 5,673 shares outstanding, respectively	(195,596)	(187,177)

Total stockholders’ equity	51,890	49,061

Total liabilities and stockholders’ equity	$116,260	$151,811

The accompanying notes are an integral part of these condensed consolidated financial statements

BLUE NILE, INC.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share data)

	Quarter ended		Year to date ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Net sales	$80,522	$76,599	$160,702	$150,659
Cost of sales	63,349	60,400	126,609	118,659

Gross profit	17,173	16,199	34,093	32,000
Selling, general and administrative expenses	12,913	11,951	26,321	24,172

Operating income	4,260	4,248	7,772	7,828
Other income, net:
Interest income, net	42	7	83	12
Other income, net	59	52	81	120

Total other income, net	101	59	164	132

Income before income taxes	4,361	4,307	7,936	7,960
Income tax expense	1,523	1,504	2,676	2,769

Net income	$2,838	$2,803	$5,260	$5,191

Basic net income per share	$0.19	$0.19	$0.36	$0.36

Diluted net income per share	$0.19	$0.19	$0.35	$0.34

The accompanying notes are an integral part of these condensed consolidated financial statements

BLUE NILE, INC.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(unaudited)

(in thousands)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury Stock		Total Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity
Balance, January 2, 2011	20,212	$20	$173,143	$63,141	$(66)	(5,673)	$(187,177)	$49,061
Net income				5,260				5,260
Other comprehensive income:
Foreign currency translation adjustment	—	—	—	—	130	—	—	130

Total comprehensive income	—	—	—	—	—	—	—	5,390
Tax benefit from exercise of stock options	—	—	582	—	—	—	—	582
Exercise of common stock options	74	—	1,664	—	—	—	—	1,664
Issuance of common stock to directors	1	—	60	—	—	—	—	60
Vesting of restricted stock units	5	—	—	—	—	—	—	—
Stock-based compensation	—	—	3,552	—	—	—	—	3,552
Repurchase of common stock	—	—	—	—	—	(185)	(8,419)	(8,419)

Balance, July 3, 2011	20,292	$20	$179,001	$68,401	$64	(5,858)	$(195,596)	$51,890

The accompanying notes are an integral part of these condensed consolidated financial statements

BLUE NILE, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Year to date ended
	July 3, 2011	July 4, 2010
Operating activities:
Net income	$5,260	$5,191
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,672	1,525
Loss on disposal of property and equipment	35	—
Stock-based compensation	3,542	3,758
Deferred income taxes	(250)	(874)
Tax benefit from exercise of stock options	582	2,808
Excess tax benefit from exercise of stock options	(365)	(158)
Changes in assets and liabilities:
Receivables	(313)	(265)
Inventories	(564)	968
Prepaid expenses and other assets	(29)	(193)
Accounts payable	(35,361)	(29,434)
Accrued liabilities	(5,281)	(4,039)
Deferred rent and other	2,078	(116)

Net cash used in operating activities	(28,994)	(20,829)

Investing activities:
Purchases of property and equipment	(3,758)	(907)
Maturity of short-term investments	—	15,000

Net cash (used in) provided by investing activities	(3,758)	14,093

Financing activities:
Repurchase of common stock	(8,419)	(25,246)
Proceeds from stock option exercises	1,664	954
Excess tax benefit from exercise of stock options	365	158
Principal payments under long-term financing obligation	(23)	(22)

Net cash used in financing activities	(6,413)	(24,156)

Effect of exchange rate changes on cash and cash equivalents	67	(152)
Net decrease in cash and cash equivalents	(39,098)	(31,044)
Cash and cash equivalents, beginning of period	113,261	78,149

Cash and cash equivalents, end of period	$74,163	$47,105

The accompanying notes are an integral part of these condensed consolidated financial statements

Blue Nile, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Description of Our Business and Summary of Significant Accounting Policies

The Company

Blue Nile, Inc. (the “Company”) is the leading online retailer of high quality diamonds and fine jewelry. In addition to sales of diamonds, fine jewelry and watches, the Company provides education, guidance and support to enable customers to more effectively learn about and purchase diamonds as well as fashion and classically styled fine jewelry. The Company, a Delaware corporation, based in Seattle, Washington, was formed in March 1999. The Company serves consumers in over 40 countries and territories all over the world and maintains its primary website at www.bluenile.com. The Company also operates the www.bluenile.co.uk and www.bluenile.ca websites. Information found on the Company’s websites is not incorporated by reference into this Quarterly Report on Form 10-Q or any of its other filings with the Securities and Exchange Commission.

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Blue Nile, Inc. and its wholly-owned subsidiaries, Blue Nile, LLC (“LLC”), Blue Nile Worldwide, Inc. (“Worldwide”), Blue Nile Jewellery, Ltd. (“Jewellery”) and Blue Nile DMCC (“DMCC”). The Company and Worldwide are Delaware corporations located in Seattle, Washington. LLC is a Delaware limited liability company in Seattle, Washington. Jewellery is an Irish limited company located in Dublin, Ireland. DMCC is a limited liability company located in Dubai, United Arab Emirates. All intercompany transactions and balances are eliminated in consolidation.

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

Blue Nile, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company offers customers the ability to transact in 24 foreign currencies. In addition, some of the Company’s entities engage in transactions denominated in currencies other than the entity’s functional currency. Gains or losses arising from these transactions are recorded in “Other income, net” in the consolidated statements of operations.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05 (“ASU 2011-05”), “Presentation of Comprehensive Income”. ASU 2011-05 increases the prominence of other comprehensive income in the financial statements. Under ASU 2011-05, an entity will have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. ASU 2011-05 eliminates the option under U.S. GAAP to present other comprehensive income in the statement of changes in stockholders’ equity. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. ASU 2011-05 should be applied retrospectively.

The Company does not expect ASU 2011-05 to have a material impact on its consolidated results of operations or financial condition.

Blue Nile, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 2. Stock-based Compensation

As of July 3, 2011, the Company had four equity plans. Additional information regarding these plans is disclosed in the Company’s Annual Report on Form 10-K for the year ended January 2, 2011.

Stock-based compensation expense, net of estimated forfeitures, is recognized on a straight-line basis over the vesting period for each stock option and restricted stock unit grant.

The fair value of each stock option on the date of grant is estimated using the Black-Scholes-Merton option valuation model.

The following weighted-average assumptions were used for the valuation of stock options granted during the periods presented:

	Quarter ended		Year to date ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Expected term	4 years	4 years	4 years	4 years
Expected volatility	57.9%	58.4%	57.7%	58.4%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	1.03%	1.22%	1.30%	1.41%
Estimated weighted-average fair value per stock option granted	$22.83	$23.13	$24.86	$22.58

The assumptions used to calculate the fair value of stock options granted are evaluated and revised, if necessary, to reflect market conditions and the Company’s experience.

The fair value of each restricted stock unit is based on the fair market value of the Company’s common stock on the date of grant.

Blue Nile, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of stock option activity for the year to date ended July 3, 2011 is as follows:

	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance, January 2, 2011	2,445	$38.04
Granted	227	55.17
Exercised	(74)	22.52
Cancelled	(19)	51.35

Balance, July 3, 2011	2,579	$39.89	6.25	$23,589

Vested and expected to vest at July 3, 2011	2,494	$39.68	6.16	$23,229
Exercisable, July 3, 2011	1,859	$38.52	5.37	$19,338

The aggregate intrinsic value in the table above is before applicable income taxes and represents the amount recipients would have received if all stock options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price.

A summary of restricted stock unit (“RSU”) activity for the year to date ended July 3, 2011 is as follows:

	RSUs (in thousands)	Weighted Average Grant Date Fair Value
Balance, January 2, 2011	6	$25.61
Granted	—	—
Vested	(5)	22.46
Cancelled	—	—

Balance, July 3, 2011	1	$49.49

Vested and expected to vest at July 3, 2011	1	$49.49

The total intrinsic value of stock options exercised during the year to date ended July 3, 2011 was $2.5 million. During the year to date ended July 3, 2011, the total fair value of stock options vested was $3.7 million. As of July 3, 2011, the Company had total unrecognized compensation costs related to unvested stock options and restricted stock units of $11.1 million, before income taxes. The Company expects to recognize this cost over a weighted average period of 2.5 years for its stock options and 2.6 years for its restricted stock units.

Blue Nile, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 3. Inventories

Inventories are stated at cost and consist of the following (in thousands):

	July 3, 2011	January 2, 2011
Loose diamonds	$1,168	$732
Fine jewelry, watches and other	19,562	19,434

	$20,730	$20,166

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

The following tables set forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Quarter ended		Year to date ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Net income	$2,838	$2,803	$5,260	$5,191

Weighted average common shares outstanding	14,560	14,426	14,565	14,496

Basic net income per share	$0.19	$0.19	$0.36	$0.36

Dilutive effect of stock options and restricted stock units	552	678	595	697

Common stock and common stock equivalents	15,112	15,104	15,160	15,193

Diluted net income per share	$0.19	$0.19	$0.35	$0.34

For the quarter and year to date ended July 3, 2011, the Company excluded 760,055 and 690,273 stock option shares, respectively, from the computation of diluted net income per share due to their antidilutive effect. For the quarter and year to date ended July 4, 2010, the Company excluded 523,956 and 470,783 stock option shares, respectively, from the computation of diluted net income per share due to their antidilutive effect.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the related notes contained elsewhere in this quarterly report on Form 10-Q and the Annual Report on Form 10-K filed for our fiscal year ended January 2, 2011.

Management Overview

Our long-term financial focus continues to be primarily on sustainable growth in free cash flow, a non-GAAP financial measure that we define as net cash provided by or used in operating activities less cash outflows for purchases of fixed assets, including internal use software and website development. Non-GAAP free cash flow is primarily driven by increasing our operating income and efficiently managing working capital and capital expenditures. Increases in operating income primarily result from increases in sales through our websites, improvements in operating margins and the efficient management of operating costs, offset by the investments that we make in longer-term strategic initiatives.

We continue to drive growth in our core engagement business through an expanded product assortment, and investments in marketing and brand awareness. Expansion of our product lines has allowed us to broaden our reach with a wider range of price points and merchandise offerings, attracting new customers to our premium brand.

We are focused on growing our non-engagement jewelry business, driving customer loyalty and repeat business, and enhancing and broadening our product assortment in terms of styles and price points. We continue to plan business growth by driving innovation in product development. In the second quarter, we introduced hundreds of new exciting products, with distinctive styles. We plan to continue increasing our breadth and depth of products throughout 2011.

We continue to invest in our marketing efforts to increase brand awareness. During the quarter, we introduced an improved online jewelry shopping experience and a complete shopping cart on our iPhone app, with the ability for consumers around the world to purchase from Blue Nile in their local currencies from their mobile devices. In addition, customers can login to our mobile website, to check their wish lists and diamond comparison, to make purchases and to track orders. As mobile commerce transforms the entire retail landscape, we believe there are tremendous opportunities ahead for our business, as an increasing amount of customers enjoy the convenience of mobile devices during their shopping process and engage with our brand via mobile.

We are increasing our investment in international growth through additional marketing, expanding our product assortment, and improving the customer experience. In addition, we will continue to launch in new markets around the world. During the quarter, we began shipping diamonds to consumers in the United Arab Emirates. The growth opportunities that we see ahead are compelling and the growth in our international business is a key strategic focus.

We believe that our success in building Blue Nile into a premium brand is a result of our focus on providing an exceptional customer experience. We persist in driving innovation across the customer experience to enhance and deepen our connection to our customers. The Blue Nile customer experience is designed to empower our customers by providing them with substantial education, guidance, selection, customization capability, convenience and value. We believe that maintaining high overall customer satisfaction is critical to our ongoing efforts to promote the Blue Nile brand and to continue to profitably grow our business.

Highlights of the Second Quarter Ended July 3, 2011

We achieved second quarter net sales of $80.5 million, a 5.1% increase from the second quarter of 2010. Our international markets continued to deliver strong sales results, with a second quarter increase of 40.7% from the second quarter of 2010 and comprised approximately 16.0% of our total net sales for the quarter. Gross profit increased $1.0 million or 6.0% to $17.2 million from the second quarter of 2010. Our net income was $2.8 million or $0.19 per diluted share for the second quarter of both 2011 and 2010. As of July 3, 2011, we had cash and cash equivalents of $74.2 million and no outstanding debt.

We experienced growth in our non-engagement category at rates above our overall sales growth. Growth in engagement, which is our largest category, was negatively impacted by dramatic increases in diamond prices, rising metal prices and declining consumer sentiment in the U.S. We believe that continued rapid increases in diamonds and metals prices and low consumer sentiment will continue to have an impact on our sales growth.

Results of Operations

Comparison of the Quarter Ended July 3, 2011 to the Quarter Ended July 4, 2010

The following table presents our operating results for the quarters ended July 3, 2011 and July 4, 2010, including a comparison of the financial results for these periods (in thousands, except per share data):

	Quarter ended
	July 3, 2011	July 4, 2010	$ Change	% Change
Net sales	$80,522	$76,599	$3,923	5.1%
Cost of sales	63,349	60,400	2,949	4.9%

Gross profit	17,173	16,199	974	6.0%
Selling, general and administrative expenses	12,913	11,951	962	8.0%

Operating income	4,260	4,248	12	0.3%
Other income, net:
Interest income	42	7	35	500.0%
Other income, net	59	52	7	13.5%

Total other income, net	101	59	42	71.2%

Income before income taxes	4,361	4,307	54	1.3%
Income tax expense	1,523	1,504	19	1.3%

Net income	$2,838	$2,803	$35	1.2%

Basic net income per share	$0.19	$0.19	$—	0.0%

Diluted net income per share	$0.19	$0.19	$—	0.0%

Net Sales

Net sales increased 5.1% during the second quarter of 2011 as compared with the second quarter of 2010, due to an increase in the number of orders shipped. Sales of our non-engagement jewelry were strong and grew at rates above our overall sales growth rate for the quarter. Net sales in the U.S. increased 0.3% to $67.7 million for the quarter, compared with $67.5 million for the same quarter last year. International sales increased 40.7% to $12.8 million, from $9.1 million in the second quarter of 2010. Changes in foreign exchange rates during the second quarter of 2011, compared to the rates in effect during the second quarter of 2010, had a positive impact of approximately 11.0% on international sales. Excluding the impact of changes in foreign exchange rates, international sales increased 29.7% for the second quarter of 2011 compared to the second quarter of 2010.

Gross Profit

Gross profit increased 6.0% to $17.2 million in the second quarter of 2011 compared to $16.2 million in the second quarter of 2010. The increase in gross profit resulted primarily from the growth in non-engagement net sales, as discussed above. Gross profit as a percentage of net sales increased to 21.3% for the second quarter of 2011 compared to 21.1% for the second quarter of 2010, primarily due to changes in our product mix.

Costs for our products are impacted by prices for diamonds and precious metals including gold, platinum and silver, which rise and fall based upon global supply and demand dynamics. In the second quarter of 2011, we experienced unprecedented increases in the cost of diamonds. Precious metals continued to rise as well. Generally, we purchase our diamonds on a real time basis from our suppliers when a customer places an order for a specific diamond. In periods of rapidly rising prices, the value that we are able to provide to customers and/or our gross margin may decrease compared to brick and mortar retail competitors with inventory that was purchased prior to price increases. In making retail pricing decisions, we take into account fluctuations in the pricing of diamonds and precious metals, which in turn, affect the gross margin that we realize from such products. We believe that our net sales growth and our gross margin were negatively impacted by the swift rise in diamond prices and precious metals during the second quarter of 2011.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 8.0% to $12.9 million in the second quarter of 2011 compared to $12.0 million in the second quarter of 2010 due to several factors. Marketing and advertising costs increased $0.5 million in the second quarter of 2011, primarily due to increased spending on online marketing vehicles and public relation efforts to drive traffic increases and brand awareness. Payroll and related expenses increased $0.1 million due to increased headcount to support key business initiatives partially offset by lower incentive accruals. Credit card interchange and payment processing fees increased approximately $0.1 million due to higher sales volumes. Additionally, during the second quarter of 2011, we moved our corporate offices to a new location. The increase in rent expense and moving costs added approximately $0.1 million to expenses in the second quarter of 2011. As a percentage of net sales, selling, general and administrative expenses increased to 16.0% in the second quarter of 2011, as compared to 15.6% in the second quarter of 2010.

Operating Income

Operating income increased 0.3% to $4.3 million in the second quarter of 2011 compared to $4.2 million in the second quarter of 2010. The increase in operating income was primarily due to an increase in gross profit, partially offset by higher selling, general and administrative expenses.

Other Income, Net

The increase in other income, net was primarily the result of increased interest income due to higher interest rates and, to a lesser extent, higher average cash balances.

Comparison of the Year to Date Ended July 3, 2011 to the Year to Date Ended July 4, 2010

The following table presents our operating results for the years to date ended July 3, 2011 and July 4, 2010, including a comparison of the financial results for these periods (dollars in thousands, except per share data):

	Year to date ended
	July 3, 2011	July 4, 2010	$ Change	% Change
Net sales	$160,702	$150,659	$10,043	6.7%
Cost of sales	126,609	118,659	7,950	6.7%

Gross profit	34,093	32,000	2,093	6.5%
Selling, general and administrative expenses	26,321	24,172	2,149	8.9%

Operating income	7,772	7,828	(56)	-0.7%
Other income, net:
Interest income	83	12	71	591.7%
Other income, net	81	120	(39)	-32.5%

Total other income, net	164	132	32	24.2%

Income before income taxes	7,936	7,960	(24)	-0.3%
Income tax expense	2,676	2,769	(93)	-3.4%

Net income	$5,260	$5,191	$69	1.3%

Basic net income per share	$0.36	$0.36	$—	0.0%

Diluted net income per share	$0.35	$0.34	$0.01	2.9%

Net Sales

Net sales increased 6.7% during the year to date ended July 3, 2011, compared with the year to date ended July 4, 2010, due primarily to strong international sales growth and an increase in the number of shipments as compared to the year ended July 4, 2010. Sales of our non-engagement jewelry have been strong in year to date 2011, and have grown at rates above our overall sales growth rate. Net sales in the U.S. increased 2.4% to $135.0 million during the year to date ended July 3, 2011, compared with $131.9 million during the year to date ended July 4, 2010. International sales increased 37.4% in the year to date ended July 3, 2011 to $25.7 million, from $18.7 million in the year to date ended July 4, 2010. Foreign exchange rates during the year to date ended July 3, 2011, compared to the rates in effect during the year to date ended July 4, 2010, had a positive impact of approximately 8.5% on international sales. Excluding the impact of changes in foreign exchange rates, international sales increased 28.9% in the year to date ended July 3, 2011 over the year to date ended July 4, 2010.

Gross Profit

Gross profit increased $2.1 million to $34.1 million in the year to date ended July 3, 2011 compared to $32.0 million in the year to date ended July 4, 2010. The increase in gross profit resulted from the growth in non-engagement net sales. Gross profit as a percentage of net sales was 21.2% both in the year to date ended July 3, 2011 and in the year to date ended July 4, 2010.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 8.9% to $26.3 million in the year to date ended July 3, 2011 compared to $24.2 million in the year to date ended July 4, 2010 due to several factors. Marketing and advertising costs increased $1.4 million, primarily due to increases in online marketing vehicles and public relations efforts to drive traffic and brand awareness. Payroll and related expenses increased $0.2 million primarily due to increased headcount to support key business initiatives, partially offset by lower incentive accruals. Credit card interchange and payment processing fees increased approximately $0.2 million due to higher sales volumes. Stock-based compensation expense decreased $0.2 million as stock options granted in previous years became fully vested, partially offset by new stock option grants. Rent expense and moving costs related to the corporate office move in April 2011 added approximately $0.2 million to expenses for the year to date ended July 3, 2011. These increases, as well as increases in other categories that were not individually material for disclosure, contributed to higher expenses in the year to date ended July 3, 2011, compared to the year to date ended July 4, 2010. As a percentage of net sales, selling, general and administrative expenses were 16.4% in the year to date ended July 3, 2011, as compared to 16.0% in the year to date ended July 4, 2010.

Operating Income

Operating income decreased 0.7% to $7.7 million in the year to date ended July 3, 2011 compared to $7.8 million in the year to date ended July 4, 2010. The decrease in operating income for the year to date ended July 3, 2011 was primarily due to increased selling, general and administrative expenses, partially offset by higher gross profit.

Other Income, Net

Other income, net increased in the year to date ended July 3, 2011 as compared with the year to date ended July 4, 2010, primarily due to an increase in interest income resulting from higher interest rates and to a lesser extent, higher average cash balances. The increase in interest income was partially offset by an increase in foreign exchange related losses.

Liquidity and Capital Resources

We are primarily funded by our cash flows from operations. The significant components of our working capital are inventory and liquid assets such as cash and cash equivalents and trade accounts receivable, reduced by accounts payable and accrued expenses. Our business model typically provides certain beneficial working capital characteristics. While we collect cash from sales to customers within several business days of the related sale, we typically have extended payment terms with our suppliers.

Recessionary economic cycles, investment and credit market conditions and volatility, unemployment levels and other economic factors impact consumer spending patterns. Confidence among U.S. consumers declined steadily during the second quarter, and reached a two-year low in July 2011. We believe that our net sales, cash flows from operations and net income were impacted by macroeconomic conditions in the second quarter, and may continue to be impacted in the future.

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

As of July 3, 2011, working capital totaled $36.9 million, including cash and cash equivalents of $74.2 million and inventory of $20.7 million, partially offset by accounts payable of $55.0 million. We believe that our current cash and cash equivalents as well as cash flows from operations will be sufficient to continue our operations and meet our capital needs for the foreseeable future.

Net cash of $29.0 million was used in operating activities for the year to date ended July 3, 2011, compared to net cash used in operating activities of $20.8 million for the year to date ended July 4, 2010. Net payment of payables totaled $35.4 million for the year to date ended July 3, 2011 and $29.4 million for the year to date ended July 4, 2010. In the first quarter, we generally have a significant pay down of our accounts payable balance built up during the fourth quarter holiday season. The volume of sales in the fourth quarter of 2010 was higher than the volume of sales in the fourth quarter of 2009, resulting in a higher net payment of payables in the year to date ended July 3, 2011 compared to the year to date ended July 4, 2010. The net increase in deferred rent and other of $2.1 million in the year to date ended July 3, 2011 is due primarily to a tenant improvement allowance of approximately $1.9 million received in 2011 related to the corporate office move.

Net cash of $3.8 million was used in investing activities for the year to date ended July 3, 2011, due to purchases of fixed assets related primarily to the move of our corporate offices. Net cash of $14.1 million was provided by investing activities for the year to date ended July 4, 2010 primarily related to the maturity of a $15.0 million short-term investment.

Our capital needs are generally minimal and include investments in technology and website enhancements, capital improvements to our leased warehouses and office facilities, and furniture and equipment. Additionally, we have the ability to reduce and/or delay capital investments in challenging economic conditions without significant disruption to our business operations.

Net cash of $6.4 million was used in financing activities for the year to date ended July 3, 2011 related primarily to the repurchase of common stock. Net cash of $24.2 million was used in financing activities for the year to date ended July 4, 2010 related primarily to the repurchase of common stock.

During the year to date ended July 3, 2011, we repurchased 184,900 shares of our common stock for an aggregate purchase price of $8.4 million. On February 9, 2010, our board of directors authorized the repurchase of up to $100.0 million of our common stock during the 24-month period following the approval date of such repurchase. As of July 3, 2011, approximately $81.4 million remains under this repurchase authorization. Since the inception of our repurchase program in the first quarter of 2005 through July 3, 2011, we have repurchased 5.1 million shares for a total of $195.0 million. The shares may be repurchased from time to time in open market transactions or in negotiated transactions off the market. The timing and amount of any shares repurchased is determined by management based on our evaluation of market conditions and other factors, including our cash needs. Repurchases may also be made under a Rule 10b5-1 plan. We continually assess market conditions, our cash position, operating results, current forecasts and other factors when making decisions about stock repurchases.

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

Contractual Obligations

On May 19, 2011, we entered into the First Amendment (the “Amendment”) to the Commercial Lease Agreement dated July 21, 2006 (the “Lease”) for our fulfillment center with 5901 Fourth LLC, successor in interest to Gull Industries, Inc. Pursuant to the terms of the Amendment:

(1)	the Lease termination date was changed from October 31, 2011 to October 31, 2014 (the “Expiration Date”);

(2)	monthly rent payments from November 1, 2011 through October 31, 2014 will be approximately $17,039;

(3)	we have the right to extend the term of the Lease beyond the Expiration Date for one period of three years (the “Extended Term”);

(4)	in the Extended Term, the monthly rent shall be based on “Fair Market Rent,” as such term is defined in the Amendment; and

(5)	we may terminate the lease on October 31, 2013 under certain terms and conditions, including the payment of a Termination Fee equal to four months’ rent.

Off-Balance Sheet Arrangements

As of July 3, 2011, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to financial market risk results primarily from fluctuations in interest rates and foreign currency exchange rates. There have been no material changes to our market risks as disclosed in our Annual Report on Form 10-K for the year ended January 2, 2011.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

During the quarter ended July 3, 2011, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed by us in our periodic reports filed or submitted under the Exchange Act with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our certifying officers concluded that as of the end of the period covered by this report, these disclosure controls and procedures are effective in the timely recording, processing, summarizing and reporting of material financial and non-financial information and are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended July 3, 2011 that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We may base our current and future expense levels on our operating forecasts and estimates of future net sales. Net sales and operating results are difficult to forecast because they generally depend on the volume and timing of the orders we receive, which are uncertain. Additionally, our business is affected by general economic and business conditions in the U.S. and international markets. A softening in net sales, whether caused by changes in customer preferences or a weakening in the U.S. or global economies, may result in decreased revenue levels. Some of our expenses are fixed, and as a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected shortfall in net sales. This inability could cause our net income in a given quarter to be lower than expected. We also make certain assumptions when forecasting the amount of expense we expect related to our stock-based compensation, which includes the expected volatility of our stock price, the expected life of stock options granted and the expected rate of stock option and restricted stock unit forfeitures. These assumptions are partly based on historical results. If actual results differ from our estimates, our net income in a given quarter may be lower than expected.

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

Emerging start-ups may be able to innovate and provide products and services faster than we can. In addition, traditional store based retailers offer consumers the ability to physically handle and examine products in a manner that is not possible over the Internet, as well as a more convenient means of returning and exchanging purchased products. If our competitors are more successful than we are in offering compelling products or in attracting and retaining consumers, our revenues and growth rates could decline. Furthermore, in recent years, competitors have reduced the retail price of their diamonds and fine jewelry as a result of lack of consumer demand and/or inventory liquidations. Such reductions and/or inventory liquidations can have a short-term adverse effect on our sales. Current and potential competitors include:

•	independent jewelry stores;

•	retail jewelry store chains, such as Tiffany & Co.;

•	online retailers that sell jewelry, such as Amazon.com;

•	department stores, chain stores and mass retailers, such as Nordstrom and Neiman Marcus;

•	online auction sites, such as eBay;

•	catalog and television shopping retailers, such as HSN and QVC;

•	discount superstores and wholesale clubs, such as Wal-Mart and Costco Wholesale; and

•	Internet shopping clubs, such as Gilt Groupe and Rue La La.

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

For the year to date ended July 3, 2011, international net sales represented 16.0% of our total net sales. We continue to increase marketing and sales efforts throughout Europe, Canada and the Asia-Pacific region, and anticipate continuing to expand our international sales and operations in the future either by expanding local versions of our website for foreign markets, through acquisitions or alliances with third parties, or through other means. Any international expansion plans we choose to undertake will increase the complexity of our business, require attention from management and other personnel and cause additional strain on our operations, technology systems, financial resources, and our internal financial control and reporting functions. Further, our expansion efforts may be unsuccessful. We have limited experience selling our products in international markets and in conforming to the local cultures, standards or policies necessary to successfully compete in those markets. We cannot be certain that we will be able to expand our global presence if we choose to further expand internationally. In addition, we may have to compete with retailers that have more experience with local markets. Our ability to expand and succeed internationally may also be limited by the demand for our products, the ability to successfully transact in foreign currencies, the ability of our brand to resonate with consumers globally and the adoption of electronic commerce in these markets. Different privacy, censorship and liability standards and regulations, and different intellectual property laws in foreign countries may prohibit expansion into such markets or cause our business and results of operations to suffer.

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

Given the geographic concentration of our operations, natural disasters could adversely affect our results of operations.

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

Our net sales may be negatively affected if we are required to collect taxes on purchases and/or disclose our customers’ private information to tax authorities.

We collect sales and/or other taxes related to purchases by customers located in the State of Washington and the State of New York, and certain taxes required to be collected on sales to customers outside of the United States. One or more states or foreign countries have sought and others may seek to impose additional sales or other tax collection obligations on us in the future and/or require us to disclose to tax authorities our customers’ private information, including but not limited to names, addresses, purchase amounts, and purchase dates. A successful assertion by one or more states or foreign countries to require the collection of sales or other taxes on the sale of our products and/or to require us to disclose our customers’ private information to tax authorities could result in substantial tax, penalty, and interest liabilities for past sales, discourage customers from purchasing products from us, decrease our competitive advantage, cause us to discontinue certain successful sales and marketing initiatives or otherwise substantially harm our business and results of operations.

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

Our fine jewelry offerings must reflect the tastes and preferences of a wide range of consumers whose preferences may change regularly. There can be no assurance that the styles we offer will continue to be popular with consumers in the future. If our merchandise offerings are not popular with consumers and we are not able to adjust our product offerings in a timely manner, our net sales may decline or fail to meet expected levels.

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

We have and plan to continue to opportunistically repurchase shares of our common stock. Since the inception of our share repurchase program in the first quarter of 2005 through July 3, 2011, we have repurchased 5.1 million shares for a total of $195.0 million. In February 2010, our board of directors authorized the repurchase of up to $100.0 million of our common stock during the subsequent 24-month period. These repurchases and any repurchases we may make in the future may not prove to be at optimal prices and our use of cash for the stock repurchase program may not prove to be the best use of our cash resources and may adversely impact our future liquidity.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Below is a summary of stock repurchases during the quarter ended July 3, 2011.

Issuer Purchases of Equity Securities

(Dollars in thousands except per share amounts)

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
				(1)
April 4, 2011 through May 1, 2011	—	$—	—	$89,855
May 2, 2011 through May 29, 2011	62,000	$48.38	62,000	$86,856
May 30, 2011 through July 3, 2011	122,900	$44.10	122,900	$81,436

Total shares purchased	184,900		184,900

(1)	On February 9, 2010, our board of directors authorized the repurchase of up to $100 million of our common stock within the 24-month period following the approval date of such repurchase. We announced this repurchase on February 11, 2010. As of July 3, 2011, approximately $81.4 million remains under this repurchase authorization. The shares may be repurchased from time to time in open market transactions or in negotiated transactions off the market. The timing and amount of any shares repurchased is determined by our management based on its evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws.

Item 6. Exhibits

See exhibits listed under the Exhibit Index immediately following page 35.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUE NILE, INC.
Registrant

Date: August 10, 2011	/s/ TERRI K. MAUPIN
Terri K. Maupin
Chief Accounting Officer
(Principal Accounting Officer)

Date: August 10, 2011	/s/ VIJAY TALWAR
Vijay Talwar
Chief Financial Officer and Senior Vice President and
General Manager of International
(Principal Financial Officer)

Exhibit Index

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of Blue Nile, Inc.

3.2(2)	Amended and Restated Bylaws of Blue Nile, Inc.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2(3)	Specimen Stock Certificate.

4.3(4)	Amended and Restated Investor Rights Agreement dated June 29, 2001 by and between Blue Nile, Inc. and certain holders of Blue Nile, Inc.’s preferred stock.

10.1(5)	First Amendment to Commercial Lease Agreement by and between Blue Nile, Inc. and 5901 Fourth LLC, successor in interest to Gull Industries, Inc., dated May 19, 2011.

31.1(6)	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2(6)	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1(6)*	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2(6)*	Certification of Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Previously filed as Exhibit 3.1 to Blue Nile, Inc.’s Form 10-Q for the quarterly period ended July 4, 2004 (No. 000-50763), as filed with the Securities and Exchange Commission on August 6, 2004, and incorporated by reference herein.
(2)	Previously filed as the like numbered exhibit to Blue Nile, Inc.’s Current Report on Form 8-K (No. 000-50763), as filed with the Securities and Exchange Commission on November 9, 2009, and incorporated by reference herein.
(3)	Previously filed as Exhibit 4.2 to Blue Nile, Inc.’s Registration Statement on Form S-1/A (No. 333-113494), as filed with the Securities and Exchange Commission on May 4, 2004, as amended, and incorporated by reference herein.
(4)	Previously filed as the like numbered exhibit to Blue Nile, Inc.’s Registration Statement on Form S-1 (No. 333-113494), as filed with the Securities and Exchange Commission on March 11, 2004, and incorporated by reference herein.
(5)	Previously filed as the like numbered exhibit to Blue Nile, Inc.’s Current Report on Form 8-K (No. 000-50763), as filed with the Securities and Exchange Commission on May 23, 2011, and incorporated by reference herein.
(6)	Filed herewith.
*	The certifications attached as Exhibits 32.1 and 32.2 accompany this quarterly report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Blue Nile, Inc. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.