Form 10-Q
period 2011-10-02
BLUE NILE INC
filed 2011-11-09
CIK 1091171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 000-50763

BLUE NILE, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	91-1963165 (I.R.S. Employer Identification No.)

411 First Avenue South, Suite 700, Seattle, Washington	98104 (Zip code)
(Address of principal executive offices)

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

As of November 3, 2011, the registrant had 13,556,124 shares of common stock outstanding.

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

BLUE NILE, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BLUE NILE, INC.

Condensed Consolidated Balance Sheets

(in thousands, except par value)

	October 2, 2011	January 2, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$40,159	$113,261
Trade accounts receivable	1,930	1,405
Other accounts receivable	338	366
Inventories	23,020	20,166
Deferred income taxes	293	557
Prepaids and other current assets	1,263	1,083

Total current assets	67,003	136,838
Property and equipment, net	8,568	6,157
Intangible assets, net	267	274
Deferred income taxes	9,378	8,424
Other assets	128	118

Total assets	$85,344	$151,811

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$53,255	$90,296
Accrued liabilities	4,441	11,490
Current portion of long-term financing obligation	59	48
Current portion of deferred rent	209	86

Total current liabilities	57,964	101,920
Long-term financing obligation, less current portion	700	748
Deferred rent, less current portion	2,080	82
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, none issued and outstanding
Common stock, $0.001 par value; 300,000 shares authorized; 20,309 shares and 20,212 shares issued, respectively 13,571 shares and 14,539 shares outstanding, respectively	20	20
Additional paid-in capital	180,810	173,143
Accumulated other comprehensive income (loss)	2	(66)
Retained earnings	70,270	63,141
Treasury stock, at cost; 6,738 and 5,673 shares outstanding, respectively	(226,502)	(187,177)

Total stockholders’ equity	24,600	49,061

Total liabilities and stockholders’ equity	$85,344	$151,811

The accompanying notes are an integral part of these condensed consolidated financial statements

BLUE NILE, INC.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share data)

	Quarter ended		Year to date ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Net sales	$74,987	$67,451	$235,689	$218,110
Cost of sales	60,149	52,813	186,758	171,472

Gross profit	14,838	14,638	48,931	46,638

Selling, general and administrative expenses	11,978	10,400	38,299	34,572

Operating income	2,860	4,238	10,632	12,066

Other income, net:
Interest income, net	33	10	116	22
Other (expense) income, net	(20)	3	61	123

Total other income, net	13	13	177	145

Income before income taxes	2,873	4,251	10,809	12,211
Income tax expense	1,004	1,479	3,680	4,248

Net income	$1,869	$2,772	$7,129	$7,963

Basic net income per share	$0.13	$0.19	$0.50	$0.55

Diluted net income per share	$0.13	$0.19	$0.48	$0.53

The accompanying notes are an integral part of these condensed consolidated financial statements

BLUE NILE, INC.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(unaudited)

(in thousands)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)			Total Stockholders’ Equity
	Common Stock					Treasury Stock
	Shares	Amount				Shares	Amount
Balance, January 2, 2011	20,212	$20	$173,143	$63,141	$(66)	(5,673)	$(187,177)	$49,061
Net income				7,129				7,129
Other comprehensive income (loss):
Foreign currency translation adjustment					68			68

Total comprehensive income								7,197
Tax benefit from exercise of stock options			579					579
Exercise of common stock options	90		1,724					1,724
Issuance of common stock to directors	2		90					90
Vesting of restricted stock units	5							—
Stock-based compensation			5,274					5,274
Repurchase of common stock						(1,065)	(39,325)	(39,325)

Balance, October 2, 2011	20,309	$20	$180,810	$70,270	$2	(6,738)	$(226,502)	$24,600

The accompanying notes are an integral part of these condensed consolidated financial statements

BLUE NILE, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Year to date ended
	October 2, 2011	October 3, 2010
Operating activities:
Net income	$7,129	$7,963
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,521	2,301
Loss on disposal of property and equipment	35	—
Stock-based compensation	5,243	5,369
Deferred income taxes	(690)	(1,148)
Tax benefit from exercise of stock options	579	3,615
Excess tax benefit from exercise of stock options	(367)	(190)
Changes in assets and liabilities:
Receivables	(473)	103
Inventories	(2,854)	2,226
Prepaid expenses and other assets	(190)	(214)
Accounts payable	(37,123)	(34,145)
Accrued liabilities	(7,065)	(4,756)
Deferred rent and other	2,097	(142)

Net cash used in operating activities	(31,158)	(19,018)

Investing activities:
Purchases of property and equipment	(4,731)	(1,603)
Maturity of short-term investments	—	15,000

Net cash (used in) provided by investing activities	(4,731)	13,397

Financing activities:
Repurchase of common stock	(39,325)	(25,336)
Proceeds from stock option exercises	1,724	1,682
Excess tax benefit from exercise of stock options	367	190
Principal payments under long-term financing obligation	(37)	(34)

Net cash used in financing activities	(37,271)	(23,498)

Effect of exchange rate changes on cash and cash equivalents	58	(39)
Net decrease in cash and cash equivalents	(73,102)	(29,158)
Cash and cash equivalents, beginning of period	113,261	78,149

Cash and cash equivalents, end of period	$40,159	$48,991

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended January 2, 2011, filed with the Securities and Exchange Commission (“SEC”) on February 28, 2011. The same accounting policies are followed for preparing quarterly and annual financial statements. In the opinion of management, all adjustments necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods have been included and are of a normal, recurring nature.

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Blue Nile, Inc. and its wholly-owned subsidiaries.

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

Foreign Currency

The assets and liabilities of our subsidiaries have been translated to U.S. dollars using the exchange rates effective on the balance sheet dates, while income and expense accounts are translated at the average rates in effect during the periods presented. The resulting translation adjustments are recorded in accumulated other comprehensive income (loss).

Blue Nile, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company offers customers the ability to transact in 24 foreign currencies. Some of the Company’s subsidiaries engage in transactions denominated in currencies other than the Company’s functional currency. Gains or losses arising from these transactions are recorded in “Other income, net” in the consolidated statements of operations.

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

Blue Nile, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 2. Stock-based Compensation

As of October 2, 2011, the Company had four equity plans. Additional information regarding these plans is disclosed in the Company’s Annual Report on Form 10-K for the year ended January 2, 2011.

Stock-based compensation expense, net of estimated forfeitures, is recognized on a straight-line basis over the vesting period for each stock option and restricted stock unit grant.

The fair value of each stock option on the date of grant is estimated using the Black-Scholes-Merton option valuation model.

The following weighted-average assumptions were used for the valuation of stock options granted during the periods presented:

	Quarter ended		Year to date ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Expected term	4 years	4 years	4 years	4 years
Expected volatility	57.4%	56.8%	57.7%	58.0%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	0.45%	0.78%	1.13%	1.24%

Estimated weighted-average fair value per option granted	$15.41	$19.06	$23.00	$21.63

The assumptions used to calculate the fair value of stock options granted are evaluated and revised, if necessary, to reflect market conditions and the Company’s experience.

The fair value of each restricted stock unit is based on the fair market value of the Company’s common stock on the date of grant.

Blue Nile, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of stock option activity for the year to date ended October 2, 2011 is as follows:

	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance, January 2, 2011	2,445	$38.04
Granted	284	51.09
Exercised	(90)	19.24
Cancelled	(28)	48.34

Balance, October 2, 2011	2,611	$39.99	6.09	$10,121

Vested and expected to vest at October 2, 2011	2,529	$39.83	6.00	$9,919
Exercisable, October 2, 2011	1,937	$38.97	5.26	$7,861

The aggregate intrinsic value in the table above is before applicable income taxes and represents the amount recipients would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price.

A summary of restricted stock unit activity for the year to date ended October 2, 2011 is as follows:

	RSUs (in thousands)	Weighted Average Grant Date Fair Value
Balance, January 2, 2011	6	$25.61
Granted	—	—
Vested	(5)	22.46
Cancelled	—	—

Balance, October 2, 2011	1	$49.49

Vested and expected to vest at October 2, 2011	1	$49.49

The total intrinsic value of stock options exercised during the year to date ended October 2, 2011 was $3.0 million. During the year to date ended October 2, 2011, the total fair value of stock options vested was $5.4 million. As of October 2, 2011, the Company had total unrecognized compensation costs related to unvested stock options and restricted stock units of $10.3 million, before income taxes. The Company expects to recognize this cost over a weighted average period of 2.6 years for its stock options and 2.4 year for its restricted stock units.

Blue Nile, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 3. Inventories

Inventories are stated at cost and consist of the following (in thousands):

	October 2, 2011	January 2, 2011
Loose diamonds	$926	$732
Fine jewelry, watches and other	22,094	19,434

	$23,020	$20,166

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

The following tables set forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Quarter ended		Year to date ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Net income	$1,869	$2,772	$7,129	$7,963

Weighted average common shares outstanding	13,996	14,334	14,375	14,442

Basic net income per share	$0.13	$0.19	$0.50	$0.55

Dilutive effect of stock options and restricted stock units	366	570	531	654

Common stock and common stock equivalents	14,362	14,904	14,906	15,096

Diluted net income per share	$0.13	$0.19	$0.48	$0.53

For the quarter and year to date ended October 2, 2011, the Company excluded 1,188,821 and 743,287 stock option shares, respectively, from the computation of diluted net income per share due to their antidilutive effect. For the quarter and year to date ended October 3, 2010, the Company excluded 885,266 and 584,512 stock option shares, respectively, from the computation of diluted net income per share due to their antidilutive effect.

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

We are focused on growing our non-engagement jewelry business, driving customer loyalty and repeat business, and enhancing and broadening our product assortment in terms of styles and price points. We continue to plan business growth by driving innovation in product development. In the third quarter, we continued to introduce hundreds of new exciting products, with distinctive styles. We plan to continue increasing our breadth and depth of products throughout 2011.

We are increasing our investment in international growth through additional marketing, expanding our product assortment, and improving the customer experience. In addition, we will continue to launch in new markets around the world. The growth opportunities that we see ahead are compelling and the growth in our international business is a key strategic focus.

We believe that our success in building Blue Nile into a premium brand is a result of our focus on providing an exceptional customer experience. We persist in our efforts to drive innovation across the customer experience to enhance and deepen our connection to our customers. The Blue Nile customer experience is designed to empower our customers by providing them with substantial education, guidance, selection, customization capability, convenience and value. We believe that maintaining high overall customer satisfaction is critical to our ongoing efforts to promote the Blue Nile brand and to continue to profitably grow our business.

Highlights of the Third Quarter Ended October 2, 2011

We achieved third quarter net sales of $75.0 million, an 11.2% increase from the third quarter of 2010. Our international markets continued to deliver strong sales results, with a third quarter increase of 54.8% from the third quarter of 2010 and comprised approximately 19.2% of our total net sales for the quarter. Gross profit increased $0.2 million to $14.8 million compared to the third quarter of 2010. Net income decreased to $1.9 million for the third quarter of 2011 from $2.8 million for the third quarter of 2010. As of October 2, 2011, we had cash and cash equivalents of $40.2 million and no outstanding debt.

Results of Operations

Comparison of the Quarter Ended October 2, 2011 to the Quarter Ended October 3, 2010

The following table presents our operating results for the quarters ended October 2, 2011 and October 3, 2010, including a comparison of the financial results for these periods (in thousands, except per share data):

	Quarter ended
	October 2, 2011	October 3, 2010	$ Change	% Change
Net sales	$74,987	$67,451	$7,536	11.2%
Cost of sales	60,149	52,813	7,336	13.9%

Gross profit	14,838	14,638	200	1.4%

Selling, general and administrative expenses	11,978	10,400	1,578	15.2%

Operating income	2,860	4,238	(1,378)	(32.5)%

Other income, net:
Interest income, net	33	10	23	230.0%
Other (expense) income, net	(20)	3	(23)	(766.7)%

Total other income, net	13	13	—	0.0%

Income before income taxes	2,873	4,251	(1,378)	(32.4)%
Income tax expense	1,004	1,479	(475)	(32.1)%

Net income	$1,869	$2,772	$(903)	(32.6)%

Basic net income per share	$0.13	$0.19	$(0.06)	(31.6)%

Diluted net income per share	$0.13	$0.19	$(0.06)	(31.6)%

Net Sales

Net sales increased 11.2% during the third quarter of 2011 as compared with the third quarter of 2010, due to an increase in the number of orders shipped, partially offset by a decrease in the average shipment value. Net sales in the United States increased 4.1% to $60.6 million for the third quarter of 2011, compared with $58.2 million for the third quarter of 2010. We continue to experience growth in both engagement and non-engagement jewelry. International sales increased 54.8% to $14.4 million, from $9.3 million in the third quarter of 2010, and were 19.2% of our third quarter net sales. Changes in foreign exchange rates during the third quarter of 2011, compared to the rates in effect during the third quarter of 2010, had a positive impact of approximately 8.6% on international sales. Excluding the impact of changes in foreign exchange rates, international sales increased 46.2% for the third quarter of 2011 compared to the third quarter of 2010.

Gross Profit

Gross profit increased 1.4% to $14.8 million in the third quarter of 2011 compared to $14.6 million in the third quarter of 2010. The increase in gross profit resulted primarily from an increase in revenues. Gross profit as a percentage of net sales decreased to 19.8% for the third quarter of 2011 compared to 21.7% for the third quarter of 2010, due primarily to significant increases in product costs resulting in margin compression to minimize increases in costs to our customers.

Costs for our products are impacted by prices for diamonds and precious metals including gold, platinum and silver, which rise and fall based upon global supply and demand dynamics. Throughout the first half of 2011, the cost of diamonds increased to record high levels. In the third quarter of 2011, the costs of diamonds decreased slightly, but remained approximately 20% to 30% higher than in the prior year. Precious metals costs also increased significantly in the first half of 2011, and although they declined in the third quarter, they remain at historically high levels. Our net sales growth and our gross margin have been negatively impacted by the high prices of diamonds and precious metals during the third quarter of 2011.

Generally, we purchase our diamonds on a real time basis from our suppliers when a customer places an order for a specific diamond. In periods of rapidly rising prices, the value that we are able to provide to customers and/or our gross margin may decrease compared to brick and mortar retail competitors with inventory that was purchased prior to price increases. In making retail pricing decisions, we take into account fluctuations in the pricing of diamonds and precious metals, which in turn, affect the gross margin that we realize from such products. We may reduce our gross margins to maintain our value relative to our brick and mortar retail competitors.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 15.2% to $12.0 million in the third quarter of 2011, compared to $10.4 million in the third quarter of 2010 due to several factors. Marketing and advertising costs increased $0.9 million in the third quarter of 2011, due primarily to increased spending on online marketing vehicles and public relation efforts to drive website traffic increases and brand awareness. Credit card interchange and payment processing fees increased approximately $0.1 million due to higher sales volumes. Depreciation expense related to additional capitalized assets added approximately $0.1 million to expenses. Stock-based compensation expense increased $0.1 million due to the amount and timing of options granted in the third quarter 2011 as compared to the third quarter of 2010. As a percentage of net sales, selling, general and administrative expenses increased to 16.0% in the third quarter of 2011 compared to 15.4% in the third quarter of 2010.

Operating Income

Operating income decreased 32.5% to $2.9 million in the third quarter of 2011 compared to $4.2 million in the third quarter of 2010. As a percentage of net sales, operating income decreased to 3.8% for the third quarter of 2011 compared to 6.3% for the third quarter of 2010. The decrease in operating income was primarily due to increased selling, general and administrative expenses and relatively unchanged gross margin dollars.

Comparison of the Year to Date Ended October 2, 2011 to the Year to Date Ended October 3, 2010

The following table presents our operating results for the years to date ended October 2, 2011 and October 3, 2010, including a comparison of the financial results for these periods (dollars in thousands, except per share data):

	Year to date ended
	October 2, 2011	October 3, 2010	$ Change	% Change
Net sales	$235,689	$218,110	$17,579	8.1%
Cost of sales	186,758	171,472	15,286	8.9%

Gross profit	48,931	46,638	2,293	4.9%

Selling, general and administrative expenses	38,299	34,572	3,727	10.8%

Operating income	10,632	12,066	(1,434)	(11.9)%

Other income, net:
Interest income, net	116	22	94	427.3%
Other income, net	61	123	(62)	(50.4)%

Total other income, net	177	145	32	22.1%

Income before income taxes	10,809	12,211	(1,402)	(11.5)%
Income tax expense	3,680	4,248	(568)	(13.4)%

Net income	$7,129	$7,963	$(834)	(10.5)%

Basic net income per share	$0.50	$0.55	$(0.05)	(9.1)%

Diluted net income per share	$0.48	$0.53	$(0.05)	(9.4)%

Net Sales

Net sales increased 8.1% during the year to date ended October 2, 2011, compared with the year to date ended October 3, 2010 due to an increase in the number of orders shipped, partially offset by a decrease in the average shipment value. Sales of our non-engagement jewelry have been strong in the year to date 2011 and have grown at rates above our overall sales growth rate. Net sales in the U.S. increased 2.9% to $195.6 million during the year to date ended October 2, 2011 compared with $190.1 million during the year to date ended October 3, 2010. International sales increased 43.2% in the year to date ended October 2, 2011 to $40.1 million from $28.0 million in the year to date ended October 3, 2010. Foreign exchange rates during the year to date ended October 2, 2011, compared to the rates in effect during the year to date ended October 3, 2010 had a positive impact of approximately 8.6% on international sales. Excluding the impact of changes in foreign exchange rates, international sales increased 34.6% in the year to date ended October 2, 2011 compared to the year to date ended October 3, 2010.

Gross Profit

Gross profit increased $2.3 million to $48.9 million in the year to date ended October 2, 2011 compared to $46.6 million in the year to date ended October 3, 2010. The increase in gross profit resulted from the growth in non-engagement net sales. Gross profit as a percentage of net sales was 20.8% in the year to date ended October 2, 2011, compared with 21.4% in the year to date ended October 3, 2010. The decrease was due primarily to significant increases in product costs resulting in margin compression to minimize increases in costs to our customers.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 10.8% to $38.3 million in the year to date ended October 2, 2011 compared to $34.6 million in the year to date ended October 3, 2010 due to several factors. Marketing costs increased $2.3 million due primarily to increased spending on online marketing vehicles as well as public relations to drive website traffic increases and brand awareness. Credit card interchange and payment processing fees increased approximately $0.4 million due to higher sales volumes. Compensation and other related expenses increased $0.3 million due to increased headcount to support key business initiatives and the growth in operations, partially offset by lower year-over-year incentive accruals. Building rent increased $0.3 million due to increased rent expense for our new corporate office location. Depreciation expense related to new capitalized assets increased $0.2 million. As a percentage of net sales, selling, general and administrative expenses increased to 16.2% in the year to date ended October 2, 2011, compared to 15.9% in the year to date ended October 3, 2010.

Operating Income

Operating income decreased 11.9% to $10.6 million in the year to date ended October 2, 2011 compared to $12.1 million in the year to date ended October 3, 2010. The decrease in operating income for the year to date ended October 2, 2011 was primarily due to higher selling, general and administrative expenses.

Other Income, Net

Other income, net increased by 22.1% due primarily to an increase in net interest income. The increase in net interest income in the year to date ended October 2, 2011 as compared with the year to date ended October 3, 2010 was primarily due to higher interest rates and, to a lesser extent, higher average cash balances.

Liquidity and Capital Resources

We are primarily funded by our cash flows from operations. The significant components of our working capital are inventory and liquid assets such as cash, cash equivalents, and trade accounts receivable, reduced by accounts payable and accrued expenses. Our business model typically provides certain beneficial working capital characteristics. While we collect cash from sales to customers within several business days of the related sale, we typically have extended payment terms with our suppliers.

Recessionary economic cycles, investment and credit market conditions and volatility, unemployment levels and other economic factors impact consumer spending patterns. Confidence among U.S. consumers declined steadily in the second quarter of 2011 and remained low throughout the third quarter. We believe that our revenue, cash flows from operations and net income were impacted by macroeconomic conditions in the third quarter, and may continue to be impacted in the future.

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

As of October 2, 2011, working capital totaled $9.0 million, including cash and cash equivalents of $40.2 million and inventory of $23.0 million, partially offset by accounts payable and accrued liabilities of $57.7 million. We believe that our current cash and cash equivalents as well as cash flows from operations will be sufficient to continue our operations and meet our capital needs for the foreseeable future.

Net cash of $31.2 million was used in operating activities for the year to date ended October 2, 2011, compared to net cash used in operating activities of $19.0 million for the year to date ended October 3, 2010. Net payment of trade payables totaled $37.1 million for the year to date ended October 2, 2011 and $34.1 million for the year to date ended October 3, 2010. In the first quarter, we generally have a significant pay down of our accounts payable balance built up during the fourth quarter holiday season. The volume of sales in the fourth quarter of 2010 was higher than the volume of sales in the fourth quarter of 2009, resulting in a higher net payment of payables in the year to date ended October 2, 2011 compared to the year to date ended October 3, 2010. Inventories at October 2, 2011 increased $2.9 million from January 2, 2011 and were $5.8 million higher than October 3, 2010. Inventories rose due to seasonality as well as higher costs and expansion of our assortment. The tax benefit realized from option exercises, which represents tax deductions in excess of stock compensation expense, decreased to $0.6 million in the year to date ended October 2, 2011 from $3.6 million in the year to date ended October 3, 2010 primarily due to a lower number of options exercised in the current year to date compared to the year to date ended October 3, 2010.

Net cash of $4.7 million was used in investing activities for the year to date ended October 2, 2011, due to purchases of fixed assets related primarily to the move of our corporate offices. Net cash of $13.4 million was provided by investing activities for the year to date ended October 3, 2010 primarily related to the maturity of a $15.0 million short-term investment.

Our capital needs are generally minimal and include investments in technology and website enhancements, capital improvements to our leased warehouses and office facilities, and furniture and equipment. Additionally, we have the ability to reduce and/or delay capital investments in challenging economic conditions without significant disruption to our business operations.

Net cash of $37.3 million was used in financing activities for the year to date ended October 2, 2011 related primarily to the repurchase of common stock. Net cash of $23.5 million was used in financing activities for the year to date ended October 3, 2010 related primarily to the repurchase of common stock.

During the year to date ended October 2, 2011, we repurchased 1,065,200 shares of our common stock for an aggregate purchase price of $39.3 million. On February 9, 2010, our board of directors authorized the repurchase of up to $100.0 million of our common stock during the 24-month period following the approval date of such repurchase. As of October 2, 2011, approximately $50.5 million remains under this repurchase authorization. Since the inception of our repurchase program in the first quarter of 2005 through October 2, 2011, we have repurchased 6.0 million shares for a total of $225.9 million. The shares may be repurchased from time to time in open market transactions or in negotiated transactions off the market. The timing and amount of any shares repurchased is determined by management based on our evaluation of market conditions and other factors, including our cash needs. Repurchases may also be made under a Rule 10b5-1 plan. We continually assess market conditions, our cash position, operating results, current forecasts and other factors when making decisions about stock repurchases.

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

Off-Balance Sheet Arrangements

As of October 2, 2011, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

During the quarter ended October 2, 2011, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed by us in our periodic reports filed or submitted under the Exchange Act with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our certifying officers concluded that as of the end of the period covered by this report, these disclosure controls and procedures are effective in the timely recording, processing, summarizing and reporting of material financial and non-financial information and are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended October 2, 2011 that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The prices of commodity products upon which we are substantially dependent, such as diamonds, colored gemstones, platinum, gold and silver, are subject to fluctuations arising from changes in supply and demand, competition and market speculation. Rapid and significant changes in commodity prices, particularly diamonds, may materially and adversely affect our sales and profit margins by increasing the prices for our products. Economic factors such as increased shipping costs, inflation, higher costs of labor, insurance and healthcare, and changes in other laws, regulations, and taxes may also increase our cost of sales and our selling, general and administrative expenses, and otherwise adversely affect our financial condition and results of operations. These rapid significant increases in costs may affect our business disproportionately than our competitors.

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

We expect our quarterly financial results to fluctuate, which may lead to volatility in our stock price.

We expect our net sales and operating results to vary significantly from quarter to quarter due to a number of factors, including changes in:

•	demand for our products;

•	the costs to acquire quality diamonds and precious metals;

•	our ability to attract visitors to our websites and convert those visitors into customers;

•	general economic conditions, both domestically and globally;

•	our ability to retain existing customers or encourage repeat purchases;

•	our ability to manage our product mix and inventory;

•	number of marriages and engagement ring customs

•	consumer tastes and preferences for diamonds and fine jewelry;

•	advertising and other marketing costs;

•	our, or our competitors’ pricing and marketing strategies;

•	the introduction of competitive websites, products, price decreases or improvements;

•	conditions or trends in the diamond and fine jewelry industry;

•	the success of our geographic, service and product line expansions;

•	our ability to manage our operations;

•	the extent to which we provide for and pay taxes;

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

Our high quality customer experience depends on our ability to source products at reasonable prices and to provide expeditious fulfillment of customer orders. If we are unable to acquire quality diamonds and fine jewelry at commercially reasonable prices and lead times, our costs may exceed our forecasts, our gross margins and operating results and customer experience may suffer and our competitive position could be damaged. The success of our business model depends, in part, on our ability to offer quality products to customers at prices that are below those of traditional jewelry retailers. Because of our virtual inventory model, our prices are much more sensitive to rapid fluctuations in the prices of commodities, particularly diamonds, which traditional retailers hold in inventory.

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

Emerging start-ups may be able to innovate and provide products and services faster than we can. In addition, traditional store-based retailers offer consumers the ability to physically handle and examine products in a manner that is not possible over the Internet, as well as a more convenient means of returning and exchanging purchased products. If our competitors are more successful than we are in offering compelling products or in attracting and retaining consumers, our revenues and growth rates could decline. Furthermore, in recent years, competitors have reduced the retail price of their diamonds and fine jewelry as a result of lack of consumer demand and/or inventory liquidations. Such reductions and/or inventory liquidations can have a short-term adverse effect on our sales. Current and potential competitors include:

•	independent jewelry stores;

•	retail jewelry store chains, such as Tiffany & Co.;

•	online retailers that sell jewelry and online jewelry retailers, such as Amazon.com, James Allen, and Brilliant Earth

•	department stores, chain stores and mass retailers, such as Nordstrom and Neiman Marcus;

•	online auction sites, such as eBay;

•	catalog and television shopping retailers, such as HSN and QVC;

•	discount superstores and wholesale clubs, such as Wal-Mart and Costco Wholesale; and

•	Internet shopping clubs, such as Gilt Groupe and Rue La La.

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

For the year to date ended October 2, 2011 international net sales represented 17.0% of our total net sales. We continue to increase marketing and sales efforts throughout Europe, Canada and the Asia-Pacific region, and anticipate continuing to expand our international sales and operations in the future either by expanding local versions of our website for foreign markets, through acquisitions or alliances with third parties, or through other means. Any international expansion plans we choose to undertake will increase the complexity of our business, require attention from management and other personnel and cause additional strain on our operations, technology systems, financial resources, and our internal financial control and reporting functions. Further, our expansion efforts may be unsuccessful. We have limited experience selling our products in international markets and in conforming to the local cultures, standards or policies necessary to successfully compete in those markets. We cannot be certain that we will be able to expand our global presence if we choose to further expand internationally. In addition, we may have to compete with retailers that have more experience with local markets. Our ability to expand and succeed internationally may also be limited by the demand for our products, the ability to successfully transact in foreign currencies, the ability of our brand to resonate with consumers globally and the adoption of electronic commerce in these markets. Different privacy, censorship and liability standards and regulations, and different intellectual property laws in foreign countries may prohibit expansion into such markets or cause our business and results of operations to suffer.

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

Our systems are vulnerable to security breaches.*

Our business is heavily dependent on the operation of our technology systems, These systems are vulnerable to unauthorized access from unintentional events or errors caused by employees or third party service providers,or deliberate attacks through actions of third parties. Such security breaches may result in operational disruption, misappropriation of customer credit card or other sensitive information, or corruption of data.

We devote significant resources to address security vulnerabilities including the use of encryption and authentication technology licensed from third parties to effect secure transmission of confidential information, including credit card numbers. Advances in computer capabilities, human errors, new discoveries in the field of cryptography or other developments may result in a compromise or breach of the technology used by us to protect customer transaction data. In addition, any party who is able to illicitly obtain a user’s password could access the customer’s transaction data. An increasing number of websites and Internet companies have reported breaches of their security.

Any such breach or compromise of our security could result in significant legal and financial exposure, damage to our reputation, and a loss of confidence in the security of our products and services that could potentially have an adverse effect on our business and results of operations. In addition, anyone who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations, damage our computers or those of our customers. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate cost-effective preventative measures. These issues are likely to become more difficult as we expand the number of countries in which we operate. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches.

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

We have and plan to continue to opportunistically repurchase shares of our common stock. Since the inception of our share repurchase program in the first quarter of 2005 through October 2, 2011, we have repurchased 6.0 million shares for a total of $225.9 million. In February 2010, our board of directors authorized the repurchase of up to $100.0 million of our common stock during the subsequent 24-month period. These repurchases and any repurchases we may make in the future may not prove to be at optimal prices and our use of cash for the stock repurchase program may not prove to be the best use of our cash resources and may adversely impact our future liquidity.

Our cash, cash equivalents and short-term investments are subject to a risk of loss based upon the solvency of the financial institutions in which they are maintained.

We maintain the majority of our cash, cash equivalents and short-term investments in accounts with major financial institutions within the United States in the form of demand deposits, money market accounts, time deposits, U.S. Treasury Bills and other short-term investments. Deposits in these institutions may exceed the amounts of insurance provided, or deposits may not at all be covered by insurance. If any of these institutions becomes insolvent, it could substantially harm our financial condition and we may lose some, or all, of such deposits.

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

The purchase of the diamond and fine jewelry products we sell is a substantial expense for many of our customers. We currently rely on our relationship with a consumer finance company to provide financing to our customers. If this company is not able to meet our customer’s needs for credit or otherwise adequately serve our customers or if we are unable to maintain this or other similar arrangements, we may not be able to offer financing alternatives to our customers, which may reduce demand for our products and substantially harm our business and results of operations.

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

As the Internet and online commerce industries continue to evolve, we may be required to license emerging technologies useful in our business, enhance our existing services, develop new services and technologies that address the increasingly sophisticated and varied needs of our prospective customers and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. We may not be able to successfully implement new technologies such as mobile applications or adapt our websites, proprietary technologies and transaction-processing systems to customer requirements or emerging industry standards. Our failure to do so would substantially harm our business and results of operations. We may be required to upgrade existing technologies or business applications, or implement new technologies or business applications. Our results of operations may be affected by the timing, effectiveness and costs associated with the successful implementation of any upgrades or changes to our systems and infrastructure.

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

We may need to implement additional finance and accounting systems, procedures and controls as we grow our business and organization to satisfy international and other new reporting requirements.

As a public reporting company, we are required to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, including expanded disclosures and accelerated reporting requirements and more complex accounting rules. Additionally, as we expand internationally, we will be subject to international reporting requirements that are new to our business. Compliance with these and other new requirements may increase our costs and require additional management time and resources. We may need to implement additional finance and accounting systems, procedures and controls to satisfy new reporting requirements. If our internal control over financial reporting is determined to be ineffective, investors could lose confidence in the reliability of our internal control over financial reporting, which could adversely affect our stock price.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Below is a summary of stock repurchases during the quarter ended October 2, 2011.

Issuer Purchases of Equity Securities

(Dollars in thousands except per share amounts)

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
				(1)
July 4, 2011 through July 31, 2011	137,000	$42.65	137,000	$75,593
August 1, 2011 through August 28, 2011	571,300	$33.45	571,300	$56,484
August 29, 2011 through October 2, 2011	172,000	$34.62	172,000	$50,530

Total shares purchased	880,300		880,300

(1)	On February 9, 2010, our board of directors authorized the repurchase of up to $100.0 million of our common stock within the 24-month period following the approval date of such repurchase. We announced the repurchase on February 11, 2010. As of October 2, 2011, approximately $50.5 million remains under this repurchase authorization. The shares may be repurchased from time to time in open market transactions or in negotiated transactions off the market. Our management determines the timing and amount of any shares repurchased based on their evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws.

Item 6. Exhibits

See exhibits listed under the Exhibit Index immediately following page 34.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUE NILE, INC.
Registrant

Date: November 9, 2011	/s/ Terri K. Maupin
Terri K. Maupin
Chief Accounting Officer
(Principal Accounting Officer)

Date: November 9, 2011	/s/ David B. Binder
David B. Binder
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of Blue Nile, Inc.

3.2(2)	Amended and Restated Bylaws of Blue Nile, Inc.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2(3)	Specimen Stock Certificate.

4.3(4)	Amended and Restated Investor Rights Agreement dated June 29, 2001 by and between Blue Nile, Inc. and certain holders of Blue Nile, Inc.’s preferred stock.

10.1(5)	Offer letter between Blue Nile, Inc. and David Binder, dated June 30, 2011

31.1(6)	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2(6)	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1(6)*	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2(6)*	Certification of Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Previously filed as Exhibit 3.1 to Blue Nile, Inc.’s Form 10-Q for the quarterly period ended July 4, 2004 (No. 000-50763), as filed with the Securities and Exchange Commission on August 6, 2004, and incorporated by reference herein.
(2)	Previously filed as the like numbered exhibit to Blue Nile, Inc.’s Current Report on Form 8-K (No. 000-50763), as filed with the Securities and Exchange Commission on November 9, 2009, and incorporated by reference herein.
(3)	Previously filed as Exhibit 4.2 to Blue Nile, Inc.’s Registration Statement on Form S-1/A (No. 333-113494), as filed with the Securities and Exchange Commission on May 4, 2004, as amended, and incorporated by reference herein.
(4)	Previously filed as the like numbered exhibit to Blue Nile, Inc.’s Registration Statement on Form S-1 (No. 333-113494), as filed with the Securities and Exchange Commission on March 11, 2004, and incorporated by reference herein.
(5)	Previously filed as Exhibit 10.1 to Blue Nile, Inc’s Current Report on Form 8-K (No. 000-50763), as filed with the Securities and Exchange Commission on July 21, 2011, and incorporated by reference herein.
(6)	Filed herewith.
*	The certifications attached as Exhibits 32.1 and 32.2 accompany this quarterly report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Blue Nile, Inc. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.