Form 10-K
period 2012-01-01
BLUE NILE INC
filed 2012-02-27
CIK 1091171

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 000-50763

Blue Nile, Inc.

(Exact name of registrant as specified in its charter)

Delaware	91-1963165
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

411 First Avenue South, Suite 700

Seattle, Washington 98104

(206) 336-6700

(Address and telephone number, including area code, of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, $.001 Par Value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐        No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐        No  ☒

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
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant at July 3, 2011 was approximately $630 million, based on the last trading price of $44.17 per share, excluding approximately 0.2 million shares held by directors and executive officers of the registrant. This calculation does not exclude shares held by organizations whose ownership exceeds 5% of the registrant’s outstanding common stock as of July 3, 2011 that have represented on Schedule 13G filed with the Securities and Exchange Commission that they are registered investment advisers or investment companies registered under Section 8 of the Investment Company Act of 1940.

The number of shares outstanding of the registrant’s common stock as of February 17, 2012 was 13,889,838.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

BLUE NILE, INC.

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED JANUARY 1, 2012

PART I

This Annual Report on Form 10-K contains forward-looking statements that involve many risks and uncertainties. These statements, which relate to future events and our future performance, are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management as of the date of this filing. In some cases, you can identify forward-looking statements by terms such as “would,” “could,” “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “target,” “seek,” or “continue,” the negative of these terms or other variations of such terms. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business and other characterizations of future events or circumstances, are forward-looking statements. These statements are only predictions based upon assumptions made that are believed to be reasonable at the time, and are subject to risk and uncertainties. Therefore, actual events or results may differ materially and adversely from those expressed in any forward-looking statement. In evaluating these statements, you should specifically consider the risks described under the caption “Item 1A Risk Factors” and elsewhere in this Annual Report on Form 10-K. These factors, and other factors, may cause our actual results to differ materially from any forward-looking statements. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1.    Business

Overview

Incorporated in 1999 as a Delaware corporation, Blue Nile is the leading online retailer of high quality diamonds and fine jewelry. Our mission is to build the premier specialty retailer of jewelry by offering consumers high quality products at compelling values through an empowering shopping experience. We offer an exceptional customer experience including substantial education, guidance, selection, customization capability, convenience and value. We have successfully built Blue Nile into a premium brand. Our principal corporate office is located in Seattle, Washington.

We derive our revenues from 44 countries and territories worldwide through our three websites: www.bluenile.com, www.bluenile.ca and www.bluenile.co.uk. Our primary website serves the U.S. and 16 additional countries and territories throughout the world. All member states of the European Union (E.U.) are served from our United Kingdom (U.K.) website and Canadian customers are supported from our Canada website. Our domestic sales consist of products delivered to customers within the U.S. and our international sales consist of products delivered to customers outside the U.S. Financial information by geographic area is included in Note 11 to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

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

The importance of purchasing diamonds and fine jewelry leads consumers to seek out substantial information and trusted guidance throughout their purchasing process. Our comprehensive websites and expertly trained customer service representatives (“diamond and jewelry consultants”) improve the traditional purchasing experience by providing education and detailed product information that enable our customers to objectively compare diamonds and fine jewelry products, and make informed decisions. Our websites feature an interactive search functionality that allows our customers to quickly find the products that meet their needs from our broad selection of diamonds and fine jewelry.

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

Blue Nile’s Product Offerings and Supplier Relationships

Our merchandise consists of high quality diamonds and fine jewelry, with a particular focus on engagement diamonds and settings. Our online business model, combined with the strength of our supplier relationships, enables us to pursue a dynamic merchandising strategy. Our exclusive diamond supplier relationships allow us to display suppliers’ diamond inventories on the Blue Nile websites for sale to consumers without holding the diamonds in our inventory until the products are ordered by customers. We purchase polished diamonds from several dozen suppliers, many of whom have long-standing relationships with us. We typically enter into multi-year agreements with diamond suppliers that provide for certain diamonds to be offered exclusively online to consumers through the Blue Nile websites. Our diamond supply agreements have expiration dates ranging from 2012 to 2016. Our diamond suppliers purchase rough and polished diamonds from sources throughout the world. Their ability to supply us with diamonds is dependent upon their ability to procure these diamonds.

While we currently offer over 90,000 independently certified diamonds, we aim to limit our diamond offerings to those possessing characteristics associated with high quality. Accordingly, we offer diamonds with specified characteristics in the areas of shape, cut, color, clarity, and carat weight.

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

We offer a broad range of other fine jewelry products and watches to complement our selection of high quality customized diamond jewelry. Our fine jewelry selection includes diamond, gemstone, platinum, gold, pearl and sterling silver jewelry and accessories as well as wedding bands, earrings, necklaces, pendants and bracelets. In the case of fine jewelry, unlike most diamonds that we sell, we typically take products into inventory before they are ordered by our customers. Our fine jewelry and watches are purchased from over 50 manufacturers, most of whom have long-standing relationships with us. We generally enter into purchase order agreements with suppliers of fine jewelry and watches. These purchase order agreements establish terms for quantity, price, payment and shipping. Additionally, we enter into operating agreements with these suppliers that include product quality requirements, product specifications and shipping procedures. We believe that our current suppliers are able to sufficiently meet our product needs and that there are alternative sources for most fine jewelry and watch items that we purchase.

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

Fulfillment Operations

Our fulfillment operations are designed to enhance value for our customers by fulfilling orders quickly, securely and accurately. When an order for customized diamond jewelry is received, the third-party supplier who holds the diamond in inventory generally ships it to us, or to independent third-party jewelers with whom we maintain ongoing relationships for assembly, within one business day. Upon receipt, the merchandise is sent to assembly for setting and sizing, which is performed by our jewelers or independent third-party jewelers. Each diamond is inspected upon arrival from our suppliers, and each finished product is inspected prior to shipment to a customer. Prompt and secure delivery of our products is a high priority, and we ship nearly all diamond and fine jewelry products via nationally recognized carriers. Loose diamonds and customized diamond jewelry products may be shipped by Blue Nile or directly by our suppliers or third-party jewelers to our customers.

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

Seasonality

We generally experience seasonal fluctuations in demand for our products. Our quarterly sales are impacted by various gift giving holidays including Valentine’s Day (first quarter), Mother’s Day (second quarter) and Christmas (fourth quarter). As a result, our quarterly revenue is generally the lowest in the third quarter (as a result of the lack of recognized gift giving holidays) and highest in the fourth quarter. The fourth quarter accounted for approximately 32%, 34%, and 34% of our net sales in the fiscal years ended January 1, 2012, January 2, 2011 and January 3, 2010, respectively.

Competition

The diamond and fine jewelry retail market is intensely competitive and highly fragmented. Our primary competition comes from online and offline retailers that offer products within the higher quality segment of the jewelry market. In the future, we may also compete with other retailers that move into the higher quality jewelry segment. Current or potential competitors include the following:

•	independent jewelry stores,

•	retail jewelry store chains,

•	online retailers that sell jewelry and online jewelry retailers,

•	department stores, chain stores and mass retailers,

•	online auction sites,

•	catalog and television shopping retailers,

•	discount superstores and wholesale clubs, and

•	Internet shopping clubs.

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

Intellectual Property

We rely on general intellectual property law and contractual restrictions and, to a limited extent, copyrights and patents, to protect our proprietary rights and technology. These contractual restrictions include confidentiality agreements, invention assignment agreements and nondisclosure agreements with employees, contractors, suppliers and strategic partners. Despite the protection of general intellectual property law and our contractual restrictions, it may be possible for a third-party to copy or otherwise obtain and use our intellectual property without our authorization. In addition, we pursue the registration of our trademarks and service marks in the U.S. and certain other countries. However, effective intellectual property protection or enforcement may not be available in every country in which our products and services are made available in the future. In the U.S. and certain other countries, we have registered “Blue Nile,” “bluenile.com,” the BN logo, the Blue Nile BN stylized logo, “Build Your Own Ring,” “Build Your Own Five-Stone Ring,” “Build Your Own Diamonds Jewelry,” “Build Your Own Diamond Pendant,” “Build Your Own Earrings,” “Carousel,” “EIROS,” “Flora Vida,” “On Your Terms,” and “Forever. On Your Terms” as trademarks. We have also registered copyrights with respect to images and information set forth on our websites and the computer codes incorporated in our websites, and filed U.S. patent applications relating to certain features of our websites. We also rely on technologies that we license from third parties, particularly software solutions for financial reporting, inventory management, order fulfillment and merchandising.

Employees

At January 1, 2012, we employed 206 full-time employees and six part-time employees. We also utilize temporary personnel on a seasonal basis. Our employees are not party to any collective bargaining agreement and we have never experienced an organized work stoppage. We believe our relations with our employees are good.

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

We may not successfully execute our growth strategy, which may have a material adverse impact on our business and financial results.

The Company is undertaking several important strategic initiatives designed to drive long-term shareholder value. There can be no assurance that the Company will be able to successfully implement its new strategic initiatives or that the initiatives will improve results. Our strategy involves investing more in marketing to reach more customers, investing more in the expansion of our international business, expanding our product assortment, and more aggressively pricing our products. We may not be able to successfully implement our new strategic initiatives or the initiatives may result in inadequate return of capital on our investments, higher inventory and lower gross margins and may not result in increased revenue.

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

The prices of commodity products upon which we are substantially dependent, such as diamonds, colored gemstones, platinum, gold and silver, are subject to fluctuations arising from changes in supply and demand, competition and market speculation. Rapid and significant changes in commodity prices, particularly diamonds, may materially and adversely affect our sales and profit margins by increasing the prices for our products. Economic factors such as increased shipping costs, inflation, higher costs of labor, insurance and healthcare, and changes in and/or interpretations of other laws, regulations, and taxes may also increase our cost of sales and our selling, general and administrative expenses, and otherwise adversely affect our financial condition and results of operations. These rapid significant increases in costs may affect our business disproportionately than our competitors.

Further, any reduction in our sales will affect our liquidity. As discussed under “Liquidity and Capital Resources” in Part II, Item 7 of this Annual Report on Form 10-K, our liquidity is primarily dependent upon our net cash from operating activities. Our net cash from operating activities is sensitive to many factors, including changes in working capital. Working capital at any specific point in time is dependent upon many variables, including our operating results, seasonality, inventory management and assortment expansion, the timing of cash receipts and payments, and vendor payment terms.

Although we do not anticipate needing additional capital in the near term, financial market disruption may make it difficult for us to raise additional capital, when needed, on acceptable terms or at all. The interest rate environment and general economic conditions could also impact the investment income we are able to earn on securities we may hold from time to time.

We expect our quarterly financial results to fluctuate, which may lead to volatility in our stock price.

We expect our net sales and operating results to vary significantly from quarter to quarter due to a number of factors, including changes in:

•	demand for our products;

•	the wholesale costs to acquire quality diamonds and precious metals;

•	our ability to attract visitors to our websites and convert those visitors into customers;

•	general economic conditions, both domestically and globally;

•	our ability to retain existing customers or encourage repeat purchases;

•	our ability to manage our product mix and inventory;

•	number of marriages and engagement ring customs;

•	consumer tastes and preferences for diamonds and fine jewelry;

•	advertising and other marketing costs;

•	our, or our competitors’ pricing and marketing strategies;

•	the introduction of competitive websites, products, price decreases or improvements;

•	conditions or trends in the diamond and fine jewelry industry;

•	the success of our geographic, service and product line expansions;

•	our ability to manage our operations;

•	the extent to which we provide for and pay taxes;

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

We have experienced and expect to continue to experience seasonal fluctuations in our net sales. In particular, a disproportionate amount of our net sales has been realized during the fourth quarter as a result of the December holiday season, and we expect this seasonality to continue in the future. Approximately 32%, 34% and 34% of our net sales in the years ended January 1, 2012, January 2, 2011 and January 3, 2010, respectively, were generated during the fourth quarter of each year. In anticipation of increased sales activity during the fourth quarter, we may incur significant additional expenses, including higher inventory of fine jewelry and additional staffing in our fulfillment and customer support operations. If we experience lower than expected net sales during any fourth quarter, it may have a disproportionately large impact on our operating results and financial condition for that year. Further, we may experience an increase in our net shipping cost due to complimentary upgrades, split-shipments, and additional long-zone shipments necessary to ensure timely delivery for the holiday season. We also experience considerable fluctuations in net sales in periods preceding other annual occasions such as Valentine’s Day (first quarter) and Mother’s Day (second quarter). In the future, our seasonal sales patterns may become more pronounced, may strain our personnel and fulfillment activities, and may cause a shortfall in net sales as compared with expenses in a given period, which could substantially harm our business and results of operations.

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

A majority of the world’s supply of rough diamonds is controlled by a small number of diamond mining firms. As a result, any decisions made to restrict the supply of rough diamonds by these firms to our suppliers could substantially impair our ability to acquire diamonds at commercially reasonable prices, if at all. We do not currently have any direct supply relationships with these firms. Our ability to acquire diamonds and fine jewelry is also substantially dependent on our relationships with various suppliers. Approximately 21%, 28% and 24% of our payments to our diamond and fine jewelry suppliers for each of the years ended January 1, 2012, January 2, 2011 and January 3, 2010 were made to our top three suppliers for that year. Our inability to maintain and expand these and other future diamond and fine jewelry supply relationships on commercially reasonable terms or the inability of our current and future suppliers to maintain arrangements for the supply of products sold to us on commercially reasonable terms would substantially harm our business and results of operations. The financial performance and viability of our suppliers are also significantly dependent upon worldwide economic conditions and consumer demand for diamonds and fine jewelry. The failure of any of our principal suppliers to remain financially viable could adversely impact our supply of diamonds and fine jewelry for sale to our customers.

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

Emerging start-ups may be able to innovate and provide products and services faster than we can. In addition, traditional store-based retailers offer consumers the ability to physically handle and examine products in a manner that is not possible over the Internet, as well as a more convenient means of returning and exchanging purchased products. If our competitors are more successful than we are in offering compelling products or in attracting and retaining consumers, our revenues and growth rates could decline. Furthermore, in recent years, competitors have reduced the retail price of their diamonds and fine jewelry as a result of lack of consumer demand and/or inventory liquidations. Such reductions and/or inventory liquidations can have a short-term adverse effect on our sales. Current and potential competitors include:

•	independent jewelry stores;

•	retail jewelry store chains, such as Tiffany & Co.;

•	online retailers that sell jewelry and online jewelry retailers, such as Amazon.com, James Allen, and Brilliant Earth;

•	department stores, chain stores and mass retailers, such as Nordstrom and Neiman Marcus;

•	online auction sites, such as eBay;

•	catalog and television shopping retailers, such as HSN and QVC;

•	discount superstores and wholesale clubs, such as Wal-Mart and Costco Wholesale; and

•	Internet shopping clubs, such as Gilt Groupe and Rue La La.

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

For the year to date ended January 1, 2012 international net sales represented 16.1% of our total net sales. We continue to increase marketing and sales efforts throughout Europe, Canada and the Asia-Pacific region, and anticipate continuing to expand our international sales and operations in the future either by expanding local versions of our website for foreign markets, through acquisitions or alliances with third parties, or through other means. Any international expansion plans we choose to undertake will increase the complexity of our business, require attention from management and other personnel and cause additional strain on our operations, technology systems, financial resources, and our internal financial control and reporting functions. Further, our expansion efforts may be unsuccessful. We have limited experience selling our products in international markets and in conforming to the local cultures, standards or policies necessary to successfully compete in those markets. We cannot be certain that we will be able to expand our global presence if we choose to further expand internationally. In addition, we may have to compete with retailers that have more experience with local markets. Our ability to expand and succeed internationally may also be limited by the demand for our products, the ability to successfully transact in foreign currencies, the ability of our brand to resonate with consumers globally and the adoption of electronic commerce in these markets. Different privacy, censorship and liability standards and regulations, and different intellectual property laws in foreign countries may prohibit expansion into such markets or cause our business and results of operations to suffer.

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

Our success depends on our ability to attract customers in a cost-effective manner. As part of our strategic initiatives, we plan to invest more in marketing. We may not invest in a way that effectively reaches potential consumers or those consumers may not decide to buy from us or the volume of consumers that purchase from us does not yield the intended return on investment. With respect to our marketing channels, we rely on relationships with providers of online services, search engines, directories and other websites and e-commerce businesses to provide content, advertising banners and other links that direct customers to our websites. We rely on these relationships as significant sources of traffic to our websites. Our agreements with these providers generally have terms of one year or less. If we are unable to develop or maintain these relationships on acceptable terms, our ability to attract new customers would be harmed. In addition, many of the parties with whom we have online-advertising arrangements could provide advertising services to other companies, including retailers with whom we compete. As competition for online advertising has increased, the cost for these services has also increased. A significant increase in the cost of the marketing vehicles upon which we rely could adversely impact our ability to attract customers in a cost-effective manner and harm our business and results of operations.

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

We are currently in a CEO transition period.

The Board of Directors is currently in the process of searching for a permanent chief executive officer. There are risks associated with a CEO transition, which may harm our business. These risks, include, but are not limited to:

•	The search for the new chief executive officer may take an extended amount of time, and during the search we may not effectively execute on our strategic initiatives;

•	The Board of Directors may be unable to identify or attract qualified talent; or

•	The new chief executive officer may be unsuccessful at leading the team or may be unable to articulate and execute our strategy.

Our systems are vulnerable to security breaches.

Our business is heavily dependent on the operation of our technology systems, These systems are vulnerable to unauthorized access from unintentional events or errors caused by employees or third party service providers, or deliberate attacks through actions of third parties. Such security breaches may result in operational disruption, misappropriation of customer credit card or other sensitive information, or corruption of data.

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

While we believe that current law restricts state and local taxing authorities outside the State of Washington from requiring us to collect sales and use taxes from purchasers located within their jurisdictions, taxing authorities outside the State of Washington have, and in the future could, disagree with our interpretation. For example, a number of states, as well as the U.S. Congress, are considering or have adopted various initiatives designed to impose sales, use and other taxes on Internet sales. The successful implementation of any such initiatives could require us to collect sales, use and other taxes from purchasers located in states other than Washington. The imposition by federal, state and local governments of various taxes upon Internet commerce could create administrative burdens for us and could significantly decrease our future net sales.

We may have exposure to greater than anticipated tax liabilities.

We are subject to various federal, state and local taxes in both the United States and foreign jurisdictions. Significant judgment is required in evaluating and estimating worldwide provisions and accruals for these taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Our determination of our tax liability is always subject to audit in various jurisdictions, and such jurisdictions may assess additional tax liabilities against us. Although we believe our estimates are reasonable, the ultimate outcome of a tax audit and any related litigation could be materially different from our historical tax provisions and accruals. Changes to tax laws, changes to interpretations of existing tax laws, and/or developments in an audit or litigation could have a material effect on our operating results and cash flow for the period or periods for which that change or development occurs, as well as for prior and subsequent periods. In addition, the imposition of additional tax obligations on our business by federal, state and local governments could create significant administrative burdens for us, decrease our future sales, and harm our cash flow and operating results.

If we do not continuously innovate in response to the changing preferences of our customers, our business could be adversely affected.

The number of people who access the internet through devices other than personal computers, including mobile phones, smart phones, handheld computers such as notebooks and tablets, video game consoles, and television set-top devices, has increased dramatically in the past few years. The smaller screen size, functionality, and memory associated with some alternative devices may make the use of our website and the purchasing our products more difficult; and the versions of our websites developed for these devices may not be compelling to consumers. Each manufacturer or distributor may establish unique technical standards for its devices, and our website may not work or be viewable on these devices as a result. As new devices and new platforms are continually being released, it is difficult to predict the problems we may encounter in developing versions of our website for use on these alternative devices and we may need to devote significant resources to the creation, support, and maintenance of such devices. If we are unable to attract consumers to our website through these devices or are slow to develop a version of our website that is more compatible with alternative devices, we may fail to capture a significant share of consumers in the market for diamonds and fine jewelry, which could adversely affect our business.

We have foreign exchange risk.

The results of operations of certain of our subsidiaries are exposed to foreign exchange rate fluctuations. Upon translation from foreign currency into U.S. dollars, operating results may differ materially from expectations, and we may record significant gains or losses.

Additionally, we allow customers to purchase our products in 24 foreign currencies. This exposes us to foreign exchange rate fluctuations and we may record significant gains or losses as a result of such fluctuations. We price are diamonds based on costs denominated in U.S. dollars. Therefore, when the U.S. dollar strengthens, the retail prices of our products in international markets will be more expensive thereby reducing sales.

We rely on the services of our small, specialized workforce and key personnel, many of whom would be difficult to replace.

We rely upon the continued service and performance of key technical, fulfillment and senior management personnel. If we lose any of these personnel, our business could suffer. Competition for qualified personnel in our industry is intense. We believe that our future success will depend on our continued ability to attract, hire and retain key employees. We do not have “key person” life insurance policies covering our employees. In addition, illness, severe adverse weather conditions or natural disasters could impede our ability to service our customers.

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

We have and plan to continue to opportunistically repurchase shares of our common stock. Since the inception of our share repurchase program in the first quarter of 2005 through January 1, 2012, we have repurchased 6.0 million shares for a total of $226.5 million. In February 2012, our board of directors authorized the repurchase of up to $100.0 million of our common stock during the subsequent 24-month period. These repurchases and any repurchases we may make in the future may not prove to be at optimal prices and our use of cash for the stock repurchase program may not prove to be the best use of our cash resources and may adversely impact our future liquidity.

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

We are not currently subject to direct federal, state or local regulation other than regulations applicable to businesses generally or directly applicable to retailing and online commerce. However, it is possible that laws and regulations may be adopted with respect to the Internet, which may impede the growth of Internet-based businesses. These regulations and laws may cover issues such as taxation, advertising, intellectual property rights, freedom of expression, pricing, restrictions on imports and exports, customs, tariffs, information security, privacy, data protection, content, distribution, electronic contracts and other communications, the provision of online payment services, broadband residential Internet access, and the characteristics and quality of products and services. Further, the growth of online commerce may prompt calls for more stringent consumer protection laws. Several states have proposed legislation to limit the uses of personal user information gathered online or require online companies to establish privacy policies. The Federal Trade Commission has also initiated action against at least one online company regarding the manner in which personal information is collected from users and provided to third parties. The adoption of additional privacy or consumer protection laws could create uncertainty in Internet usage and reduce the demand for our products and services.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

As of January 1, 2012, our operational facilities consisted of three separate locations: a corporate headquarters and fulfillment center located in Seattle, Washington and a fulfillment center located in Dublin, Ireland. Our corporate headquarters consist of approximately 29,000 square feet of office space and is subject to a lease that expires in August 2021. Our U.S. fulfillment center consists of approximately 27,000 square feet of warehouse space and is subject to a lease that expires in October 2014. Our Ireland fulfillment center consists of approximately 10,000 square feet of combined office and warehouse space and is subject to a lease expiring in December 2016. Certain of the leases include renewal provisions at our option. We believe that the facilities housing our fulfillment centers will be adequate to meet our current requirements for our operations and that suitable additional or substitute space will be available as needed.

Item 3.    Legal Proceedings

See discussion of legal proceedings in Note 4 to the consolidated financial statements included in Item 8 of this Report.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Dividend Policy

Our common stock is quoted on The NASDAQ Stock Market LLC under the symbol “NILE.” On February 17, 2012, we had approximately 124 stockholders of record.

The following table sets forth the high and low sales prices of our common stock for fiscal years 2011 and 2010. The quotations are as reported in published financial sources.

	High	Low
Fiscal year 2011:
First Quarter	$64.45	$49.70
Second Quarter	$59.14	$42.30
Third Quarter	$48.55	$30.32
Fourth Quarter	$50.00	$30.34
Fiscal year 2010:
First Quarter	$64.38	$45.51
Second Quarter	$58.71	$44.91
Third Quarter	$52.25	$40.70
Fourth Quarter	$63.10	$40.86

We have not paid any cash dividends on our common stock since inception, and it is not anticipated that cash dividends will be paid on shares of our common stock in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors.

Performance Measurement Comparison(1)

The following graph compares the total cumulative stockholder return on the Company’s common stock with the total cumulative return of the NASDAQ Market Index and the RDG Internet Composite Index for the five-year period ending on January 1, 2012, our 2011 fiscal year end. Historical stock price performance should not be relied upon as an indication of future stock price performance.

(1)	This Section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any of our filings under the 1933 Act or the 1934 Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

(2)	Assumes $100 was invested on December 31, 2006 at the closing price on this day, in Blue Nile’s common stock and each index, and all dividends have been reinvested. No cash dividends have been declared on Blue Nile’s common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Issuer Purchases of Equity Securities

Below is a summary of stock repurchases during the quarter ended January 1, 2012.

Issuer Purchases of Equity Securities

(Dollars in thousands except per share amounts)

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (1)
October 3, 2011 through October 30, 2011	18,400	$33.93	18,400	$49,906
October 31, 2011 through November 27, 2011	—	$—	—	$49,906
November 28, 2011 through January 1, 2012	—	$—	—	$49,906

Total shares purchased	18,400		18,400

(1)	Our share repurchase program that was authorized by our board of directors in February 2010 expired. On February 7, 2012, our board of directors authorized the repurchase of up to $100.0 million of our common stock within the 24-month period following the approval date of such repurchase. We announced the repurchase program on February 15, 2012. The shares may be repurchased from time to time in open market transactions or in negotiated transactions off the market. Our management determines the timing and amount of any shares repurchased based on their evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws.

Item 6.    Selected Consolidated Financial Data

The table below shows selected consolidated financial data for each of our fiscal years ended January 1, 2012, January 2, 2011, January 3, 2010, January 4, 2009, and December 30, 2007. The consolidated statements of operations data and the additional operating data for each of the fiscal years ended January 1, 2012, January 2, 2011, and January 3, 2010 and the consolidated balance sheets as of January 1, 2012 and January 2, 2011 are derived from our audited consolidated financial statements included elsewhere in this report. The consolidated statements of operations for the fiscal years ended January 4, 2009 and December 30, 2007 and the consolidated balance sheet data as of January 3, 2010, January 4, 2009 and December 30, 2007, are derived from audited consolidated financial statements not included in this report.

You should read the following selected consolidated financial and operating information together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The historical results presented below are not necessarily indicative of future results. See Note 10 of the related notes to our consolidated financial statements included in Item 8 of this Annual Report on the Form 10-K for the calculation of weighted average shares outstanding used in computing basic and diluted net income per share.

BLUE NILE, INC.

SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended January 1, 2012	Year Ended January 2, 2011	Year Ended January 3, 2010	Year Ended January 4, 2009(2)	Year Ended December 30, 2007
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net sales	$348,013	$332,889	$302,134	$295,329	$319,264
Gross profit	72,132	71,940	65,344	59,996	65,204
Selling, general and administrative expenses	55,213	50,654	45,997	44,005	42,792

Operating income	16,919	21,286	19,347	15,991	22,412
Income before income taxes	17,245	21,538	19,678	17,856	26,587
Income tax expense	5,895	7,396	6,878	6,226	9,128

Net income	$11,350	$14,142	$12,800	$11,630	$17,459

Basic net income per share	$0.80	$0.98	$0.88	$0.78	$1.10
Diluted net income per share	$0.77	$0.94	$0.84	$0.75	$1.04
Shares used in computing basic net income per share	14,182	14,446	14,534	14,925	15,919
Shares used in computing diluted net income per share	14,675	15,080	15,216	15,505	16,814
Additional Operating Data:
Net cash provided by (used in) operating activities	$15,454	$41,608	$39,018	$(2,927)	$41,455
Gross profit margin	20.7%	21.6%	21.6%	20.3%	20.4%
Selling, general and administrative expenses as a percentage of net sales	15.8%	15.2%	15.2%	14.9%	13.4%

	As of January 1, 2012	As of January 2, 2011	As of January 3, 2010	As of January 4, 2009	As of December 30, 2007
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$89,391	$113,261	$78,149	$54,451	$122,793
Short-term investments	—	—	15,000	—	—
Accounts receivable	4,867	1,771	1,835	1,709	3,576
Inventories	29,267	20,166	19,434	18,834	20,906
Accounts payable	95,590	90,296	76,128	62,291	85,866
Working capital(1)	19,967	34,918	29,662	7,589	53,455
Total assets	143,025	151,811	130,415	89,665	160,586
Total long-term obligations	2,745	830	964	1,213	1,418
Total stockholders’ equity	35,024	49,061	43,269	19,308	63,477

(1)	Working capital consists of total current assets, including cash, cash equivalents and short-term investments, less total current liabilities.

(2)	Fiscal year ended January 4, 2009 consisted of 53 weeks, which is one week longer than the other fiscal years presented.

Non-GAAP Financial Measures

To supplement Blue Nile’s consolidated financial statements presented in accordance with generally accepted accounting principles (“GAAP”), Blue Nile uses non-GAAP free cash flow as a measure of financial performance. Blue Nile defines non-GAAP free cash flow as net cash provided by (used in) operating activities less cash outflows for purchases of fixed assets, including internal use software and website development. The Company reports sales information in accordance with GAAP. Internally, management monitors its sales performance on a non-GAAP basis that eliminates the positive or negative effects that result from translating international sales into U.S. dollars (the “constant exchange rate basis”). Blue Nile’s management does not itself, nor does it suggest that investors should, consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. Investors should also note that the non-GAAP financial measures used by Blue Nile may not be the same non-GAAP financial measures, and may not be calculated in the same manner, as that of other companies. Whenever Blue Nile uses such non-GAAP financial measures, it provides a reconciliation of non-GAAP financial measures to the most closely applicable GAAP financial measures. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measures.

A reconciliation of differences of non-GAAP free cash flow from the comparable GAAP measure of net cash provided by operating activities is as follows (in thousands):

	Year ended January 1, 2012	Year ended January 2, 2011	Year ended January 3, 2010
Net cash provided by operating activities	$15,454	$41,608	$39,018
Purchases of fixed assets, including internal-usesoftware and website development	(5,391)	(1,843)	(2,345)

Non-GAAP free cash flow	$10,063	$39,765	$36,673

The following table reconciles year-over-year international sales percentage increases (decreases) from the GAAP sales measures to the non-GAAP constant exchange rate basis:

Year ended January 1, 2012	Year over year growth	Effect of foreign exchange movements	Year over year growth on constant exchange rate basis
International Sales	29.1%	5.8%	23.3%

Year ended January 2, 2011	Year over year growth	Effect of foreign exchange movements	Year over year growth on constant exchange rate basis
International Sales	30.4%	7.2%	23.2%

Year ended January 3, 2010	Year over year growth	Effect of foreign exchange movements	Year over year growth on constant exchange rate basis
International Sales	19.9%	(7.5%)	27.4%

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

Management Overview

Blue Nile is the leading online retailer of high-quality diamonds and fine jewelry. We offer our products for sale through the bluenile.com, bluenile.ca and bluenile.co.uk websites in over 40 countries and territories throughout the world. Our primary focus is on growing our business by providing unparalleled value to consumers and delivering exceptional customer service. Our online business model allows us to avoid many of the costs that are typically incurred by physical retail stores. As a result, we are able to realize lower gross profit margins while remaining profitable. Our lower gross profit margins result from lower retail prices that we offer to our customers. We believe that these lower prices provide a compelling value to consumers that will result in increasing our sales and market share.

Our long-term financial focus is primarily on sustainable growth in free cash flow, a non-GAAP financial measure. Non-GAAP free cash flow is primarily driven by increasing our operating income and efficiently managing working capital and capital expenditures. Increases in operating income primarily result from increases in sales through our websites, improvements in operating margins and the efficient management of operating costs, offset by the investments that we make in longer-term strategic initiatives.

Differentiating Factors and Value Proposition

Our innovative business model is designed to deliver exceptional value and service to customers. A significant portion of our revenues are derived through sales of engagement rings or jewelry products that feature a diamond. We have developed relationships with a large number of diamond suppliers with whom we have exclusive agreements as an online retailer. This allows us to offer our customers access to a large selection of high quality diamonds through our websites that we are not holding in inventory. In most cases, we purchase diamonds from our suppliers only as our customers place orders with us. As a result, we do not incur the significant costs that would be incurred by physical retail stores to carry high levels of diamond inventory. Our efficient operating model also provides for negative working capital benefits, since payments are received from customers within a few days of shipment of their order, but our vendor payment terms are typically in the 45-120 day range.

In addition to the working capital benefits of our model, the significant volume of diamonds that we purchase enhances our ability to buy from our suppliers at the best and lowest prices. We are able to pass these lower costs on to consumers, further increasing our value proposition.

Focus on Growth

We believe that increasing our brand awareness and acquiring new customers will continue to drive growth. Our core business is engagement rings. In 2011, our engagement products delivered 66% of our revenue. The value, quality and extensive selection of diamonds that we offer for sale are key differentiators that we believe give us an advantage over our competitors. In 2011, we significantly increased the breadth and depth of non-engagement jewelry products offered for sale on our websites. The product expansion included more fashion-oriented products in a wider range of price points to appeal to a broader audience and spur revenue growth. The products that we offer for sale are exclusive to Blue Nile, consistent with our goal of building a distinctive and aspirational brand.

In 2011, we significantly increased our investment in marketing to drive growth and increase our brand awareness. In addition to our traditional online marketing efforts, we diversified our marketing through such avenues as daily deal promotions, product viewing events, television advertising and public relations events, to name a few. Our marketing efforts have been successful in bringing in new customers. We plan to continue increasing our investment in marketing as a way to expand our customer base and drive growth.

Our investment in international markets is also a significant driver of growth. In 2011, we increased our online marketing efforts, expanded our product assortment and added foreign language capabilities in customer service. Additionally, we launched a local language website in Simplified Chinese. Our international business remains a key strategic focus and we plan to continue expansion of our product offerings, localization efforts and other initiatives to drive growth.

Trends

We believe that our financial results for fiscal year 2011 were negatively impacted by increases in the commodity prices underlying our products and the continuing macroeconomic conditions in the United States and abroad. Diamond prices increased rapidly in the first half of 2011 to historical levels. Prices decreased in the second half of the year, but remained significantly higher year over year. Prices for platinum, gold and silver also increased significantly in 2011. We believe that the significant increases in prices negatively impacted demand for our products. Additionally, high levels of unemployment in the United States, low consumer confidence, economic volatility abroad and various other factors affected consumer spending in 2011, including the sale of luxury products such as diamonds and fine jewelry. Despite these external conditions, we were able to grow our sales in 2011 by 4.5% compared to 2010, while remaining profitable. We believe that the value we offer to consumers, our broad selection, and our focus on exceptional service will continue to resonate with consumers and lead to further growth in our business.

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

	Increase	Decrease
Expected term(1)	5.4%	5.9%
Expected volatility(1)	7.2%	7.4%

(1)	Sensitivity to change in assumptions was determined using the Black-Scholes-Merton valuation model compared to the following original assumptions: stock price and exercise price equal to the closing market price of Blue Nile, Inc. common stock on December 30, 2011, expected term of 4.0 years, expected volatility of 58.50%, expected dividend yield of 0.0% and a risk-free interest rate of 0.88%.

In addition, we estimate the expected forfeiture rate and only recognize stock-based compensation expense for grants that are expected to vest. We estimate the forfeiture rate based on historical experience. To the extent our actual forfeiture rate is different from our estimate, stock-based compensation expense is adjusted accordingly.

Results of Operations

The following table presents our historical operating results for the periods indicated as a percentage of net sales:

	Year Ended January 1, 2012	Year Ended January 2, 2011	Year Ended January 3, 2010
Net sales	100.0%	100.0%	100.0%

Gross profit	20.7	21.6	21.6
Selling, general and administrative expenses	15.8	15.2	15.2

Operating income	4.9	6.4	6.4

Other income, net	0.1	0.1	0.1

Income before income taxes	5.0	6.5	6.5

Income tax expense	1.7	2.3	2.3

Net income	3.3%	4.2%	4.2%

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

The following table presents our historical operating results, including a comparison of the financial results for the periods indicated (dollars in thousands, except per share data):

	Year Ended January 1, 2012	Year Ended January 2, 2011	Year Ended January 3, 2010	Comparison of Year Ended January 1, 2012 to Year Ended January 2, 2011		Comparison of Year Ended January 2, 2011 to Year Ended January 3, 2010
				$ Change	% Change	$ Change	% Change
Net sales	$348,013	$332,889	$302,134	$15,124	4.5%	$30,755	10.2%
Cost of sales	275,881	260,949	236,790	14,932	5.7%	24,159	10.2%

Gross profit	72,132	71,940	65,344	192	0.3%	6,596	10.1%
Selling, general and administrative expenses	55,213	50,654	45,997	4,559	9.0%	4,657	10.1%

Operating income	16,919	21,286	19,347	(4,367)	(20.5)%	1,939	10.0%
Other income, net:
Interest income, net	142	35	122	107	305.7%	(87)	(71.3)%
Other income, net	184	217	209	(33)	(15.2)%	8	3.8%

	326	252	331	74	29.4%	(79)	(23.9)%

Income before income taxes	17,245	21,538	19,678	(4,293)	(19.9)%	1,860	9.5%
Income tax expense	5,895	7,396	6,878	(1,501)	(20.3)%	518	7.5%

Net income	$11,350	$14,142	$12,800	$(2,792)	(19.7)%	$1,342	10.5%

Basic net income per share	$0.80	$0.98	$0.88	$(0.18)	(18.4)%	$0.10	11.4%

Diluted net income per share	$0.77	$0.94	$0.84	$(0.17)	(18.1)%	$0.10	11.9%

Comparison of Fiscal Year Ended January 1, 2012 to Fiscal Year Ended January 2, 2011

Net Sales

Net sales increased 4.5% in the year ended January 1, 2012, compared with the year ended January 2, 2011, due to an increase in the number of orders shipped to customers, partially offset by a decrease in the average shipment value. Sales of our non-engagement jewelry grew at a rate above our overall sales growth rate. Net sales in the U.S. increased by 0.9% to $292.1 million in 2011 compared with $289.6 million in the prior year. U.S. non-engagement sales grew 5.8% due to expansion of our product assortment that commenced in mid-2011 and increased marketing efforts. U.S. engagement sales declined 1.8% for the year, attributed to significant increases in diamond prices in the first half of 2011 that negatively impacted demand for our engagement products. Although diamond prices stabilized in the second half of 2011, costs of certain of our more popular diamond sizes and shapes were 20 to 30% higher at January 1, 2012 than at January 2, 2011. International sales increased 29.1% to $55.9 million for the year ended January 1, 2012, compared with $43.3 million for the year ended January 2, 2011, due primarily to increased marketing efforts. The strength of foreign currencies against the U.S. dollar also contributed to international sales growth. Internally, we monitor our international sales performance on a non-GAAP basis which eliminates the positive or negative effects that result from translating international sales into U.S. dollars (“constant exchange rate basis”). International sales growth was positively impacted by approximately 5.8% due to changes in foreign exchange rates in 2011 compared with the rates in effect during 2010. Excluding the impact of changes in foreign exchange rates, international sales increased 23.3% in the year ended January 1, 2012.

Gross Profit

Gross profit increased $0.2 million or 0.3% in the year ended January 1, 2012 compared with the year ended January 2, 2011. The increase in gross profit is due to the increase in net sales. Gross profit as a percentage of net sales decreased to 20.7% in the year ended January 1, 2012 compared with 21.6% in the year ended January 2, 2011.

The decrease in gross profit as a percentage of net sales (gross margin percent) is attributable to increases in diamond and precious metals costs and increased promotional activity. As noted above, the cost of diamonds increased significantly in 2011. Precious metals costs also increased significantly in 2011. These cost increases were not fully passed on to our customers, which lowered our gross margin percentages. Additionally, in order to spur sales, we increased our marketing promotions, which impacted net revenue and our gross margin percentage.

Generally, we purchase our diamonds on a real time basis from our suppliers when a customer places an order for a specific diamond. In periods of rapidly rising prices, the value that we are able to provide to customers and/or our gross margin percent may decrease. Costs for our non-engagement jewelry products are impacted by prices for diamonds and precious metals, including gold, platinum and silver, which rise and fall based upon global supply and demand dynamics.

In making retail pricing decisions, we take into account fluctuations in the pricing of diamonds and precious metals, which in turn, affect the gross margin that we realize from such products. While prices for diamonds and precious metals will continue to fluctuate based upon supply and demand, we cannot adequately predict the amount and timing of any such fluctuations. We expect that gross profit will fluctuate in the future based on changes in product acquisition costs, particularly diamond prices, product mix and pricing decisions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 9.0% to $55.2 million in the year ended January 1, 2012 compared with $50.7 million in the year ended January 2, 2011 due to several factors. Marketing and advertising costs increased $2.6 million, primarily due to increased spending on online marketing vehicles, public relations, promotional activities such as daily deals and other marketing activities to drive new customer acquisition and increase brand awareness. Compensation and benefits expenses increased $0.7 million due to increased headcount to support key business initiatives, partially offset by lower year-over-year incentive bonus accruals. Building rent increased $0.3 million due to increased rent expense for our new corporate office location. Depreciation expense related to additional capitalized assets added approximately $0.3 million to expenses. As a percentage of net sales, selling, general and administrative expenses were 15.8% for the year ended January 1, 2012 compared to 15.2% for the year ended January 2, 2011.

Other Income, Net

The increase in interest income for the year ended January 1, 2012 as compared with the year ended January 2, 2011 was primarily due to higher average interest rates and, to a lesser extent, higher overall cash balances.

Income Taxes

The effective income tax rate for the year ended January 1, 2012 was 34.2% as compared with 34.3% for the year ended January 2, 2011.

Comparison of Fiscal Year Ended January 2, 2011 to Fiscal Year Ended January 3, 2010

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

Net sales in the U.S. increased by 7.7% to $289.6 million in 2010 compared with $268.9 million in the prior year. International sales increased 30.4% to $43.3 million for the year ended January 2, 2011, compared to $33.2 million for the year ended January 3, 2010. Increased marketing efforts and expanded brand awareness contributed to the increase in U.S. and international sales. The strength of foreign currencies against the U.S. dollar also contributed to international sales growth which was positively impacted by approximately 7.2% due to changes in foreign exchange rates in 2010 compared to the rates in effect during 2009. Excluding the impact of changes in foreign exchange rates, international sales increased 23.2% in the year ended January 2, 2011.

Gross Profit

Gross profit increased $6.6 million or 10.1% in the year ended January 2, 2011 compared to the year ended January 3, 2010. The increase in gross profit is primarily due to the increase in net sales. Gross profit as a percentage of net sales was 21.6% for each of the years ended January 2, 2011 and January 3, 2010.

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

Liquidity and Capital Resources

We are primarily funded by our cash flows from operations. The significant components of our working capital are inventory and liquid assets such as cash, cash equivalents and trade accounts receivable, reduced by accounts payable and accrued expenses. Our business model provides certain beneficial working capital characteristics. While we collect cash from sales to customers within several business days of the related sale, we typically have extended payment terms with our suppliers.

A significant portion of the products that we offer for sale are diamonds and fine jewelry that is made with precious metals and diamonds. The prices of diamonds and precious metals increased significantly in 2011. Also, recessionary economic cycles, investment and credit market conditions and volatility, unemployment levels and other economic factors impact consumer spending patterns. We believe that our revenue, gross margins, cash flows from operations, and net income were negatively impacted by diamond and precious metal price increases and macroeconomic conditions in 2011, and may continue to be impacted in the future.

Our liquidity is primarily dependent upon our net cash from operating activities. Our net cash from operating activities is sensitive to many factors, including changes in working capital. Working capital at any specific point in time is dependent upon many variables, including our operating results, seasonality, inventory management and product assortment breadth and depth, the timing of cash receipts and payments, and vendor payment terms.

As of January 1, 2012, working capital totaled $20.0 million, including cash and cash equivalents of $89.4 million and inventory of $29.3 million, offset by accounts payable and accrued liabilities totaling $105.0 million. Due to the seasonal nature of our business, cash and cash equivalents, inventory and accounts payable are generally higher in the fourth quarter, resulting in fluctuations in our working capital.

Net cash provided by operating activities was $15.4 million in the fiscal year ended January 1, 2012 compared to net cash provided by operating activities of $41.6 million in the fiscal year ended January 2, 2011 and net cash provided by operating activities of $39.0 million in the fiscal year ended January 3, 2010. The decrease in cash provided by operating activities in the fiscal year ended January 1, 2012 was primarily attributable to a decrease in working capital from inventory attributable to an increase in units from the expansion of our product line in 2011 as well as cost increases in the products that we hold for sale, as previously discussed. The net increase in trade payables totaled $5.2 million for the fiscal year ended January 1, 2012 compared to $14.2 million for the fiscal year ended January 2, 2011. We experience greater cash flow from operations in our fourth quarter compared to other quarters due to the significant increase in revenue from our holiday sales. In the first quarter we typically have a significant pay down of our accounts payable balance that was accumulated during the fourth quarter holiday season. Trade payables did not increase as much in the fiscal year ended January 1, 2012 as in the fiscal year ended January 2, 2011 due to the working capital dynamics of our business model associated with the sales decline in the fourth quarter and the resulting slower than historical build up of accounts payable. The decrease in cash provided by operating activities in the year ended January 1, 2012 was also attributable to lower net income and the decrease in tax benefits realized upon the exercise of stock options. The net tax benefit realized from stock option exercises, which represent the tax deductions in excess of stock compensation expense recorded in the financial statements, decreased to $0.1 million in the fiscal year ended January 1, 2012, from $4.2 million in the fiscal year ended January 2, 2011 due to the number of stock options exercised and the market price of our common stock.

Net cash provided by operating activities was $41.6 million in the fiscal year ended January 2, 2011 compared to $39.0 million in the fiscal year ended January 3, 2010. The increase in cash provided by operating activities in the fiscal year ended January 2, 2011 was primarily attributable to higher net income and the tax benefits realized upon the exercise of stock options. The net tax benefit realized from stock option exercises increased to $4.2 million in the year ended January 2, 2011, from $1.7 million in the fiscal year ended January 3, 2010 due to the number of stock options exercised and the market price of our common stock. Accounts payable increased by $14.2 million in the fiscal year ended January 2, 2011 compared to an increase of $13.8 million in the fiscal year ended January 3, 2010, partially offset by a lower cash benefit provided by changes in accrued liabilities. Accrued liabilities increased by $1.7 million in the fiscal year ended January 2, 2011 compared to a net increase of $3.2 million in the fiscal year ended January 3, 2010.

Net cash of $5.4 million used in investing activities in the fiscal year ended January 1, 2012 was due to the net purchase of property and equipment related primarily to our corporate office move in the second quarter of 2011. Net cash of $13.2 million was provided by investing activities in the fiscal year ended January 2, 2011 due to the maturity of $15.0 million in short-term investments, partially offset by purchases of $1.8 million in property and equipment. Net cash of $17.3 million was used in investing activities in the fiscal year ended January 3, 2010 due to the purchase of $15.0 million in short-term investments and $2.3 million in property and equipment.

Our capital needs are generally minimal and include investments in technology and websites enhancements, capital improvements to our leased warehouse and office facilities, and furniture and equipment. Additionally, we have the ability to reduce and/or delay capital investments in challenging economic conditions without significant disruption to our business or operations. Over the next 12 months, we do not expect purchases of property and equipment to exceed our historic levels.

Net cash of $33.9 million used in financing activities for the fiscal year ended January 1, 2012 related primarily to the repurchase of common stock. This was partially offset by proceeds from stock option exercises of $5.5 million. During the fiscal year ended January 1, 2012 we repurchased 1.1 million shares of our common stock for an aggregate purchase price of approximately $40.0 million. Since the inception of our buyback programs in the first quarter of 2005 through January 1, 2012, we have repurchased 6.0 million shares for a total of $226.5 million. Shares may be repurchased from time to time in open market transactions or in negotiated transactions off the market. The timing and amount of any shares repurchased are determined by management based on our evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan. We continually assess market conditions, our cash position, operating results, current forecasts and other factors when making decisions about stock repurchases.

Net cash used in financing activities in the fiscal year ended January 2, 2011 was $19.6 million, primarily related to the repurchases of common stock. This was partially offset by proceeds from stock option exercises of $5.4 million. Net cash provided by financing activities in the fiscal year ended January 3, 2010 was $2.0 million, primarily related to the proceeds from stock option exercises.

The following table summarizes our contractual obligations and the expected effect on liquidity and cash flows as of January 1, 2012 (in thousands):

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Operating leases	$8,112	$828	$1,810	$1,613	$3,861
Financing obligation(1)	173	61	112	—	—
Purchase obligations(2)	13,702	13,702	—	—	—
Purchase obligations(3)	219	219	—	—	—

	$22,206	$14,810	$1,922	$1,613	$3,861

(1)	During 2007, we made tenant improvements to our U. S. fulfillment center. Due to our financial involvement in the construction of the leased property, we recorded the building as property and equipment during the construction period. Upon completion, the transaction did not meet the criteria for sale-leaseback accounting, and accordingly, has been recorded as a long-term financing obligation.

(2)	Includes open merchandise purchase orders at January 1, 2012.

(3)	Includes commitments for advertising and marketing and other services at January 1, 2012.

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

Off-Balance Sheet Arrangements

At January 1, 2012, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purposes entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Impact of Inflation

The effect of inflation and changing prices on our operations was not significant during the periods presented.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

The functional currency of most of our subsidiaries is the applicable local currency. Assets and liabilities have been translated to U.S. dollars using the exchange rates effective on the balance sheet dates, while income and expense accounts are translated at the average rates in effect during the periods presented. The resulting translation adjustments are recorded as a component of other comprehensive income within stockholders’ equity.

We have foreign exchange risk related to foreign-denominated assets and liabilities of our subsidiaries. A majority of these foreign-denominated assets and liabilities relate to Blue Nile, Jewellery, Ltd. (“Jewellery”), our wholly-owned Ireland subsidiary. Based on the balances of Jewellery’s assets and liabilities at January 1, 2012, January 2, 2011, and January 3, 2010, an assumed 10% negative currency movement would result in additional losses of approximately $204,000, $140,000 and $146,000 for the fiscal years ended January 1, 2012, January 2, 2011 and January 3, 2010, respectively.

We recognized gains and losses associated with transactions that are denominated in foreign currencies. We recorded a net loss resulting from foreign currency transactions of approximately $374,000, $222,000 and $145,000 for fiscal years ended January 1, 2012, January 2, 2011 and January 3, 2010, respectively, within other income, net in the consolidated statements of operations.

We have foreign exchange risk related to our VAT payables, tax receivables, cash and cash equivalents, and intercompany accounts receivables denominated in various foreign currencies. Based on the balances of these accounts at January 1, 2012, January 2, 2011 and January 3, 2010, an assumed 10% adverse change to foreign exchange would result in additional losses of approximately $113,000, $184,000 and $69,000 recorded to other income, net for fiscal years ended January 1, 2012, January 2, 2011 and January 3, 2010, respectively.

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

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in short-term, high quality, interest bearing securities. To minimize our exposure to an adverse shift in interest rates, we invest in short-term securities and maintain an average maturity of one year or less. If interest rates had averaged 100 basis points higher than they did in the year ended January 1, 2012, interest income for the year would have increased approximately 466.4%, or $0.7 million. If interest rates had averaged 100 basis points higher than they did in the year ended January 2, 2011, interest income for the year would have increased approximately 1,145.5%, or $0.6 million.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Blue Nile, Inc.

Seattle, Washington

We have audited the accompanying consolidated balance sheets of Blue Nile, Inc., and subsidiaries (the “Company”) as of January 1, 2012 and January 2, 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended January 1, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of January 1, 2012 and January 2, 2011, and the results of its operations and its cash flows for each of the three fiscal years in the period ended January 1, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 1, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Seattle, Washington

February 27, 2012

BLUE NILE, INC.

Consolidated Balance Sheets

(In thousands, except par value)

	January 1, 2012	January 2, 2011
Assets
Current assets:
Cash and cash equivalents	$89,391	$113,261
Trade accounts receivable	2,317	1,405
Other accounts receivable	2,550	366
Inventories	29,267	20,166
Deferred income taxes	689	557
Prepaids and other current assets	1,009	1,083

Total current assets	125,223	136,838
Property and equipment, net	8,340	6,157
Intangible assets, net	252	274
Deferred income taxes	9,053	8,424
Other assets	157	118

Total assets	$143,025	$151,811

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$95,590	$90,296
Accrued liabilities	9,396	11,490
Current portion of long-term financing obligation	59	48
Current portion of deferred rent	211	86

Total current liabilities	105,256	101,920
Long-term financing obligation, less current portion	685	748
Deferred rent, less current portion	2,060	82
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 300,000 shares authorized; 20,525 shares and 20,212 shares issued, respectively; 13,768 shares and 14,539 shares outstanding, respectively	21	20
Additional paid-in capital	187,762	173,143
Accumulated other comprehensive loss	(123)	(66)
Retained earnings	74,491	63,141
Treasury stock, at cost; 6,757 shares and 5,673 shares outstanding, respectively	(227,127)	(187,177)

Total stockholders’ equity	35,024	49,061

Total liabilities and stockholders’ equity	$143,025	$151,811

The accompanying notes are an integral part of these consolidated financial statements

BLUE NILE, INC.

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended January 1, 2012	Year Ended January 2, 2011	Year Ended January 3, 2010
Net sales	$348,013	$332,889	$302,134
Cost of sales	275,881	260,949	236,790

Gross profit	72,132	71,940	65,344
Selling, general and administrative expenses	55,213	50,654	45,997

Operating income	16,919	21,286	19,347
Other income, net:
Interest income, net	142	35	122
Other income, net	184	217	209

Total other income, net	326	252	331

Income before income taxes	17,245	21,538	19,678
Income tax expense	5,895	7,396	6,878

Net income	$11,350	$14,142	$12,800

Basic net income per share	$0.80	$0.98	$0.88

Diluted net income per share	$0.77	$0.94	$0.84

The accompanying notes are an integral part of these consolidated financial statements

BLUE NILE, INC.

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands)

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount		Retained Earnings		Shares	Amount
Balance, January 5, 2009	19,659	$20	$144,913	$36,199	$17	(5,166)	$(161,841)	$19,308
Net income	—	—	—	12,800	—	—	—	12,800
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	44	—	—	44

Total comprehensive income	—	—	—	—	—	—	—	12,844
Tax benefit from exercise of stock options	—	—	1,793	—	—	—	—	1,793
Exercise of common stock options	147	—	1,903	—	—	—	—	1,903
Issuance of common stock to directors	4	—	160	—	—	—	—	160
Stock-based compensation	—	—	7,261	—	—	—	—	7,261

Balance, January 3, 2010	19,810	20	156,030	48,999	61	(5,166)	(161,841)	43,269
Net income	—	—	—	14,142	—	—	—	14,142
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	(127)	—	—	(127)

Total comprehensive income	—	—	—	—	—	—	—	14,015
Tax benefit from exercise of stock options	—	—	4,595	—	—	—	—	4,595
Exercise of common stock options	393	—	5,392	—	—	—	—	5,392
Issuance of common stock to directors	3	—	120	—	—	—	—	120
Vesting of restricted stock units	6	—	—	—	—	—	—	—
Stock-based compensation	—	—	7,006	—	—	—	—	7,006
Repurchase of common stock	—	—	—	—	—	(507)	(25,336)	(25,336)

Balance, January 2, 2011	20,212	20	173,143	63,141	(66)	(5,673)	(187,177)	49,061
Net income	—	—	—	11,350	—	—	—	11,350
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	(57)	—	—	(57)

Total comprehensive income	—	—	—	—	—	—	—	11,293
Tax benefit from exercise of stock options	—	—	771	—	—	—	—	771
Exercise of common stock options	304	1	7,170	—	—	—	—	7,171
Issuance of common stock to directors	3	—	120	—	—	—	—	120
Vesting of restricted stock units	6	—	—	—	—	—	—	—
Stock-based compensation	—	—	6,558	—	—	—	—	6,558
Repurchase of common stock	—	—	—	—	—	(1,084)	(39,950)	(39,950)

Balance, January 1, 2012	20,525	$21	$187,762	$74,491	$(123)	(6,757)	$(227,127)	$35,024

The accompanying notes are an integral part of these consolidated financial statements

BLUE NILE, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended January 1, 2012	Year Ended January 2, 2011	Year Ended January 3, 2010
Operating activities:
Net income	$11,350	$14,142	$12,800
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,398	3,129	2,593
Loss on disposal of property and equipment	35	26	63
Stock-based compensation	6,534	6,982	7,325
Deferred income taxes	(761)	(1,763)	(1,534)
Tax benefit from exercise of stock options	771	4,595	1,793
Excess tax benefit from exercise of stock options	(646)	(413)	(118)
Changes in assets and liabilities:
Receivables	(1,391)	64	(126)
Inventories	(9,101)	(732)	(600)
Prepaid expenses and other assets	35	(78)	36
Accounts payable	5,207	14,199	13,794
Accrued liabilities	(2,080)	1,663	3,196
Deferred rent and other	2,103	(206)	(204)

Net cash provided by operating activities	15,454	41,608	39,018
Investing activities:
Purchases of property and equipment	(5,391)	(1,843)	(2,345)
Purchase of short-term investments	—	—	(15,000)
Proceeds from maturity of short-term investments	—	15,000	—

Net cash (used in) provided by investing activities	(5,391)	13,157	(17,345)
Financing activities:
Repurchase of common stock	(39,950)	(25,336)	—
Proceeds from stock option exercises	5,466	5,392	1,903
Excess tax benefit from exercise of stock options	646	413	118
Principal payments under long-term financing obligation	(52)	(44)	(40)

Net cash (used in) provided by financing activities	(33,890)	(19,575)	1,981

Effect of exchange rate changes on cash and cash equivalents	(43)	(78)	44

Net (decrease) increase in cash and cash equivalents	(23,870)	35,112	23,698
Cash and cash equivalents, beginning of period	113,261	78,149	54,451

Cash and cash equivalents, end of period	$89,391	$113,261	$78,149

The accompanying notes are an integral part of these consolidated financial statements

BLUE NILE, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended January 1, 2012	Year Ended January 2, 2011	Year Ended January 3, 2010
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$7,363	$2,793	$6,777
Non-cash investing and financing activities:
Cash paid for interest relating to long-term financing obligation	8	16	19
Receivable from stock option exercises	1,705	—	—

The accompanying notes are an integral part of these consolidated financial statements

BLUE NILE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description	of the Company and Summary of Significant Accounting Policies

The Company

Blue Nile, Inc. (the “Company”) is the leading online retailer of high quality diamonds and fine jewelry. In addition to sales of diamonds, fine jewelry and watches, the Company provides education, guidance and support to enable customers to more effectively learn about and purchase diamonds and fine jewelry. The Company, a Delaware corporation, based in Seattle, Washington, was formed in March 1999. The Company serves consumers in over 40 countries and territories all over the world and maintains its primary website at www.bluenile.com. The Company also operates the www.bluenile.co.uk and www.bluenile.ca websites.

Fiscal Year

The Company’s fiscal year ends on the Sunday closest to December 31. Each fiscal year consists of four 13-week quarters, with one extra week added in the fourth quarter every five to six years.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances are eliminated in consolidation.

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

Foreign Currency

The functional currency of most of the Company’s subsidiaries is the applicable local currency. Assets and liabilities have been translated to U.S. dollars using the exchange rates effective on the balance sheet dates, while income and expense accounts are translated at the average rates in effect during the periods presented. The resulting translation adjustments are recorded as a component of other comprehensive income within stockholders’ equity.

The Company also recognizes gains and losses associated with transactions that are denominated in foreign currencies. The Company recorded a net loss resulting from foreign currency transactions of approximately $374,000, $222,000 and $145,000 in the fiscal years ended January 1, 2012, January 2, 2011 and January 3, 2010, respectively, within other income, net in the consolidated statements of operations.

Recent Accounting Pronouncements

In 2011, the Financial Accounting Standards Board (“FASB”) issued two Accounting Standards Updates (“ASUs”), ASU 2011-05 and ASU 2011-12, which amend the guidance for the presentation of comprehensive income. The amended guidance requires an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate,

BLUE NILE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

but consecutive statements. The current option to report other comprehensive income and its components in the statement of stockholders’ equity will be eliminated. Although the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under existing guidance. The Company plans to adopt these ASUs at the beginning of fiscal year 2012. Adoption of these ASUs will change the Company’s presentation of comprehensive income but will not impact the Company’s net income, financial position, or cash flows.

Concentration of Risk

The Company maintains the majority of its cash and cash equivalents in accounts with five major financial institutions within and outside the United States, in the form of demand deposits, money market accounts and time deposits. Deposits in these institutions may exceed the amounts of insurance provided, or deposits may not at all be covered by insurance. The Company has not experienced any losses on its deposits of cash and cash equivalents. The Company’s trade accounts receivable are primarily derived from credit card purchases from customers and the majority are settled within two business days.

The Company’s ability to acquire diamonds and fine jewelry is dependent on its relationships with various suppliers from whom it purchases diamonds and fine jewelry. The Company has reached agreements with certain suppliers to provide access to their inventories of diamonds for its customers, but the terms of these agreements are limited and do not govern the purchase of diamonds for its inventory. Purchase concentration by major supply vendor in fiscal year ended January 1, 2012 with comparative information for fiscal years ended January 2, 2011 and January 3, 2010, is as follows:

	Year Ended
	January 1, 2012 payments	January 2, 2011 payments	January 3, 2010 payments
Vendor A	8%	12%	10%
Vendor B	7%	8%	7%
Vendor C	6%	8%	7%

	21%	28%	24%

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less, from the date of purchase, to be cash equivalents.

Short-term Investments

The Company classifies highly liquid investments with maturities greater than three months but less than one year as short-term investments.

Inventories

The Company’s diamond, fine jewelry and watch inventories are classified at the lower of cost or market, using the specific identification method for diamonds and weighted average cost method for fine jewelry and watches. Commencing in December 2011, the Company no longer holds watches in its inventory. The Company lists loose diamonds and watches on its websites that are typically not included in inventory until the Company

BLUE NILE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

receives a customer order for those diamonds or watches. Upon receipt of a customer order, the Company purchases a specific diamond or watch and records it in inventory until it is delivered to the customer, at which time the revenue from the sale is recognized and inventory is relieved.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Maintenance and repairs are expensed as incurred. Depreciation expense is calculated on a straight-line basis over the estimated useful lives of the related assets. The cost and related accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts and the related gain or loss is reported in the statement of operations. Estimated useful lives by major asset category are as follows:

Asset	Life (in years)
Software	2-5
Computers and equipment	3-5
Leasehold improvements	Shorter of lease term or asset life
Building	Shorter of lease term or asset life
Furniture and fixtures	5-7

Capitalized Software

The Company capitalizes costs to develop its websites and internal-use software and amortizes such costs on a straight-line basis over the estimated useful life of the software once it is available for use. Costs related to the design and maintenance of internal-use software and website development are expensed as incurred.

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

Intangible Assets

Intangible assets are recorded at cost and consist primarily of the costs incurred to acquire licenses and other similar agreements with finite lives. The gross carrying amount of these licenses was $0.5 million as of January 1, 2012 and $0.5 million as of January 2, 2011. Accumulated amortization was $314,000 and $260,000 as of January 1, 2012 and January 2, 2011, respectively. Amortization expense was $54,000 in the fiscal year ended January 1, 2012 and $51,000 in the fiscal year ended January 2, 2011. Amortization expense is estimated to be $58,000 in fiscal 2012, $55,000 in fiscal 2013, $37,000 in fiscal 2014, $22,000 in fiscal 2015, and $19,000 in fiscal 2016.

Intangible assets that are not being amortized relate to the Company’s domain names, with total carrying amounts of $33,000 at both January 1, 2012 and January 2, 2011. These assets are tested for impairment annually and more frequently if certain circumstances indicate that impairment may have occurred.

Fair Value of Financial Instruments

The carrying amounts for the Company’s cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities.

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

The Company requires payment at the point of sale. Amounts received before the customer assumes the risk of loss are not recorded as revenue. For sales to customers in the U.S., Canada and the E.U., the Company recognizes revenue when delivery has occurred, which is typically one to three days after shipment. For international sales, other than to Canada and the E.U., revenue is recognized upon shipment. The Company generally offers a return policy of 30 days and provides an allowance for sales returns during the period in which the sales are made. At January 1, 2012 and January 2, 2011, the reserve for sales returns was $1.1 million and $1.0 million, respectively, and was recorded as an accrued liability. Sales and cost of sales reported in the consolidated statements of operations are reduced to reflect estimated returns. The estimates are based on the Company’s historical product return rates and current economic conditions.

During 2011, the Company offered a lifetime diamond upgrade program on all certified diamonds purchased since January 1, 2011. The Company concluded that this is a guarantee, versus a right of return, and estimated the fair value of the guarantee to be inconsequential.

BLUE NILE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company generally does not extend credit to customers, except through third party credit cards. The majority of sales are through credit cards, and trade accounts receivable are composed primarily of amounts due from financial institutions related to credit card sales. The Company does not maintain an allowance for doubtful accounts because payment is typically received within two business days after the sale is complete.

Shipping and Handling Costs

The Company’s shipping and handling costs primarily include payments to third-parties for shipping merchandise to the Company’s customers. Shipping and handling costs of $4.2 million, $3.2 million and $2.8 million in the fiscal years ended January 1, 2012, January 2, 2011 and January 3, 2010, respectively, were included in cost of sales.

Cost of Sales

Cost of sales consists of the cost of merchandise sold to customers, inbound and outbound shipping costs, insurance on shipments, the costs incurred to set diamonds into ring, earring and pendant settings, including labor and related facility costs, and depreciation on assembly related property, plant and equipment.

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

Fulfillment costs include costs incurred in operating and staffing the fulfillment center, including costs attributable to receiving, inspecting and warehousing inventories and picking, packaging and preparing customers’ orders for shipment. Fulfillment costs in the years ended January 1, 2012, January 2, 2011 and January 3, 2010 were approximately $3.5 million, $3.3 million and $3.0 million, respectively.

The Company has procedures in place to detect and prevent credit card fraud because the Company has exposure to losses from fraudulent charges. The Company records a reserve for fraud losses based on the Company’s historical rate of such losses. This reserve is recorded as an accrued liability and amounted to $0.1 million at January 1, 2012 and $0.1 million at January 2, 2011.

Marketing

Marketing costs are expensed as incurred. Costs associated with web portal advertising contracts are amortized over the period such advertising is expected to be used. Costs of advertising associated with radio, print and other media are expensed when such services are used. Marketing expense for the years ended January 1, 2012, January 2, 2011 and January 3, 2010 was approximately $16.9 million, $14.5 million and $11.6 million, respectively.

Stock-Based Compensation

The Company measures compensation cost for all stock options and restricted stock units granted based on fair value on the measurement date, which is typically the grant date. The fair value of each stock option granted is estimated on the grant date using the Black-Scholes-Merton option valuation model. The fair value of each

BLUE NILE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

restricted stock unit is based on the fair market value of the Company’s common stock on the date of the grant. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period for each stock option or restricted stock unit grant expected to vest with forfeitures estimated at the date of grant based on the Company’s historical experience and future expectations. See Note 6 for additional details.

Note 2. Inventories

Inventories consist of the following (in thousands):

	January 1,	January 2,
	2012	2011
Loose diamonds	$1,607	$732
Fine jewelry, watches and other	27,660	19,434

	$29,267	$20,166

Note 3. Property	and Equipment

Property and equipment consist of the following (in thousands):

	January 1,	January 2,
	2012	2011
Computers and equipment	$4,204	$3,525
Software and website development	11,575	9,855
Leasehold improvements	5,850	4,940
Furniture and fixtures	989	682
Building	940	940

	23,558	19,942
Less: accumulated depreciation and amortization	(15,218)	(13,785)

Property and equipment, net	$8,340	$6,157

Total depreciation expense was $3.3 million, $3.1 million and $2.5 million in the years ended January 1, 2012, January 2, 2011 and January 3, 2010, respectively.

Capitalized software costs include external direct costs and internal direct labor and related employee benefits costs of developing software for internal use. Amortization begins in the period in which the software is ready for its intended use. The Company had $2.6 million and $2.7 million of unamortized computer software and website development costs at January 1, 2012 and January 2, 2011, respectively. Depreciation and amortization expense of capitalized software and website development costs was $1.9 million, $1.6 million and $1.1 million in the years ended January 1, 2012, January 2, 2011 and January 3, 2010, respectively.

Note 4. Commitments	and Contingencies

Leases

The Company leases its office and warehouse facilities and some equipment under non-cancelable lease agreements with initial terms that generally range from three to ten years. Certain of the leases include renewal provisions at the Company’s option. At the inception of the lease, the Company evaluates each agreement to

BLUE NILE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

determine whether the lease will be accounted for as an operating or capital lease. The term of the lease used for this evaluation includes renewal option periods only in instances in which the exercise of the renewal option can be reasonably assured and failure to exercise such option would result in an economic penalty. The corporate headquarters office lease contains rent escalation clauses and rent holidays. Rent expense is recorded on a straight-line basis over the lease term with the difference between the rent paid and the straight-line rent expense recorded as a deferred rent liability. Lease incentive payments received from the landlord are recorded as deferred rent liabilities and are amortized on a straight-line basis over the lease term as a reduction in rent. At January 1, 2012 and January 2, 2011, the deferred rent balance related to lease incentives was $1.8 million and $0.1 million, respectively.

During 2007, the Company made tenant improvements to its U. S. fulfillment center. Due to its financial involvement in the construction of the leased property, the Company recorded the building as property and equipment during the construction period. Upon completion, the transaction did not meet the criteria for sale-leaseback accounting, and accordingly, has been recorded as a long-term financing obligation.

Future minimum lease payments at January 1, 2012 are as follows (in thousands):

	Financing	Operating
	Obligation	Leases
2012	$61	$828
2013	61	916
2014	51	894
2015	—	796
2016	—	817
Thereafter	—	3,861

Total minimum lease payments	173	$8,112

Less: amounts representing interest	(4)

Present value of minimum lease payments	169
Residual value	575
Less: current maturities	(59)

Total long-term financing obligation less current maturities	$685

As of January 1, 2012 and January 2, 2011, assets under the long-term financing obligation amounted to $0.7 million and $0.8 million net of accumulated depreciation of $222,000 and $172,000, respectively. Such assets are classified within property and equipment, net, in the accompanying balance sheets. The residual value of the long-term financing obligation represents the estimated fair value of the financing at the end of the Company’s lease term. Rent expense, which includes certain common area maintenance costs, was approximately $0.9 million, $0.6 million and $0.6 million for the fiscal years ended January 1, 2012, January 2, 2011 and January 3, 2010, respectively.

Legal Proceedings

In the ordinary course of business, the Company may be subject from time to time to various proceedings, lawsuits, disputes or claims. Although the Company cannot predict with assurance the outcome of any litigation, it does not believe there are currently any such actions that, if resolved unfavorably, would have a material impact on the Company’s financial condition or results of operations.

BLUE NILE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company’s 2004 Equity Incentive Plan (“2004 Plan”) provides for the grant of non-statutory stock options, restricted stock awards, stock appreciation rights, restricted stock units and other forms of equity compensation, which may be granted to employees, including officers, non-employee directors and consultants. As of January 1, 2012, the Company reserved 5,311,234 shares of common stock for future grants under the 2004 Plan, which amount will be increased annually on the first day of each fiscal year, up to and including 2014, by five percent of the number of shares of common stock outstanding on such date unless a lower number of shares is approved by the board of directors.

Options granted under the 2004 Plan generally provide for 25% vesting on the first anniversary of the date of grant with the remainder vesting monthly over the subsequent three years, and generally expire 10 years from the date of grant.

The Company’s 2004 Non-Employee Directors’ Stock Option Plan (“Directors’ Plan”) provides for the automatic grant of non-statutory stock options to purchase shares of common stock to non-employee directors. As of January 1, 2012, the Company reserved 389,818 shares of common stock for future grants under the Directors’ Plan, which amount will be increased annually on the first day of each fiscal year, up to and including 2014, by the number of shares of common stock subject to options granted during the prior calendar year unless a lower number of shares is approved by the board of directors. There were 44,250 options granted under the Directors’ Plan in the year ended January 1, 2012.

Employee Stock Purchase Plans

In April 2004, the Company adopted the 2004 Employee Stock Purchase Plan (the “Purchase Plan”). As of January 1, 2012, 1,000,000 shares of common stock are authorized to be sold under the Purchase Plan. Commencing on the first day of the fiscal year in which the Company first makes an offering under the Purchase Plan, this amount will be increased annually for 20 years. The increase in amount is the lesser of 320,000 shares or one and one half percent of the number of shares of common stock outstanding on each such date, unless a lower number of shares is approved by the board of directors. The Purchase Plan is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code. As of January 1, 2012, no shares of common stock have been offered for sale under the Purchase Plan.

BLUE NILE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Option Grants to Non-Employees

The Company accounts for equity instruments issued to non-employees at their fair value on the measurement date.

Stock-Based Compensation Expense

The following weighted average assumptions were used for the valuation of stock options granted during the periods presented:

	Year Ended
	January 1,	January 2,	January 3,
	2012	2011	2010
Expected term	4.0 years	4.0 years	4.0 years
Expected volatility	58.5%	57.9%	55.1%
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	0.9%	1.2%	1.4%
Estimated weighted average fair value per option granted	$20.54	$21.60	$11.32

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

The following table represents total stock-based compensation expense recognized in the consolidated financial statements (in thousands):

	Year Ended
	January 1,	January 2,	January 3,
	2012	2011	2010
Stock-based compensation expense in selling, general and administrative expenses	$6,322	$6,771	$7,088
Stock-based compensation expense in cost of sales	92	91	77

Total stock-based compensation expense in the consolidated statements of operations	$6,414	$6,862	$7,165

Total related tax benefit	$2,194	$2,354	$2,508
Stock-based compensation capitalized	$144	$144	$96

BLUE NILE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-based compensation capitalized is included in property and equipment, net, in the consolidated balance sheets as a component of the cost capitalized for website development and the development of software for internal use. As of January 1, 2012, the Company had total unrecognized compensation costs related to unvested stock options of $8.8 million, before income taxes. The Company expects to recognize this cost over a weighted average period of 2.86 years.

The following summarizes all stock option transactions from January 4, 2009, through January 1, 2012:

	Options	Weighted average exercise price	Weighted average remaining contractual term	Total intrinsic value
	(In thousands)		(In years)	(in thousands)
Balance, January 4, 2009	2,290	$34.38
Granted	562	25.88
Exercised	(147)	12.92
Canceled	(69)	46.80

Balance, January 3, 2010	2,636	33.44
Granted	316	47.79
Exercised	(393)	13.71
Canceled	(114)	42.59

Balance, January 2, 2011	2,445	38.04
Granted	436	45.51
Exercised	(304)	23.57
Canceled	(186)	43.54

Balance, January 1, 2012	2,391	$40.82	5.27	$14,879

Vested and expected to vest at January 1, 2012	2,310	$40.79	5.14	$14,509
Exercisable at January 1, 2012	1,781	$40.58	4.07	$11,930

The aggregate intrinsic values in the table above are before applicable income taxes and represent the amounts recipients would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price.

The following table summarizes additional information about stock options outstanding at January 1, 2012:

	Outstanding			Exercisable
	Options	Weighted Average
		Remaining Contractual Life	Exercise Price
Range of Exercise Price				Options	Weighted Average Exercise Price
	(In thousands)	(In years)		(In thousands)
$0.25 — $31.26	888	4.56	$27.76	770	$28.29
$31.74 — $42.40	605	5.70	35.69	417	35.63
$42.48 — $56.62	677	6.01	48.87	379	46.76
$57.00 — $94.99	221	4.68	82.59	215	83.26

	2,391	5.27	40.82	1,781	40.58

BLUE NILE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total intrinsic value of options exercised was $5.9 million, $15.4 million and $6.2 million in the years ended January 1, 2012, January 2, 2011 and January 3, 2010, respectively. During the years ended January 1, 2012, January 2, 2011 and January 3, 2010, the total fair value of options vested was $6.4 million, $6.8 million and $7.4 million, respectively.

During 2011, there were no restricted stock units granted, approximately 5,000 restricted stock units vested, and the remaining restricted stock units were cancelled. As of January 1, 2012, the Company has no restricted stock units that are vested or are expected to vest.

Note 7. Common	Stock

In February 2010, the Company’s board of directors authorized the repurchase of up to $100.0 million of its common stock within the 24-month period following the approval date of such additional repurchase. In the year ended January 1, 2012, the Company repurchased 1.1 million shares of the Company’s common stock for an aggregate purchase price of approximately $39.9 million. In the year ended January 2, 2011, the Company repurchased 0.5 million shares of the Company’s common stock for an aggregate purchase price of approximately $25.3 million. In the year ended January 3, 2010, the Company did not repurchase shares of the Company’s common stock.

Note 8. Employee	Benefit Plan

The Company has a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code covering all eligible officers and employees. The Company provides a discretionary matching contribution, which has generally been $0.50 for every $1.00 contributed by the employee up to 4% of each employee’s salary. Such contributions were approximately $0.2 million for each of the years ended January 1, 2012, January 2, 2011 and January 3, 2010.

Note 9. Income	Taxes

The expense (benefit) for income taxes consists of the following (in thousands):

	Year Ended
	January 1, 2012	January 2, 2011	January 3, 2010
Current income tax expense	$5,885	$4,564	$6,619
Tax benefit from stock option exercises recorded in equity	771	4,595	1,793
Deferred income tax:
Other, net	(761)	(1,763)	(1,534)

Total income tax expense	$5,895	$7,396	$6,878

A reconciliation of the statutory Federal income tax rate to the effective tax rate is as follows:

Statutory Federal income tax rate	35.0%	35.0%	35.0%
Other, net	(0.8)%	(0.7)%	0.0%

Effective tax rate	34.2%	34.3%	35.0%

BLUE NILE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes reflect the net tax effect of temporary differences between amounts recorded for financial reporting purposes and amounts used for tax purposes. The major components of deferred tax assets are as follows (in thousands):

	January 1,	January 2,
	2012	2011
Deferred tax assets:
Current:
Reserves and allowances	$583	$503
Deferred rent	74	30
Other	262	241
Noncurrent:
Stock options	10,060	8,941
Deferred rent	721	29
Financing obligation	240	262
Other	31	38

Gross deferred tax assets	11,971	10,044

Deferred tax liabilities:
Current:
Prepaid expenses	(230)	(217)
Noncurrent:
Leased building	(251)	(269)
Excess of book over tax depreciation and amortization	(1,748)	(577)

Gross deferred tax liabilities	(2,229)	(1,063)

Net deferred tax assets	$9,742	$8,981

The Company had no valuation allowance against its deferred tax asset balances at January 1, 2012 and January 2, 2011 because it believes these deferred tax assets are more likely than not to be fully realized. Income taxes payable at January 1, 2012 and January 2, 2011 were $0.8 million and $2.2 million, respectively, and were included in accrued liabilities.

The Company has not provided for deferred taxes on unremitted earnings of subsidiaries outside the United States where such earnings are permanently reinvested. At January 1, 2012, unremitted earnings of foreign subsidiaries were approximately $0.8 million. The amount of unrecognized deferred tax liability associated with these unremitted earnings is approximately $0.2 million. If these earnings were distributed in the form of dividends or otherwise, the Company would be subject to U.S. income taxes less an adjustment for applicable foreign tax credits.

The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2008.

The tax benefit realized for the tax deduction from stock option exercises totaled $1.8 million, $5.3 million and $2.1 million for the years ended January 1, 2012, January 2, 2011 and January 3, 2010, respectively.

Note 10. Income	Per Share

Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares and common share equivalents

BLUE NILE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outstanding. Common share equivalents included in the computation represent shares issuable upon assumed exercise of outstanding stock options and conversion of unvested restricted stock units except when the effect of their inclusion would be antidilutive.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Year Ended
	January 1,	January 2,	January 3,
	2012	2011	2010
Net income	$11,350	$14,142	$12,800

Weighted average common shares outstanding	14,182	14,446	14,534

Basic net income per share	$0.80	$0.98	$0.88

Dilutive effect of stock options and restricted stock units	493	634	682

Common stock and common stock equivalents	14,675	15,080	15,216

Diluted net income per share	$0.77	$0.94	$0.84

The following is a summary of the securities outstanding during the respective periods that have been excluded from the calculations because the effect on net income per share would have been antidilutive (in thousands):

	Year Ended
	January 1,	January 2,	January 3,
	2012	2011	2010
Stock options	766	595	757

Note 11. Segment	Information

The Company’s only operating segment is online retail jewelry. The Company sells jewelry to customers within and outside the United States. No customer accounted for 10% or more of the Company’s revenues. Net sales were attributed on the basis of the country to where the product was shipped. Revenue from customers in individual foreign countries was not material to the financial statements.

The tables below represent information by geographic area (in thousands):

	Year Ended
	January 1,	January 2,	January 3,
	2012	2011	2010
Net sales to customers:
United States
Engagement	$186,243	$189,486	$183,115
Non-engagement	105,905	100,103	85,783

Total United States	292,148	289,589	268,898

Other countries
Engagement	44,942	35,077	26,852
Non-engagement	10,923	8,223	6,384

Total Other countries	55,865	43,300	33,236

Total	$348,013	$332,889	$302,134

BLUE NILE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended
	January 1,	January 2,	January 3,
	2012	2011	2010
Long-lived assets:
United States	$8,254	$6,009	$7,044
Other countries	86	148	288

Total	$8,340	$6,157	$7,332

Note	12. Selected Quarterly Financial Information (unaudited)

Summarized quarterly financial information for fiscal years 2011 and 2010 is as follows (in thousands, except per share data):

	Q1	Q2	Q3	Q4
2011 quarter:
Net sales	$80,180	$80,522	$74,987	$112,324
Gross profit	16,920	17,173	14,838	23,201
Net income	2,422	2,838	1,869	4,221
Basic net income per share	0.17	0.19	0.13	0.31
Diluted net income per share	0.16	0.19	0.13	0.30

	Q1	Q2	Q3	Q4
2010 quarter:
Net sales	$74,060	$76,599	$67,451	$114,779
Gross profit	15,801	16,199	14,638	25,302
Net income	2,388	2,803	2,772	6,179
Basic net income per share	0.16	0.19	0.19	0.43
Diluted net income per share	0.16	0.19	0.19	0.41

Note 13. Related	Party Transactions

Mark Vadon, the Chairman of the Board of Directors of Blue Nile, Inc., is the founder, director, and owns a significant number of shares of zulily, Inc., (“zulily”). In addition, Michael Potter, a director of Blue Nile, Inc. is zulily’s Chief Operating Officer and is a member of zulily’s board of directors. Furthermore, Eric Carlborg, a director of Blue Nile, is a member of zulily’s board of directors and has an ownership interest in zulily. zulily is an online store offering daily sales of top quality apparel, gear and other products for moms, babies and kids.

The Company sold products to zulily of approximately $65,000 and $2,300 for fiscal years ended January 1, 2012 and January 2, 2011, respectively. At January 1, 2012, the Company has a receivable from zulily of approximately $65,000 recorded in other accounts receivable. The Company did not have any related party transactions with zulily during fiscal year 2009.

The Company anticipates that it will continue to sell its products to zulily or have other transactions with zulily in the foreseeable future.

Note 14. Subsequent	Events

The Company’s repurchase authorization from February 2010 expired. On February 7, 2012, the Company’s board of directors authorized the repurchase of up to $100.0 million of the Company’s common stock over 24 months. The Company has not repurchased any shares of its common stock subsequent to year-end.

BLUE NILE, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Revenue, Costs or Expenses	Deductions (A)	Balance at End of Period
		(In thousands)
Reserve for sales returns:
Year ended:
January 1, 2012	$1,019	$33,634	$(33,566)	$1,087
January 2, 2011	890	31,071	(30,942)	1,019
January 3, 2010	828	25,896	(25,834)	890
Reserve for fraud:
Year ended:
January 1, 2012	$104	$177	$(179)	$102
January 2, 2011	93	128	(117)	104
January 3, 2010	100	63	(70)	93

(A)	Deductions for sales returns and fraud consist of actual sales returns and credit card charge backs in each period.

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

Under the supervision and with the participation of our management, including the certifying officers, we assessed the effectiveness of our internal control over financial reporting as of January 1, 2012, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, management has concluded that our internal control over financial reporting was effective at the “reasonable assurance” level as of January 1, 2012.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of January 1, 2012, as stated in their audit report below.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended January 1, 2012, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Blue Nile, Inc.

Seattle, Washington

We have audited the internal control over financial reporting of Blue Nile, Inc., and subsidiaries (the ”Company”) as of January 1, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 1, 2012, of the Company, and our report dated February 27, 2012, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Seattle, Washington

February 27, 2012

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this Item relating to our executive officers will be contained in our Proxy Statement with respect to our 2012 Annual Meeting of Stockholders under the caption “Executive Officers” and is incorporated herein by reference. The information required by this Item relating to our directors and nominees, including information with respect to audit committee financial experts and our code of ethics, will be contained in our Proxy Statement with respect to our 2012 Annual Meeting of Stockholders under the caption “Proposal 1 — Election of Directors” and is incorporated herein by reference. The information required by this Item regarding compliance with Section 16(a) of the Securities Exchange Act will be contained in our Proxy Statement with respect to our 2012 Annual Meeting of Stockholders under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year.

Item 11.    Executive Compensation

The information required by this Item will be contained in our Proxy Statement with respect to our 2012 Annual Meeting of Stockholders under the captions “Compensation of Executive Officers,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Compensation of Directors,” and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be contained in our Proxy Statement with respect to our 2012 Annual Meeting of Stockholders under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be contained in our Proxy Statement with respect to our 2012 Annual Meeting of Stockholders under the captions “Transactions with Related Persons” and “Proposal 1-Election of Directors” and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year.

Item 14.    Principal Accounting Fees and Services

The information required by this Item will be contained in our Proxy Statement with respect to our 2012 Annual Meeting of Stockholders under the caption “Proposal 4-Ratification of Selection of Independent Auditors” and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

Index to Consolidated Financial Statements

a.  The following documents are filed as part of this report:

		Page
1.	Financial Statements:
	Report of Independent Registered Public Accounting Firm	39
	Consolidated Balance Sheets, as of January 1, 2012 and January 2, 2011	40
	Consolidated Statements of Operations, for the fiscal years ended January 1, 2012, January 2, 2011 and January 3, 2010	41
	Consolidated Statements of Changes in Stockholders’ Equity, for the fiscal years ended January 1, 2012, January 2, 2011 and January 3, 2010	42
	Consolidated Statements of Cash Flows, for the fiscal years ended January 1, 2012, January 2, 2011 and January 3, 2010	43
	Notes to Consolidated Financial Statements	45
2.	Financial Statement Schedule:
	Schedule II, Valuation and Qualifying Accounts	59
	All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
3.	Exhibits:
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

Date: February 24, 2012

Blue Nile, Inc. (Registrant)

By	/s/ David Binder
David Binder
Chief Financial Officer
(Principal Financial Officer)

Date: February 24, 2012

Blue Nile, Inc. (Registrant)

By	/s/ Terri K. Maupin
Terri K. Maupin
Chief Accounting Officer
(Principal Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Vijay Talwar and David Binder, and each or any one of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments (including posting effective amendments) to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-facts and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitutes or substitutes, may lawfully do or cause to be done by virtue hereof.

This report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, pursuant to the requirements of the Securities Exchange Act of 1934.

By	/s/ Vijay Talwar	February 27, 2012
Vijay Talwar, Chief Executive Officer (Principal Executive Officer)

By	/s/ David Binder	February 24, 2012
David Binder, Chief Financial Officer (Principal Financial Officer)

By	/s/ Terri K. Maupin	February 24, 2012
Terri K. Maupin, Chief Accounting Officer (Principal Accounting Officer)

By	/s/ Mark C. Vadon	February 25, 2012
Mark C. Vadon, Chairman and Director

By	/s/ W. Eric Carlborg	February 23, 2012
W. Eric Carlborg, Director

By	/s/ Leslie Lane	February 21, 2012
Leslie Lane, Director

By	/s/ Chris Bruzzo	February 23, 2012
Chris Bruzzo, Director

By	/s/ Michael Potter	February 22, 2012
Michael Potter, Director

By	/s/ Steve Scheid	February 27, 2012
Steve Scheid, Director

By	/s/ Mary Alice Taylor	February 26, 2012
Mary Alice Taylor, Director

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference. Where an exhibit is incorporated by reference, the number in parentheses indicates the document to which cross-reference is made. See the end of this exhibit index for a listing of cross-reference documents.

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of Blue Nile, Inc.

3.2(2)	Amended and Restated Bylaws of Blue Nile, Inc.

4.1	Reference is made to Exhibits 3.1, and 3.2.

4.2(3)	Specimen Stock Certificate.

4.3(19)	Amended and Restated Investor Rights Agreement dated June 29, 2001 by and between Blue Nile, Inc. and certain holders of Blue Nile, Inc.’s preferred stock.

10.1.1(19)*	Blue Nile, Inc. Amended and Restated 1999 Equity Incentive Plan.

10.1.2(19)*	Form of Stock Option Agreement pursuant to the Blue Nile, Inc. 1999 Equity Incentive Plan.

10.2.1(11)*	Third Amended and Restated 2004 Non-Employee Directors’ Stock Option Plan.

10.2.2(6)*	Form of Stock Option Agreement pursuant to the Blue Nile, Inc. 2004 Non-Employee Directors’ Stock Option Plan.

10.3(19)*	Blue Nile, Inc. 2004 Employee Stock Purchase Plan.

10.4.1(12)*	Blue Nile, Inc. 2004 Equity Incentive Plan.

10.4.2(6)*	Form of Stock Option Agreement pursuant to the 2004 Equity Incentive Plan.

10.4.3(5)*	Blue Nile, Inc. Stock Grant Notice pursuant to the 2004 Equity Incentive Plan.

10.4.4(13)*	Form of Restricted Stock Unit Grant Notice and Form of Award Agreement under the Blue Nile, Inc. 2004 Equity Incentive Plan.

10.5(22)	Lease Agreement, dated January 6, 2011, between Merrill Place LLC and the registrant.

10.6.1(12)	Lease, dated June 28, 2001, between Gull Industries, Inc. and the registrant.

10.6.2(12)	First Amendment to Lease, dated December 11, 2002 between Gull Industries, Inc. and the registrant.

10.6.3(12)	Second Amendment to Lease, dated November 15, 2003, between Gull Industries, Inc. and the registrant.

10.7(8)	Commercial lease, dated July 21, 2006, between Gull Industries, Inc. and the registrant.

10.7.1(9)	First Amendment to Commercial Lease, dated May 19, 2011 between 5901 Fourth LLC and the registrant.

10.8(19)*	Offer Letter with Dwight Gaston, dated May 14, 1999.

10.9(19)*	Offer Letter with Susan S. Bell, dated August 22, 2001.

10.10(10)*	Offer Letter with David Binder, dated June 30, 2011.

10.11(13)*	Offer Letter with Terri Maupin, dated July 22, 2003.

10.12(20)*	Offer Letter with Vijay Talwar, dated August 20, 2010.

Exhibit Number	Description

10.13(4)*	Blue Nile Inc. Form Indemnity Agreement.

10.14(7)*	Executive Cash Bonus Plan for Fiscal Year 2011.

10.15(15)*	Executive Cash Bonus Plan for Fiscal Year 2012.

10.16(13)*	Director Compensation.

10.17(21)*	Separation Agreement between Blue Nile Inc. and Diane Irvine, dated November 28, 2011.

10.18(17)*	Performance Bonus Plan.

10.19(18)*	Change of Control Severance Plan.

10.20(14)*	Amended and Restated Change of Control Severance Plan.

21.1(14)	Subsidiaries of the Registrant.

23.1(14)	Consent of Deloitte & Touche LLP.

24.1	Powers of Attorney of Officers and Directors signing this report (see page 64).

31.1(14)	Certification of Principal Chief Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2(14)	Certification of Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1(16)	Certification of Principal Chief Executive Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2 (16)	Certification of Principal Financial Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Denotes a management contract or compensatory plan, contract or agreement, in which the Company’s directors or executive officers may participate.

(1)	Previously filed as Exhibit 3.1 to Blue Nile, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended July 4, 2004 (No. 000-50763), as filed with the Securities and Exchange Commission on August 6, 2004, and incorporated by reference herein.

(2)	Previously filed as the like numbered exhibit to Blue Nile, Inc.’s Current Report on Form 8-K (No. 000-50763), as filed with the Securities and Exchange Commission on November 9, 2009, and incorporated by reference herein.

(3)	Previously filed as Exhibit 4.2 to Blue Nile, Inc.’s Registration Statement on Form S-1/A (No. 333-113494), as filed with the Securities and Exchange Commission on May 4, 2004, as amended, and incorporated by reference herein.

(4)	Previously filed Exhibit 10.1 to Blue Nile, Inc.’s Current Report on Form 8-K (No. 000-50763), as filed with the Securities and Exchange Commission on November 8, 2010, and incorporated by reference herein.

(5)	Previously filed as Exhibit 10.1 to Blue Nile, Inc.’s Current Report on Form 8-K (No. 000-50763), as filed with the Securities and Exchange Commission on December 13, 2004, and incorporated by reference herein.

(6)	Previously filed as the like numbered exhibit to Blue Nile, Inc.’s Annual Report on Form 10-K (No. 000-50763), as filed with the Securities and Exchange Commission on March 25, 2005, and incorporated by reference herein.

(7)	Previously filed as Exhibit 10.2 to Blue Nile, Inc.’s Current Report on Form 8-K (No. 000-50763), as filed with the Securities and Exchange Commission on February 11, 2011, and incorporated by reference herein.

(8)	Previously filed as Exhibit 10.1 to Blue Nile, Inc.’s Current Report on Form 8-K (No. 000-50763), as filed with the Securities and Exchange Commission on July 27, 2006, and incorporated by reference herein.

(9)	Previously filed as Exhibit 10.1 to Blue Nile, Inc.’s Current Report on Form 8-K (No. 000-50763), as filed with the Securities and Exchange Commission on May 17, 2011, and incorporated by reference herein.

(10)	Previously filed as Exhibit 10.1 to Blue Nile, Inc.’s Current Report on Form 8-K (No. 000-50763), as filed with the Securities and Exchange Commission on July 21, 2011, and incorporated by reference herein.

(11)	Previously filed as Exhibit 10.1 to Blue Nile, Inc.’s Quarterly Report on Form 10-Q (No. 000-50763) as filed with the Securities and Exchange Commission on November 7, 2008, and incorporated by reference herein.

(12)	Previously filed as the like numbered exhibit to Blue Nile, Inc.’s Registration Statement on Form S-1/A (No. 333-113494), as filed with the Securities and Exchange Commission on April 19, 2004, as amended, and incorporated by reference herein.

(13)	Previously filed as the like numbered exhibit to Blue Nile, Inc.’s Annual Report on Form 10-K (No. 000-50763), as filed with the Securities and Exchange Commission on March 25, 2005, and incorporated by reference herein.

(14)	Filed herewith.

(15)	Previously filed as Exhibit 10.1 to Blue Nile, Inc.’s Current Report on Form 8-K (No. 000-50763), as filed with the Securities and Exchange Commission on February 10, 2012, and incorporated by reference herein.

(16)	Filed herewith. The certifications attached as Exhibits 32.1 and 32.2 accompany this Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Blue Nile, Inc. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

(17)	Previously filed as Exhibit 10.1 to Blue Nile, Inc.’s Current Report on Form 8-K (No. 000-50763) as filed with the Securities and Exchange Commission on May 25, 2010, and incorporated by reference herein.

(18)	Previously filed as Exhibit 10.2 to Blue Nile, Inc.’s Quarterly Report on Form 10-Q (No. 000-50763) as filed with the Securities and Exchange Commission on May 13, 2009, and incorporated by reference herein.

(19)	Previously filed as the like numbered exhibit to Blue Nile, Inc.’s Registration Statement on Form S-1 (No. 333-113494) as filed with the Securities and Exchange Commission on March 11, 2004, and incorporated by reference herein.

(20)	Previously filed as Exhibit 10.1 to Blue Nile, Inc.’s Quarterly Report on Form 10-Q (No. 000-50763) as filed with the Securities and Exchange Commission on November 9, 2010 and incorporated by reference herein.

(21)	Previously filed as Exhibit 10.1 to Blue Nile, Inc.’s Current Report on Form 8-K (No. 000-50763), as filed with the Securities and Exchange Commission on December 1, 2011, and incorporated by reference herein.

(22)	Previously filed as Exhibit 10.8 to Blue Nile, Inc.’s Annual Report on Form 10-K (No. 000-50763), as filed with the Securities and Exchange Commission on February 28, 2011, and incorporated by reference herein.