Form 10-Q
period 2012-04-01
BLUE NILE INC
filed 2012-05-09
CIK 1091171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2012

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

As of May 3, 2012, the registrant had 13,826,393 shares of common stock outstanding.

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

BLUE NILE, INC.

PART I. FINANCIAL INFORMATION

Item  1. Financial Statements

BLUE NILE, INC.

Condensed Consolidated Balance Sheets

(in thousands, except par value)

	April 1, 2012	January 1, 2012

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$61,248	$89,391
Trade accounts receivable	1,496	2,317
Other accounts receivable	388	2,550
Inventories	30,448	29,267
Deferred income taxes	483	689
Prepaid federal income taxes	396	—
Prepaids and other current assets	904	1,009

Total current assets	95,363	125,223
Property and equipment, net	8,173	8,340
Intangible assets, net	238	252
Deferred income taxes	8,978	9,053
Other assets	133	157

Total assets	$112,885	$143,025

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$64,232	$95,590
Accrued liabilities	5,486	9,396
Current portion of long-term financing obligation	59	59
Current portion of deferred rent	212	211

Total current liabilities	69,989	105,256
Long-term financing obligation, less current portion	670	685
Deferred rent, less current portion	2,023	2,060
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, none issued and outstanding
Common stock, $0.001 par value; 300,000 shares authorized; 20,648 shares and 20,525 shares issued, respectively 13,891 shares and 13,768 shares outstanding, respectively	21	21
Additional paid-in capital	192,744	187,762
Accumulated other comprehensive loss	(80)	(123)
Retained earnings	74,645	74,491
Treasury stock, at cost; 6,757 and 6,757 shares outstanding, respectively	(227,127)	(227,127)

Total stockholders’ equity	40,203	35,024

Total liabilities and stockholders’ equity	$112,885	$143,025

The accompanying notes are an integral part of these condensed consolidated financial statements

BLUE NILE, INC.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share data)

	Quarter ended
	April 1, 2012	April 3, 2011

Net sales	$83,103	$80,180
Cost of sales	67,825	63,260

Gross profit	15,278	16,920
Selling, general and administrative expenses	15,059	13,408

Operating income	219	3,512
Other income, net:
Interest income, net	40	41
Other income, net	13	22

Total other income, net	53	63

Income before income taxes	272	3,575
Income tax expense	118	1,153

Net income	$154	$2,422

Basic net income per share	$0.01	$0.17

Diluted net income per share	$0.01	$0.16

The accompanying notes are an integral part of these condensed consolidated financial statements

BLUE NILE, INC.

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

(in thousands)

	Quarter ended
	April 1, 2012	April 3, 2011

Net Income	$154	$2,422
Other comprehensive income:
Foreign currency translation adjustments	43	98

Total comprehensive income	$197	$2,520

The accompanying notes are an integral part of these condensed consolidated financial statements

BLUE NILE, INC.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(unaudited)

(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance, January 2, 2012	20,525	$21	$187,762	$74,491	$(123)	(6,757)	$(227,127)	$35,024
Net income	—	—	—	154	—	—	—	154
Other comprehensive income	—	—	—	—	43	—	—	43
Tax deficiency from exercise of stock options	—	—	(141)	—	—	—	—	(141)
Exercise of common stock options	123	—	3,889	—	—	—	—	3,889
Issuance of common stock to directors	—	—	30	—	—	—	—	30
Stock-based compensation	—	—	1,204	—	—	—	—	1,204

Balance, April 1, 2012	20,648	$21	$192,744	$74,645	$(80)	(6,757)	$(227,127)	$40,203

The accompanying notes are an integral part of these condensed consolidated financial statements

BLUE NILE, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Quarter to date ended
	April 1, 2012	April 3, 2011

Operating activities:
Net income	$154	$2,422
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	896	822
Loss on disposal of property and equipment	24	21
Stock-based compensation	1,200	1,734
Deferred income taxes	281	(234)
Tax (deficiency) benefit from exercise of stock options	(141)	397
Excess tax benefit from exercise of stock options	(6)	(208)
Changes in assets and liabilities:
Receivables	2,983	(217)
Inventories	(1,181)	2
Prepaid federal income taxes	(396)	—
Prepaid expenses and other assets	129	255
Accounts payable	(31,280)	(33,973)
Accrued liabilities	(3,901)	(5,233)
Deferred rent and other	(36)	(54)

Net cash used in operating activities	(31,274)	(34,266)

Investing activities:
Purchases of property and equipment	(770)	(1,049)

Net cash used in investing activities	(770)	(1,049)

Financing activities:
Proceeds from stock option exercises	3,889	891
Excess tax benefit from exercise of stock options	6	208
Principal payments under long-term financing obligation	(15)	(11)

Net cash provided by financing activities	3,880	1,088

Effect of exchange rate changes on cash and cash equivalents	21	68
Net decrease in cash and cash equivalents	(28,143)	(34,159)
Cash and cash equivalents, beginning of period	89,391	113,261

Cash and cash equivalents, end of period	$61,248	$79,102

The accompanying notes are an integral part of these condensed consolidated financial statements

Blue Nile, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Description of Our Business and Summary of Significant Accounting Policies

The Company

Blue Nile, Inc. (the “Company”) is the leading online retailer of high quality diamonds and fine jewelry. In addition to sales of diamonds and fine jewelry, the Company provides education, guidance and support to enable customers to more effectively learn about and purchase diamonds and fine jewelry. The Company, a Delaware corporation based in Seattle, Washington, was formed in March 1999. The Company serves consumers in over 40 countries and territories all over the world and maintains its primary website at www.bluenile.com. The Company also operates the www.bluenile.co.uk and www.bluenile.ca websites. Information found on the Company’s websites is not incorporated by reference into this Quarterly Report on Form 10-Q or any of its other filings with the Securities and Exchange Commission (“SEC”).

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended January 1, 2012, filed with the SEC on February 27, 2012. The same accounting policies are followed for preparing quarterly and annual financial statements. In the opinion of management, all adjustments necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods have been included and are of a normal, recurring nature.

The financial information as of January 1, 2012 is derived from the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended January 1, 2012, included in Item 8 of the Annual Report on Form 10-K for the year ended January 1, 2012.

Due to a number of factors, including the seasonal nature of the retail industry and other factors described in this report, quarterly results are not necessarily indicative of the results for the full fiscal year or any other subsequent interim period.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Blue Nile, Inc. and its wholly-owned subsidiaries. All transactions and balances between the Company and its wholly-owned subsidiaries are eliminated in consolidation.

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

Note 2. Stock-based Compensation

As of April 1, 2012, the Company had four equity plans. Additional information regarding these plans is disclosed in the Company’s Annual Report on Form 10-K for the year ended January 1, 2012.

Stock-based compensation expense, net of estimated forfeitures, is recognized on a straight-line basis over the vesting period for each stock option.

The fair value of each stock option on the date of grant is estimated using the Black-Scholes-Merton option valuation model.

The following weighted-average assumptions were used for the valuation of stock options granted during the periods presented:

	Quarter ended
	April 1, 2012	April 3, 2011

Expected term	4.3 years	4 years
Expected volatility	59.2%	57.6%
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	0.74%	1.38%
Estimated weighted-average fair value per stock option granted	$16.03	$25.51

The assumptions used to calculate the fair value of stock options granted are evaluated and revised, if necessary, to reflect market conditions and the Company’s experience.

A summary of stock option activity for the quarter ended April 1, 2012 is as follows:

	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance, January 2, 2012	2,391	$40.82
Granted	293	34.37
Exercised	(123)	31.67
Cancelled	(13)	48.65

Balance, April 1, 2012	2,548	$40.47	5.80	$4,478

Vested and expected to vest at April 1, 2012	2,420	$40.59	5.61	$4,414
Exercisable, April 1, 2012	1,728	$41.36	4.26	$3,645

The aggregate intrinsic value in the table above is before applicable income taxes and represents the amount recipients would have received if all stock options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price.

The total intrinsic value of stock options exercised during the quarter ended April 1, 2012 was $1.2 million. During the quarter ended April 1, 2012, the total fair value of stock options vested was $1.6 million. As of April 1, 2012, the Company had total unrecognized compensation costs related to unvested stock options of $11.5 million, before income taxes. The Company expects to recognize this cost over a weighted average period of 3.2 years.

Note 3. Inventories

Inventories are stated at cost and consist of the following (in thousands):

	April 1, 2012	January 1, 2012

Loose diamonds	$1,276	$1,607
Fine jewelry and other	29,172	27,660

	$30,448	$29,267

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

The following tables set forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Quarter ended
	April 1, 2012	April 3, 2011

Net income	$154	$2,422

Weighted average common shares outstanding	13,853	14,569

Basic net income per share	$0.01	$0.17

Dilutive effect of stock options and restricted stock units	261	635

Common stock and common stock equivalents	14,114	15,204

Diluted net income per share	$0.01	$0.16

The Company excluded 1,299,139 and 616,527 stock option shares from the computation of diluted net income per share for the quarters ended April 1, 2012 and April 3, 2011, respectively, due to their antidilutive effect.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the related notes contained elsewhere in this Quarterly Report on Form 10-Q and the Annual Report on Form 10-K filed for our fiscal year ended January 1, 2012. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in “Risk Factors.”

Management Overview

We are the leading online retailer of high-quality diamonds and fine jewelry. We offer our products for sale through the bluenile.com, bluenile.ca and bluenile.co.uk websites in over 40 countries and territories throughout the world. Our primary focus is on growing our business by providing unparalleled selection and value to consumers and delivering exceptional customer service.

Our online business model allows us to avoid many of the costs that are typically incurred by physical retail stores. As a result, we are able to realize lower gross profit margins while remaining profitable. Our lower gross profit margins result from lower retail prices that we offer to our customers. We believe that our unique product selection, connection with our customers through our marketing and customer service efforts, and our competitive pricing will result in increasing our sales and market share.

We intend to accelerate the sales growth rate of our business through initiatives across three main categories: 1) the sale of engagement products in the U.S.; 2) the sale of non-engagement jewelry products in the U.S.; and 3) the sale of both engagement and non-engagement products in international markets.

As part of our plan to spur growth in engagement products in the U.S., in early 2012, we significantly reduced the mark-up on the diamonds that we offer for sale. We believe that value is one of the most important drivers of engagement sales, and that lower mark-ups will increase the conversion rate of visitors on our websites to customers. In the first quarter of 2012, the lower mark-ups resulted in lower gross margins as a percentage of sales compared to the prior year, and we also experienced an increase in sales. We believe that over the long term, the lower mark-ups will generate sales and gross margin growth that will lead to higher profitability.

As part of our plan to accelerate growth in our non-engagement category, we increased the amount we spent on marketing to acquire new customers and expanded our product assortment to appeal to a broader range of consumers. The total addressable market for the sale of non-engagement jewelry is much greater than that for engagement, and we believe our brand is well positioned to attract customers. Additionally, we believe that customers who purchase our non-engagement products will return to place orders in the future at a higher rate than those who initially purchased an engagement product. The higher frequency of purchase, coupled with relatively higher gross margin as a percentage of revenue than we earn selling our engagement products, creates a compelling opportunity to invest for growth. During 2012, these investments increased our selling, general and administrative expenses, both in total amount and as a percentage of revenue, and increased the amount of inventory we carry. We believe that these investments will lead to increased growth in this area of our business and provide higher profitability over the long-term.

As part of our plan to accelerate growth in our international business, we are increasing our investment to provide a greater localized experience in key countries. This includes expanded website functionality, increased product offerings, and native language customer service. Additionally, the reduction in mark-up on our engagement products apply to prices offered to our international customers. We believe this enhanced value will increase the conversion rate of visitors on our websites to customers. In 2012, these investments resulted in lower gross margins as a percentage of sales compared to the prior year, as well as higher selling, general and administrative expenses, both in total amount and as a percentage of revenue.

First Quarter of 2012 Summary of Results of Operations

We achieved first quarter net sales of $83.1 million, a 3.6% increase from the first quarter of 2011. Net sales in our international markets increased 9.3% from the first quarter of 2011 and comprised approximately 17.0% of our total net sales for the quarter. Additionally, through our increased marketing efforts, orders from new customers increased approximately 20.0% in the first quarter of 2012 compared to the first quarter of 2011.

Results of Operations

Comparison of the Quarter Ended April 1, 2012 to the Quarter Ended April 3, 2011

The following table presents our operating results for the quarters ended April 1, 2012 and April 3, 2011, including a comparison of the financial results for these periods (dollars in thousands, except per share data):

	Quarter ended
	April 1, 2012	April 3, 2011	$ Change	% Change

Net sales	$83,103	$80,180	$2,923	3.6%
Cost of sales	67,825	63,260	4,565	7.2%

Gross profit	15,278	16,920	(1,642)	(9.7)%
Selling, general and administrative expenses	15,059	13,408	1,651	12.3%

Operating income	219	3,512	(3,293)	(93.8)%
Other income, net:
Interest income	40	41	(1)	(2.4)%
Other income, net	13	22	(9)	(40.9)%

Total other income, net	53	63	(10)	(15.9)%

Income before income taxes	272	3,575	(3,303)	(92.4)%
Income tax expense	118	1,153	(1,035)	(89.8)%

Net income	$154	$2,422	$(2,268)	(93.6)%

Basic net income per share	$0.01	$0.17	$(0.16)	(94.1)%

Diluted net income per share	$0.01	$0.16	$(0.15)	(93.8)%

Net Sales

Net sales increased 3.6% during the first quarter of 2012 as compared with the first quarter of 2011, due almost entirely to an increase in the number of orders shipped, partially offset by a decrease in the average shipment value. Net sales in the U.S. increased 2.5% to $69.0 million for the first quarter of 2012, compared with $67.3 million for the same quarter last year. U.S. engagement net sales for the first quarter of 2012 increased to $46.4 million, compared to $45.0 million for the first quarter of 2011. U.S. non-engagement net sales for the first quarter 2012 were $22.6 million, compared to $22.3 million for the first quarter 2011

International net sales increased 9.3% to $14.1 million from $12.9 million in the first quarter of 2011. The strength of foreign currencies against the U.S. dollar partially contributed to international sales growth. Internally, we monitor our international sales performance on a non-GAAP basis which eliminates the positive or negative effects that result from translating international sales into U.S. dollars (“constant exchange rate basis”). Changes in foreign exchange rates during the first quarter of 2012, compared to the rates in effect during the first quarter of 2011, had a positive impact of approximately 0.8% on international sales. Excluding the impact of changes in foreign exchange rates, international net sales increased 8.5% for the first quarter of 2012 compared to the first quarter of 2011.

Gross Profit

Gross profit decreased 9.7% to $15.3 million in the first quarter of 2012 compared to $16.9 million in the first quarter of 2011. Gross profit as a percentage of net sales decreased to 18.4% for the first quarter of 2012 compared to 21.1% for the first quarter of 2011. The decrease in gross profit resulted primarily from lower mark-up on engagement products initiated in January 2012 to stimulate sales growth. Product sales mix also contributed to the lower gross profit as a percentage of net sales. Our engagement products provide lower gross margin as a percentage of revenue than our non-engagement jewelry products. In the first quarter of 2012, sales of our engagement products grew faster than our non-engagement jewelry and equaled 69.6% of our total revenue versus 68.8% in the first quarter of 2011.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 12.3% to $15.1 million in the first quarter of 2012 compared to $13.4 million in the first quarter of 2011. Marketing and advertising costs increased $1.2 million in the first quarter of 2012, primarily due to increased spending on online marketing vehicles and other marketing efforts to acquire new customers in our domestic and international markets. Recruiting fees increased $0.3 million related to the search for our new chief executive officer. Accounting and legal fees increased by $0.2 million due to international expansion and strategic initiatives. Compensation and other related expenses increased $0.1 million due to increased headcount to support key business initiatives and growth in operations. These expense increases were partially offset by a $0.5 million decrease in stock based compensation expense. This decrease was due to the timing and fair value of new option grants and the number and fair value of outstanding options that are vesting. As a percentage of net sales, selling, general and administrative expenses were 18.1% in the first quarter of 2012 compared to 16.7% in the first quarter of 2011.

Operating Income

Operating income decreased 93.8% to $0.2 million in the first quarter of 2012 compared to $3.5 million in the first quarter of 2011. The decrease in operating income was due to the increase in selling, general and administrative expenses and lower gross margins realized from our product sales.

Total Other Income, Net

Total other income, net decreased by 15.9% in the first quarter of 2012 as compared with the first quarter of 2011, primarily due to a decrease in foreign exchange gains related to foreign exchange rate fluctuations.

Income Taxes

Our effective tax rate increased to 43.6% in the first quarter of 2012 from 32.3% in the first quarter of 2011 primarily due to a $23,000 expense recorded in the first quarter of 2012 related to the reversal of a deferred tax asset.

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

As of April 1, 2012, working capital totaled $25.4 million, including cash and cash equivalents of $61.2 million and inventory of $30.4 million, partially offset by accounts payable of $64.2 million. We believe that our current cash and cash equivalents as well as cash flows from operations will be sufficient to continue our operations and meet our capital needs for the foreseeable future.

Net cash of $31.3 million was used in operating activities for the quarter ended April 1, 2012, compared to net cash used in operating activities of $34.3 million for the quarter ended April 3, 2011. The decrease in cash used for operating activities was primarily attributable to a lower net payment of accounts payable. Net payment of accounts payable totaled $31.3 million for the first quarter of 2012 and $34.0 million for the first quarter of 2011. In the first quarter of each year, we generally have a significant pay down of our accounts payable balance built up during the previous year’s fourth quarter holiday season. The volume of sales in the fourth quarter of 2011 was lower than the volume of sales in the fourth quarter of 2010, resulting in lower accounts payable balance at January 1, 2012 compared to January 2, 2011.

Net cash of $0.8 million was used in investing activities for the first quarter of 2012 for the purchases of property and equipment to support our operations. Net cash of $1.0 million was used in investing activities for the first quarter of 2011, also for the purchases of property and equipment to support our operations. Our capital needs are generally minimal and include, without limitation, investments in technology and website enhancements, capital improvements to our leased warehouse and office facilities, and furniture and equipment.

Net cash of $3.9 million was provided by financing activities for the first quarter of 2012 and net cash of $1.1 million was provided by financing activities for the first quarter of 2011. In both years, the amounts related primarily to proceeds from stock option exercises.

On February 7, 2012, our board of directors authorized the repurchase of up to $100.0 million of the Company’s common stock during the 24-month period following the approval date of such repurchase. During the first quarter of 2012, we did not repurchase any shares of our common stock and as of April 1, 2012, and the entire $100.0 million remains under this repurchase authorization. Our shares may be repurchased from time to time in open market transactions or in negotiated transactions off the market. The timing and amount of any shares repurchased is determined by our management based on their evaluation of market conditions and other factors, including our cash needs. Repurchases may also be made under a Rule 10b5-1 plan. We continually assess market conditions, our cash position, operating results, current forecasts and other factors when making decisions about stock repurchases.

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

Contractual Obligations

There have been no material changes to our contractual obligations during the period covered by this report, outside of the ordinary course of business, from those disclosed in our Annual Report on Form 10-K for the year ended January 1, 2012.

Off-Balance Sheet Arrangements

As of April 1, 2012, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Non-GAAP Financial Measures

To supplement our consolidated financial statements presented in accordance with GAAP, our management internally monitors our sales performance on a non-GAAP constant exchange rate basis that eliminates the positive or negative effects that result from translating international sales into U.S. dollars. Our management does not itself, nor does it suggest that investors should, consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. Investors should also note that the non-GAAP financial measures we used may not be the same non-GAAP financial measures, and may not be calculated in the same manner, as that of other companies. Whenever we use such non-GAAP financial measures, we provide a reconciliation of non-GAAP financial measures to the most closely applicable GAAP financial measures. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measures.

The following table reconciles year-over-year international net sales percentage increases (decreases) from the GAAP sales measures to the non-GAAP constant exchange rate basis:

Quarter ended April 1, 2012	Year over year growth	Effect of foreign exchange movements	Year over year growth on constant exchange rate basis
International net sales	9.3%	0.8%	8.5%

Quarter ended April 3, 2011	Year over year growth	Effect of foreign exchange movements	Year over year growth on constant exchange rate basis
International net sales	34.4%	6.3%	28.1%

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to financial market risk results primarily from fluctuations in interest rates and foreign currency exchange rates. There have been no material changes to our market risks as disclosed in our Annual Report on Form 10-K for the year ended January 1, 2012.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

During the quarter ended April 1, 2012, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed by us in our periodic reports filed or submitted under the Exchange Act with SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our certifying officers concluded that as of the end of the period covered by this report these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended April 1, 2012, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

You should carefully consider the risks described below and elsewhere in this Quarterly Report on Form 10-Q, which could materially and adversely affect our business, results of operations or financial condition. Our business faces significant risks and the risks described below may not be the only risks we face. Additional risks not presently known to us or that we currently believe are immaterial may materially affect our business, results of operations, or financial condition. If any of these risks occur, the trading price of our common stock could decline and you may lose all or part of your investment.

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

Further, any reduction in our sales will affect our liquidity. As discussed under “Liquidity and Capital Resources” in Part I, Item 2 of this Quarterly Report on Form 10-Q, our liquidity is primarily dependent upon our net cash from operating activities. Our net cash from operating activities is sensitive to many factors, including changes in working capital. Working capital at any specific point in time is dependent upon many variables, including our operating results, seasonality, inventory management and assortment expansion, the timing of cash receipts and payments, and vendor payment terms.

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

We may base our current and future expense levels on our operating forecasts and estimates of future net sales. Net sales and operating results are difficult to forecast because they generally depend on the volume and timing of the orders we receive, which are uncertain. Additionally, our business is affected by general economic and business conditions in the U.S. and international markets. A softening in net sales, whether caused by changes in customer preferences or a weakening in the U.S. or global economies, may result in decreased revenue levels. Some of our expenses are fixed, and as a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected shortfall in net sales. This inability could cause our net income in a given quarter to be lower than expected. We also make certain assumptions when forecasting the amount of expense we expect related to our stock-based compensation, which includes the expected volatility of our stock price, the expected life of stock options granted and the expected rate of stock option forfeitures. These assumptions are partly based on historical results. If actual results differ from our estimates, our net income in a given quarter may be lower than expected.

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

For the quarter ended April 1, 2012, international net sales represented 17.0% of our total net sales. We continue to increase marketing and sales efforts throughout Europe, Canada and the Asia-Pacific region, and anticipate continuing to expand our international sales and operations in the future either by expanding local versions of our website for foreign markets, through acquisitions or alliances with third parties, or through other means. Any international expansion plans we choose to undertake will increase the complexity of our business, require attention from management and other personnel and cause additional strain on our operations, technology systems, financial resources, and our internal financial control and reporting functions. Further, our expansion efforts may be unsuccessful. We have limited experience selling our products in international markets and in conforming to the local cultures, standards or policies necessary to successfully compete in those markets. We cannot be certain that we will be able to expand our global presence if we choose to further expand internationally. In addition, we may have to compete with retailers that have more experience with local markets. Our ability to expand and succeed internationally may also be limited by the demand for our products, the ability to successfully transact in foreign currencies, the ability of our brand to resonate with consumers globally and the adoption of electronic commerce in these markets. Different privacy, censorship and liability standards and regulations, and different intellectual property laws in foreign countries may prohibit expansion into such markets or cause our business and results of operations to suffer.

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

Our financial results may be negatively and materially affected if we are required to collect taxes on purchases and/or disclose our customers’ private information to tax authorities.

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

While we believe that current law restricts state and local taxing authorities outside the State of Washington from requiring us to collect sales and use taxes from purchasers located within their jurisdictions, taxing authorities outside the State of Washington have, and in the future could, disagree with our interpretation. For example, a number of states, as well as the U.S. Congress, are considering or have adopted various initiatives designed to impose sales, use and other taxes on Internet sales. The successful implementation of any such initiatives could require us to collect sales, use and other taxes from purchasers located in states other than Washington. The imposition by federal, state and local governments of various taxes upon Internet commerce could create administrative burdens for us and could significantly decrease our future net sales, or could result in significant liabilities for past sales. Further, given that we sell high value items, sales tax is a significant consideration, and thus additional obligations to collect sales and/or other taxes from customers may materially impact our future sales.

We may have exposure to greater than anticipated tax liabilities.

We are subject to various federal, state and local taxes in both the United States and foreign jurisdictions. Significant judgment is required in evaluating and estimating worldwide provisions and accruals for these taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Our determination of our tax liability is always subject to audit in various jurisdictions, and such jurisdictions may assess additional tax liabilities, penalties, and interest against us. Although we believe our estimates are reasonable, the ultimate outcome of a tax audit and any related litigation could be materially different from our tax provisions and accruals, and could have a material adverse effect on our financial results. Changes to tax laws, changes to interpretations of existing tax laws, and/or developments in an audit or litigation could have a material effect on our operating results and cash flow for the period or periods for which that change or development occurs, as well as for prior and subsequent periods. In addition, the imposition of additional tax obligations on our business by federal, state and local governments could create significant administrative burdens for us, decrease our future sales, and harm our cash flow and operating results.

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

Our board of directors recently appointed a new chief executive officer (“CEO”). There are risks associated with a CEO transition, which may harm our business. If the new CEO is unsuccessful at leading the team or unable to articulate and execute our strategy, our business may be harmed.

Our systems are vulnerable to security breaches.

Our business is heavily dependent on the operation of our technology systems. These systems are vulnerable to unauthorized access from unintentional events or errors caused by employees or third party service providers, or deliberate attacks through actions of third parties. Such security breaches may result in operational disruption, misappropriation of customer credit card or other sensitive information, or corruption of data.

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

The number of people who access the internet through devices other than personal computers, including mobile phones, smart phones, handheld computers such as notebooks and tablets, video game consoles, and television set-top devices, has increased dramatically in the past few years. The smaller screen size, functionality, and memory associated with some alternative devices may make the use of our website and purchasing our products more difficult; and the versions of our websites developed for these devices may not be compelling to consumers. Each manufacturer or distributor may establish unique technical standards for its devices, and our website may not work or be viewable on these devices as a result. As new devices and new platforms are continually being released, it is difficult to predict the problems we may encounter in developing versions of our website for use on these alternative devices and we may need to devote significant resources to the creation, support, and maintenance of such devices. If we are unable to attract consumers to our website through these devices or are slow to develop a version of our website that is more compatible with alternative devices, we may fail to capture a significant share of consumers in the market for diamonds and fine jewelry, which could adversely affect our business.

We have foreign exchange risk.

The results of operations of certain of our subsidiaries are exposed to foreign exchange rate fluctuations. Upon translation from foreign currency into U.S. dollars, operating results may differ materially from expectations, and we may record significant gains or losses.

Additionally, we allow customers to purchase our products in 24 foreign currencies. This exposes us to foreign exchange rate fluctuations and we may record significant gains or losses as a result of such fluctuations. We price our diamonds based on costs denominated in U.S. dollars. Therefore, when the U.S. dollar strengthens, the retail prices of our products in international markets become more expensive and sales may decline.

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

We have and plan to continue to opportunistically repurchase shares of our common stock. Since the inception of our share repurchase program in the first quarter of 2005 through April 1, 2012, we have repurchased 6.0 million shares for a total of $226.5 million. In February 2012, our board of directors authorized the repurchase of up to $100.0 million of our common stock during the subsequent 24-month period. These repurchases and any repurchases we may make in the future may not prove to be at optimal prices and our use of cash for the stock repurchase program may not prove to be the best use of our cash resources and may adversely impact our future liquidity.

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

As a public reporting company, we are required to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, including expanded disclosures and accelerated reporting requirements and more complex accounting rules. Additionally, as we expand internationally, we will be subject to international accounting and reporting requirements that are new to our business. Compliance with these and other new requirements may increase our costs and require additional management time and resources. We may need to implement additional finance and accounting systems, procedures and controls to satisfy new accounting and reporting requirements. If our internal controls over financial reporting are determined to be ineffective, investors could lose confidence in the reliability of our internal controls over financial reporting, which could adversely affect our stock price.

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

BLUE NILE, INC.
Registrant

Date: May 9, 2012	/s/ Terri K. Maupin
Terri K. Maupin
Chief Accounting Officer
(Principal Accounting Officer)

Date: May 9, 2012	/s/ David B. Binder
David B. Binder
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number		Description

3.1	(1)	Amended and Restated Certificate of Incorporation of Blue Nile, Inc.

3.2	(2)	Amended and Restated Bylaws of Blue Nile, Inc.

4.1		Reference is made to Exhibits 3.1and 3.2.

4.2	(3)	Specimen Stock Certificate.

4.3	(4)	Amended and Restated Investor Rights Agreement dated June 29, 2001 by and between Blue Nile, Inc. and certain holders of Blue Nile, Inc.’s preferred stock.

10.1	(5)*	Amended and Restated Change of Control Severance Plan.

10.2	(6)*	Executive Cash Bonus Plan for Fiscal Year 2012.

10.3	(7)*	Offer letter between Blue Nile, Inc. and Harvey Kanter, dated March 2, 2012.

10.4	(8)*	Offer letter between Blue Nile, Inc. and Engle Saez, dated April 24, 2012.

31.1	(8)	Certification of Chief Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	(8)	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	(8)**	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2	(8)**	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB		XBRL Taxonomy Extension Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

*	Denotes a management contract or compensatory plan, contract or agreement, in which the Company’s directors or executive officers may participate.
**	The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Blue Nile, Inc. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
(1)	Previously filed as Exhibit 3.1 to Blue Nile, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended July 4, 2004 (No. 000-50763), as filed with the Securities and Exchange Commission on August 6, 2004, and incorporated by reference herein.
(2)	Previously filed as the like numbered exhibit to Blue Nile, Inc.’s Current Report on Form 8-K (No. 000-50763), as filed with the Securities and Exchange Commission on November 9, 2009, and incorporated by reference herein.
(3)	Previously filed as Exhibit 4.2 to Blue Nile, Inc.’s Registration Statement on Form S-1/A (No. 333-113494), as filed with the Securities and Exchange Commission on May 4, 2004, as amended, and incorporated by reference herein.
(4)	Previously filed as the like numbered exhibit to Blue Nile, Inc.’s Registration Statement on Form S-1 (No. 333-113494) as filed with the Securities and Exchange Commission on March 11, 2004, and incorporated by reference herein.
(5)	Previously filed as Exhibit 10.20 to Blue Nile, Inc.’s Annual Report on Form 10-K (No. 000-50763), as filed with the Securities and Exchange Commission on February 27, 2012, and incorporated by reference herein.

(6)	Previously filed as Exhibit 10.1 to Blue Nile, Inc.’s Current Report on Form 8-K (No. 000-50763), as filed with the Securities and Exchange Commission on February 10, 2012, and incorporated by reference herein.
(7)	Previously filed as Exhibit 10.1 to Blue Nile, Inc.’s Current Report on Form 8-K (No. 000-50763), as filed with the Securities and Exchange Commission on March 19, 2012, and incorporated by reference herein.
(8)	Filed herewith.