Form 10-Q
period 2012-07-01
BLUE NILE INC
filed 2012-08-07
CIK 1091171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________________________________
FORM 10-Q
 __________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2012
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission file number 000-50763
____________________________________________
BLUE NILE, INC.
(Exact name of registrant as specified in its charter)
______________________________________________

Delaware	91-1963165
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

411 First Avenue South, Suite 700, Seattle, Washington	98104
(Address of principal executive offices)	(Zip code)
(206) 336-6700
(Registrant’s telephone number, including area code)
______________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of August 3, 2012, the registrant had 12,418,446 shares of common stock outstanding.

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements that involve many risks and uncertainties. These statements, which relate to future events and our future performance, are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management as of the date of this filing. In some cases, you can identify forward-looking statements by terms such as “would,” “could,” “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” "might", “predict,” “potential,” “targets,” “seek,” or “continue,” the negative of these terms or other variations of such terms. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business and other characterizations of future events or circumstances are forward-looking statements. These statements are only predictions based upon assumptions made that are believed to be reasonable at the time, and are subject to risk and uncertainties. Therefore, actual events or results may differ materially and adversely from those expressed in any forward-looking statement. In evaluating these statements, you should specifically consider the risks described under the caption “Item 1A — Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. These factors, and other factors, may cause our actual results to differ materially from any forward-looking statement. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

BLUE NILE, INC.

PART I. FINANCIAL INFORMATION
Item  1. Financial Statements
BLUE NILE, INC.
Condensed Consolidated Balance Sheets
(in thousands, except par value)

	July 1, 2012	January 1, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$53,700	$89,391
Trade accounts receivable	1,500	2,317
Other accounts receivable	742	2,550
Inventories	26,778	29,267
Deferred income taxes	532	689
Prepaids and other current assets	873	1,009
Total current assets	84,125	125,223
Property and equipment, net	8,028	8,340
Intangible assets, net	224	252
Deferred income taxes	7,841	9,053
Note receivable	2,000	—
Other investments	2,000	—
Other assets	150	157
Total assets	$104,368	$143,025
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$62,302	$95,590
Accrued liabilities	7,597	9,396
Current portion of long-term financing obligation	59	59
Current portion of deferred rent	212	211
Total current liabilities	70,170	105,256
Long-term financing obligation, less current portion	655	685
Deferred rent, less current portion	1,982	2,060
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, none issued and outstanding
Common stock, $0.001 par value; 300,000 shares authorized; 20,656 shares and 20,525 shares issued, respectively 13,550 shares and 13,768 shares outstanding, respectively	21	21
Additional paid-in capital	192,579	187,762
Accumulated other comprehensive loss	(170)	(123)
Retained earnings	76,223	74,491
Treasury stock, at cost; 7,106 and 6,757 shares outstanding, respectively	(237,092)	(227,127)
Total stockholders’ equity	31,561	35,024
Total liabilities and stockholders’ equity	$104,368	$143,025
The accompanying notes are an integral part of these condensed consolidated financial statements

BLUE NILE, INC.
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Quarter ended		Year to date ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Net sales	$90,981	$80,522	$174,084	$160,702
Cost of sales	73,790	63,349	141,615	126,609
Gross profit	17,191	17,173	32,469	34,093
Selling, general and administrative expenses	14,867	12,913	29,926	26,321
Operating income	2,324	4,260	2,543	7,772
Other income, net:
Interest income, net	45	42	85	83
Other income, net	67	59	80	81
Total other income, net	112	101	165	164
Income before income taxes	2,436	4,361	2,708	7,936
Income tax expense	858	1,523	976	2,676
Net income	$1,578	$2,838	$1,732	$5,260
Basic net income per share	$0.11	$0.19	$0.13	$0.36
Diluted net income per share	$0.11	$0.19	$0.12	$0.35
The accompanying notes are an integral part of these condensed consolidated financial statements

BLUE NILE, INC.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	Quarter ended		Year to date ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Net income	$1,578	$2,838	$1,732	$5,260
Other comprehensive income:
Foreign currency translation adjustments	(90)	32	(47)	130
Total comprehensive income	$1,488	$2,870	$1,685	$5,390
The accompanying notes are an integral part of these condensed consolidated financial statements

BLUE NILE, INC.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount		Retained Earnings		Shares	Amount	Total Stockholders’ Equity
Balance, January 2, 2012	20,525	$21	$187,762	$74,491	$(123)	(6,757)	$(227,127)	$35,024
Net income	—	—	—	1,732	—	—	—	1,732
Other comprehensive income	—	—	—	—	(47)	—	—	(47)
Tax deficiency from exercise of stock options	—	—	(1,803)	—	—	—	—	(1,803)
Exercise of common stock options	129	—	4,035	—	—	—	—	4,035
Issuance of common stock to directors	2	—	60	—	—	—	—	60
Stock-based compensation	—	—	2,525	—	—	—	—	2,525
Repurchase of common stock	—	—	—	—	—	(349)	(9,965)	(9,965)
Balance, July 1, 2012	20,656	$21	$192,579	$76,223	$(170)	(7,106)	$(237,092)	$31,561
The accompanying notes are an integral part of these condensed consolidated financial statements

BLUE NILE, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Year to date ended
	July 1, 2012	July 3, 2011
Operating activities:
Net income	$1,732	$5,260
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,763	1,672
Loss on disposal of property and equipment	24	35
Stock-based compensation	2,514	3,542
Deferred income taxes	1,369	(250)
Tax (deficiency) benefit from exercise of stock options	(1,803)	582
Excess tax benefit from exercise of stock options	(8)	(365)
Changes in assets and liabilities:
Receivables	2,625	(313)
Inventories	2,489	(564)
Prepaid expenses and other assets	143	(29)
Accounts payable	(33,199)	(35,361)
Accrued liabilities	(3,329)	(5,281)
Deferred rent and other	(77)	2,078
Net cash used in operating activities	(25,757)	(28,994)
Investing activities:
Purchases of property and equipment	(1,495)	(3,758)
Purchases of other investments	(2,000)	—
Payments for note receivable	(2,000)	—
Net cash used in investing activities	(5,495)	(3,758)
Financing activities:
Repurchase of common stock	(8,426)	(8,419)
Proceeds from stock option exercises	4,035	1,664
Excess tax benefit from exercise of stock options	8	365
Principal payments under long-term financing obligation	(30)	(23)
Net cash used in financing activities	(4,413)	(6,413)
Effect of exchange rate changes on cash and cash equivalents	(26)	67
Net decrease in cash and cash equivalents	(35,691)	(39,098)
Cash and cash equivalents, beginning of period	89,391	113,261
Cash and cash equivalents, end of period	$53,700	$74,163

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,205	$4,042
Non-cash investing and financing activities:
Unsettled repurchases of common stock	$1,539	$—
The accompanying notes are an integral part of these condensed consolidated financial statements

Blue Nile, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.Description of Our Business and Summary of Significant Accounting Policies
The Company
Blue Nile, Inc. (the “Company”) is the leading online retailer of high quality diamonds and fine jewelry. In addition to sales of diamonds and fine jewelry, the Company provides education, guidance and support to enable customers to more effectively learn about and purchase diamonds and fine jewelry. The Company, a Delaware corporation based in Seattle, Washington, was formed in March 1999. The Company serves consumers in over 40 countries and territories all over the world and maintains its primary website at www.bluenile.com. The Company also operates the www.bluenile.co.uk and www.bluenile.ca websites. Information found on the Company’s websites is not incorporated by reference into this Quarterly Report on Form 10-Q or any of its other filings with the Securities and Exchange Commission (the “SEC”).
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended January 1, 2012, filed with the SEC on February 27, 2012 (the "Annual Report"). The same accounting policies are followed for preparing quarterly and annual financial statements. In the opinion of management, all adjustments necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods have been included and are of a normal, recurring nature.
The financial information as of January 1, 2012 is derived from the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended January 1, 2012, included in Item 8 of the Annual Report.
Due to a number of factors, including the seasonal nature of the retail industry and other factors described in this report, quarterly results are not necessarily indicative of the results for the full fiscal year or any other subsequent interim period.
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All transactions and balances between the Company and its wholly-owned subsidiaries are eliminated in consolidation.
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

Blue Nile, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note Receivable and Other Investment
On May 2, 2012, the Company purchased $2.0 million in convertible preferred shares in a privately-held company in exchange for a minority stake. The convertible preferred shares are convertible to common stock at any time at the Company's option. The convertible preferred shares did not meet the characteristics of in-substance common stock; as such, this investment is accounted for under the cost method.
On May 2, 2012, the Company loaned $2.0 million to the same privately-held company in exchange for a note receivable (the “Note”). The Note is convertible into convertible preferred shares upon the occurrence of certain events or at the Company's written election. If not sooner converted, the Note matures on May 1, 2015, at which time the Company is due the entire unpaid principal amount and unpaid interest thereon. The interest on the principal amount outstanding is payable in quarterly installments in cash, until the Note is repaid in full or until the principal amount has been converted. The Note bears interest at LIBOR + 1% as of July 1, 2012. The interest rate increases over the term of the note to a maximum rate of LIBOR + 8%. The Note is recorded at its face amount in the Company's consolidated balance sheet.

Blue Nile, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 2.	Stock-based Compensation
As of July 1, 2012, the Company had four equity plans. Additional information regarding these plans is disclosed in the Annual Report.
Stock-based compensation expense, net of estimated forfeitures, is recognized on a straight-line basis over the vesting period for each stock option.
The fair value of each stock option on the date of grant is estimated using the Black-Scholes-Merton option valuation model.
The following weighted-average assumptions were used for the valuation of stock options granted during the periods presented:

	Quarter ended		Year to date ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Expected term	4.47 years	4 years	4.32 years	4 years
Expected volatility	58.99%	57.90%	59.10%	57.70%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Risk-free interest rate	0.76%	1.03%	0.75%	1.30%
Estimated weighted-average fair value per stock option granted	$14.05	$22.83	$15.48	$24.86
The assumptions used to calculate the fair value of stock options granted are evaluated and revised, if necessary, to reflect market conditions and the Company’s experience.
A summary of stock option activity for the quarter ended July 1, 2012 is as follows:

	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance, January 2, 2012	2,391	$40.82
Granted	405	33.03
Exercised	(130)	31.13
Canceled	(313)	49.72
Balance, July 1, 2012	2,353	$38.83	5.94	$2,220
Vested and expected to vest at July 1, 2012	2,233	$38.93	5.76	$2,190
Exercisable, July 1, 2012	1,546	$39.75	4.30	$1,844

The aggregate intrinsic value in the table above is before applicable income taxes and represents the amount recipients would have received if all stock options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price on such date.
The total intrinsic value of stock options exercised during the year to date ended July 1, 2012 was $1.3 million. During the year to date ended July 1, 2012, the total fair value of stock options vested was $2.6 million. As of July 1, 2012, the Company had total unrecognized compensation costs related to unvested stock options of $10.9 million, before income taxes. The Company expects to recognize this cost over a weighted average period of 3.13 years.

Blue Nile, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 3.	Inventories
Inventories are stated at cost and consist of the following (in thousands):

	July 1, 2012	January 1, 2012
Loose diamonds	$1,621	$1,607
Fine jewelry and other	25,157	27,660
Total	$26,778	$29,267

Blue Nile, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 4.	Net Income Per Share
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
The following tables set forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Quarter ended		Year to date ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Net income	$1,578	$2,838	$1,732	$5,260
Weighted average common shares outstanding	13,787	14,560	13,820	14,565
Basic net income per share	$0.11	$0.19	$0.13	$0.36
Dilutive effect of stock options and restricted stock units	109	552	212	595
Common stock and common stock equivalents	13,896	15,112	14,032	15,160
Diluted net income per share	$0.11	$0.19	$0.12	$0.35

For the quarter and year to date ended July 1, 2012, the Company excluded 1,943,525 and 1,382,042 stock option shares, respectively, from the computation of diluted net income per share due to their antidilutive effect. For the quarter and year to date ended July 3, 2011, the Company excluded 760,055 and 690,273 stock option shares, respectively, from the computation of diluted net income per share due to their antidilutive effect.

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
Management Overview
We are the leading online retailer of high-quality diamonds and fine jewelry. We offer our products for sale through the www.bluenile.com, www.bluenile.ca and www.bluenile.co.uk websites in over 40 countries and territories throughout the world. Our primary focus is on growing our business by providing unparalleled selection and value to consumers and delivering exceptional customer service.
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
We are focused on accelerating the sales growth rate of our business through initiatives across three main categories: 1) the sale of engagement products in the U.S.; 2) the sale of non-engagement products in the U.S.; and 3) the sale of both engagement and non-engagement products in international markets.
As part of our plan to spur growth in engagement products in the U.S., in early 2012, we significantly reduced the mark-up on the diamonds that we offer for sale. We believe that value is one of the most important drivers of engagement sales, and that lower mark-ups will increase the conversion rate of visitors on our websites to customers. We also believe that the most recent supply cost of diamonds is a significant factor in our growth rate. Generally, we purchase our diamonds on a real time basis from our suppliers when a customer places an order for a specific diamond. When the cost of diamonds is relatively steady or declines, we believe that our business benefits because we are able to immediately pass those lower costs on to consumers. These lower costs, along with our aggressive retail pricing, increases our value proposition compared to our bricks and mortar competitors, who are carrying diamond inventory that was purchased months earlier at higher costs.
In the second quarter of 2012, the lower cost of diamonds compared to the same period last year coupled with our lower mark-up, resulted in an increase in sales. The lower mark-up also resulted in a lower gross margin as a percentage of net revenue compared to the same period last year.
To accelerate growth in our non-engagement category, we are concentrating our marketing efforts on acquiring new customers. We are also investing to increase the number of products offered on our website to appeal to a greater number of customers. The total addressable market for the sale of non-engagement products is much greater than that for engagement, and we believe our brand is well positioned to attract customers. Additionally, based on historical trends, we believe that customers who purchase our non-engagement products will return to place orders in the future at a higher rate than those who initially purchased an engagement product. The higher frequency of purchase, coupled with relatively higher gross margin as a percentage of revenue than we earn selling our engagement products, creates a compelling opportunity for us to invest for growth. During the second quarter of 2012, these investments increased our selling, general and administrative expenses, both in total amount and as a percentage of revenue, and increased the amount of inventory we carry compared to the same period last year. We believe that these investments will lead to increased growth in this area of our business and provide higher profitability over the long-term.
As part of our plan to accelerate growth in our international business, we are increasing our investment to provide a greater localized experience in key countries. This includes expanded website functionality, increased product offerings, native language websites and customer service personnel, and other strategic investments.

Additionally, the pricing dynamic of diamond supply and the reduction in mark-up on our engagement products apply to prices offered to our international customers. We believe this enhanced value will increase the conversion rate of visitors on our websites to customers.
Second Quarter of 2012 Summary of Results of Operations
We achieved second quarter net sales of $91.0 million, a 13.0% increase from the second quarter of 2011. Net sales in our international markets increased 12.6% from the second quarter of 2011 and comprised approximately 15.8% of our total net sales for the quarter. Additionally, through our increased marketing efforts, orders from new customers increased approximately 32.0% in the second quarter of 2012 compared to the second quarter of 2011.

Results of Operations
Comparison of the Quarter Ended July 1, 2012 to the Quarter Ended July 3, 2011
The following table presents our operating results for the quarters ended July 1, 2012 and July 3, 2011, including a comparison of the financial results for these periods (dollars in thousands, except per share data):

	Quarter ended
	July 1, 2012	July 3, 2011	$ Change	% Change
Net sales	$90,981	$80,522	$10,459	13.0%
Cost of sales	73,790	63,349	10,441	16.5%
Gross profit	17,191	17,173	18	0.1%
Selling, general and administrative expenses	14,867	12,913	1,954	15.1%
Operating income	2,324	4,260	(1,936)	(45.4)%
Other income, net:
Interest income	45	42	3	7.1%
Other income, net	67	59	8	13.6%
Total other income, net	112	101	11	10.9%
Income before income taxes	2,436	4,361	(1,925)	(44.1)%
Income tax expense	858	1,523	(665)	(43.7)%
Net income	$1,578	$2,838	$(1,260)	(44.4)%
Basic net income per share	$0.11	$0.19	$(0.08)	(42.1)%
Diluted net income per share	$0.11	$0.19	$(0.08)	(42.1)%
Net Sales
Net sales increased 13.0% during the second quarter of 2012 as compared with the second quarter of 2011, due primarily to an increase in the number of orders shipped, partially offset by a decrease in the average shipment value. Net sales in the U.S. increased 13.1% to $76.6 million for the second quarter of 2012, compared with $67.7 million for the same quarter last year. U.S. engagement net sales for the second quarter of 2012 increased 19.2% to $52.4 million, compared to $43.9 million for the second quarter of 2011. U.S. non-engagement net sales for the second quarter 2012 increased 1.7% to $24.2 million, compared to $23.8 million for the second quarter 2011.
International net sales increased 12.6% to $14.4 million from $12.8 million in the second quarter of 2011. Internally, we monitor our international sales performance on a non-GAAP basis which eliminates the positive or negative effects that result from translating international sales into U.S. dollars (“constant exchange rate basis”). Changes in foreign exchange rates during the second quarter of 2012, compared to the rates in effect during the second quarter of 2011, had a negative impact of approximately 3.7% on international sales. Excluding the impact of changes in foreign exchange rates, international net sales increased 16.3% for the second quarter of 2012 compared to the second quarter of 2011.

Gross Profit

Gross profit in the second quarter of 2012 remained the same as gross profit in the second quarter of 2011 at $17.2 million. Gross profit as a percentage of net sales decreased to 18.9% for the second quarter of 2012 compared to 21.3% for the second quarter of 2011. The decrease in gross profit as a percentage of net sales resulted from the lower mark-up of our engagement products, and from a shift in product mix. Our engagement products provide lower gross margin as a percentage of revenue than our non-engagement products. In the second quarter of 2012, sales of our engagement products grew faster than our non-engagement products and equaled 70.2% of our total revenue versus 67.3% in the second quarter of 2011.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 15.1% to $14.9 million in the second quarter of 2012 compared to $12.9 million in the second quarter of 2011. Marketing and advertising costs increased $1.4 million in the second quarter of 2012, primarily due to increased spending on online marketing vehicles and other marketing efforts to acquire new customers in our domestic and international markets. Compensation and benefits expense increased $0.5 million due to increased headcount to support key business initiatives coupled with increased variable incentive compensation accruals. These expense increases were partially offset by a $0.5 million decrease in stock based compensation expense. This decrease is primarily due to the turnover of our chief executive officer ("CEO") position, resulting in a lower number of options outstanding at a lower option fair value. As a percentage of net sales, selling, general and administrative expenses were 16.3% in the second quarter of 2012 compared to 16.0% in the second quarter of 2011.
Operating Income
Operating income was $2.3 million in the second quarter of 2012 compared to $4.3 million in the second quarter of 2011. The decrease in operating income is primarily due to the $2.0 million increase in selling, general and administrative expenses.
Income Taxes
Our effective tax rate increased to 35.2% in the second quarter of 2012 from 34.9% in the second quarter of 2011. The increase was primarily due to certain international expenses that are capitalized for income tax purposes but expensed in the financial statements.

Comparison of the Year to Date Ended July 1, 2012 to the Year to Date Ended July 3, 2011
The following table presents our operating results for the years to date ended July 1, 2012 and July 3, 2011, including a comparison of the financial results for these periods (dollars in thousands, except per share data):

	Year to date ended
	July 1, 2012	July 3, 2011	$ Change	% Change
Net sales	$174,084	$160,702	$13,382	8.3%
Cost of sales	141,615	126,609	15,006	11.9%
Gross profit	32,469	34,093	(1,624)	(4.8)%
Selling, general and administrative expenses	29,926	26,321	3,605	13.7%
Operating income	2,543	7,772	(5,229)	(67.3)%
Other income, net:
Interest income	85	83	2	2.4%
Other income, net	80	81	(1)	(1.2)%
Total other income, net	165	164	1	0.6%
Income before income taxes	2,708	7,936	(5,228)	(65.9)%
Income tax expense	976	2,676	(1,700)	(63.5)%
Net income	$1,732	$5,260	$(3,528)	(67.1)%
Basic net income per share	$0.13	$0.36	$(0.23)	(63.9)%
Diluted net income per share	$0.12	$0.35	$(0.23)	(65.7)%

Net Sales
Net sales increased 8.3% during the year to date ended July 1, 2012, compared with the year to date ended July 3, 2011, due primarily to an increase in the number of orders shipped, partially offset by a decrease in the average shipment value. Net sales in the U.S. increased 7.9% to $145.6 million during the year to date ended July 1, 2012, compared with $135.0 million during the year to date ended July 3, 2011. U.S. engagement net sales for the year to date ended July 1, 2012 increased to $98.8 million from $88.9 million for the year to date ended July 3, 2011. U.S. non-engagement net sales for the year to date ended July 1, 2012 were $46.8 million, compared to $46.1 million for the year to date ended July 3, 2011.
International sales increased 10.8% in the year to date ended July 1, 2012 to $28.5 million, from $25.7 million in the year to date ended July 3, 2011. Foreign exchange rates during the year to date ended July 1, 2012, compared to the rates in effect during the year to date ended July 3, 2011, had a negative impact of approximately 1.7% on international sales. Excluding the impact of changes in foreign exchange rates, international sales increased 12.5% in the year to date ended July 1, 2012 over the year to date ended July 3, 2011.
Gross Profit
Gross profit decreased $1.6 million to $32.5 million in the year to date ended July 1, 2012 compared to $34.1 million in the year to date ended July 3, 2011. The decrease in gross margin dollars resulted primarily from lower mark-ups on engagement products and product mix. Gross profit as a percentage of net sales was 18.7% in the year to date ended July 1, 2012 as compared to 21.2% in the year to date ended July 3, 2011. This percentage decrease was primarily due to product mix. Engagement sales equaled 69.9% of our total year to date revenue versus 68.1% in the prior year.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 13.7% to $29.9 million in the year to date ended July 1, 2012 compared to $26.3 million in the year to date ended July 3, 2011. Marketing and advertising costs increased $2.6 million, primarily due to increases in online marketing vehicles and other marketing efforts to acquire new customers in our domestic and international markets. Compensation and benefits expense increased $0.5 million primarily due to increased headcount to support key business initiatives. Accounting and legal fees increased $0.3 million due to international expansion and strategic initiatives. Recruiting fees of $0.3 million related to our CEO search also contributed to the increase in selling, general and administrative expenses. These increases were partially offset by a decrease in stock-based compensation expense of $1.0 million primarily due to turnover in our CEO position. Our former CEO had more options outstanding at higher option fair values than those held by our current CEO. As a percentage of net sales, selling, general and administrative expenses were 17.2% in the year to date ended July 1, 2012, as compared to 16.4% in the year to date ended July 3, 2011.
Operating Income
Operating income decreased 67.3% to $2.5 million in the year to date ended July 1, 2012 compared to $7.8 million in the year to date ended July 3, 2011. The decrease in operating income for the year to date ended July 1, 2012 was due to increased selling, general and administrative expenses coupled with lower gross profit.
Income Taxes
Our effective tax rate increased to 36.0% in the year to date ended July 1, 2012 from 33.7% in the year to date ended July 3, 2011 primarily due to the reversal of a deferred tax asset.
Liquidity and Capital Resources
We have been primarily funded by our cash flows from operations. The significant components of our working capital are inventory and liquid assets such as cash and trade accounts receivable, reduced by accounts payable and accrued expenses. Our business model typically provides certain beneficial working capital characteristics. While we collect cash from sales to customers within several business days of the related sale, we typically have extended payment terms with our suppliers.

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
As of July 1, 2012, working capital totaled $14.0 million, including cash and cash equivalents of $53.7 million and inventory of $26.8 million, partially offset by accounts payable of $62.3 million. We believe that our current cash and cash equivalents as well as cash flows from operations will be sufficient to continue our operations and meet our capital needs for the foreseeable future.
Net cash of $25.8 million was used in operating activities for the year to date ended July 1, 2012, compared to net cash used in operating activities of $29.0 million for the year to date ended July 3, 2011. The decrease in cash used for operating activities was attributable to lower net income, decreasing inventory and receivables balances and a lower net payment of accounts payable, offset by a tax deficiency from stock option exercises. Net payment of accounts payable totaled $33.2 million for the year to date ended July 1, 2012 and $35.4 million for the year to date ended July 3, 2011. In the first quarter of each year, we generally have a significant pay down of our accounts payable balance built up during the previous year’s fourth quarter holiday season. The volume of sales in the fourth quarter of 2011 was lower than the volume of sales in the fourth quarter of 2010, resulting in lower net payment of payables in the year to date ended July 1, 2012 compared to the year to date ended July 3, 2011.
Net cash of $5.5 million was used in investing activities for the year to date ended July 1, 2012. Net cash of $1.5 million was used for the purchases of property and equipment to support our operations. Net cash of $4.0 million was used to purchase preferred shares in a privately-held company and to loan to the same privately-held company in exchange for a note receivable. Net cash of $3.8 million was used in investing activities for the year to date ended July 3, 2011 for purchases of property and equipment primarily related to the move of our corporate offices. Our capital needs are generally relatively low and include, without limitation, investments in technology and website enhancements, capital improvements to our leased warehouse and office facilities, and furniture and equipment.
Net cash used in financing activities for the year to date ended July 1, 2012 was $4.4 million, primarily related to the repurchase of common stock of $8.4 million, partially offset by $4.0 million of proceeds from stock option exercises. Net cash used in financing activities for the year to date ended July 3, 2011 was $6.4 million, primarily related to the repurchase of common stock, partially offset by proceeds from stock option exercises.

On February 7, 2012, our board of directors authorized the repurchase of up to $100.0 million of the Company’s common stock during the 24-month period following the approval date of such repurchase. During the year to date ended July 1, 2012, we repurchased 348,855 shares of our common stock for $10.0 million.
For the third quarter to date through August 1, 2012, we have repurchased an additional 1,143,131 shares of our common stock for $28.9 million. Since the reauthorization on February 7, 2012, we have repurchased 1.5 million shares for a total of $38.8 million, and $61.2 million remains under the repurchase authorization. Since the inception of the buyback program in the first quarter of 2005, we have repurchased 7.5 million shares for a total of $265.3 million. Our shares may be repurchased from time to time in open market transactions or in negotiated transactions off the market. The timing and amount of any shares repurchased is determined by our management based on their evaluation of market conditions and other factors, including our cash needs. Repurchases may also be made under a Rule 10b5-1 plan. We continually assess market conditions, our cash position, operating results, current forecasts and other factors when making decisions about stock repurchases.
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
Contractual Obligations
There have been no material changes to our contractual obligations during the period covered by this report from those disclosed in our Annual Report.
Off-Balance Sheet Arrangements
As of July 1, 2012, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
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
The following table reconciles year-over-year international net sales percentage increases (decreases) from the GAAP sales measures to the non-GAAP constant exchange rate basis:

Quarter ended July 1, 2012	Year over year growth	Effect of foreign exchange movements	Year over year growth on constant exchange rate basis
International net sales	12.6%	(3.7)%	16.3%
Quarter ended July 3, 2011	Year over year growth	Effect of foreign exchange movements	Year over year growth on constant exchange rate basis
International net sales	40.7%	11.0%	29.7%

Year to date ended July 1, 2012	Year over year growth	Effect of foreign exchange movements	Year over year growth on constant exchange rate basis
International net sales	10.8%	(1.7)%	12.5%
Year to date ended July 3, 2011	Year over year growth	Effect of foreign exchange movements	Year over year growth on constant exchange rate basis
International net sales	37.4%	8.5%	28.9%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Our exposure to financial market risk results primarily from fluctuations in interest rates and foreign currency exchange rates. There have been no material changes to our market risks as disclosed in our Annual Report on Form 10-K for the year ended January 1, 2012.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
During the quarter ended July 1, 2012, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed by us in our periodic reports filed or submitted under the Exchange Act with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our certifying officers concluded that as of the end of the period covered by this report these disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended July 1, 2012, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described under Part I, Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2012, as filed with the Securities and Exchange Commission on February 27, 2012.
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
For the quarter ended July 1, 2012, international net sales represented 15.8% of our total net sales. We continue to increase marketing and sales efforts throughout Europe, Canada and the Asia-Pacific region, and anticipate continuing to expand our international sales and operations in the future either by expanding local versions of our website for foreign markets, through acquisitions or alliances with third parties, or through other means. Any international expansion plans we choose to undertake will increase the complexity of our business, require attention from management and other personnel and cause additional strain on our operations, technology systems, financial resources, and our internal financial control and reporting functions. Further, our expansion efforts may be unsuccessful. We have limited experience selling our products in international markets and in conforming to the local cultures, standards or policies necessary to successfully compete in those markets. We cannot be certain that we will be able to expand our global presence if we choose to further expand internationally. In addition, we may have to compete with retailers that have more experience with local markets. Our ability to expand and succeed internationally may also be limited by the demand for our products, the ability to successfully transact in foreign currencies, the ability of our brand to resonate with consumers globally and the adoption of electronic commerce in these markets. Different privacy, censorship and liability standards and regulations, and different intellectual property laws in foreign countries may prohibit expansion into such markets or cause our business and results of operations to suffer.
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
Our board of directors recently appointed a new chief executive officer (“CEO”). There are risks associated with a CEO transition, any of which may harm our business. For example, if the new CEO is unsuccessful at leading the management team and the Company, or is unable to articulate and execute our strategy and vision, our business may be harmed and our stock price may decline.
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
We have and plan to continue to opportunistically repurchase shares of our common stock. Since the inception of our share repurchase program in the first quarter of 2005 through July 1, 2012, we have repurchased 6.4 million shares for a total of $236.5 million. In February 2012, our board of directors authorized the repurchase of up to $100.0 million of our common stock during the subsequent 24-month period. These repurchases and any repurchases we may make in the future may not prove to be at optimal prices and our use of cash for the stock repurchase program may not prove to be the best use of our cash resources and may adversely impact our future liquidity.
Our cash, cash equivalents and short-term investments are subject to a risk of loss based upon the solvency of the financial institutions in which they are maintained and other uses by management.*
We maintain the majority of our cash and cash equivalents in accounts with major financial institutions within the United States in the form of demand deposits, money market accounts, time deposits and U.S. Treasury Bills. Deposits in these institutions may exceed the amounts of insurance provided, or deposits may not at all be covered by insurance. If any of these institutions becomes insolvent, it could substantially harm our financial condition and we may lose some, or all, of such deposits.
In addition, we have used in the past, and may use in the future, our cash and cash equivalents to make investments in certain businesses and ventures as our management thinks appropriate. These investments may decline or we may entirely lose the cash associated with the investment.

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
We are not currently subject to direct federal, state or local regulation other than regulations applicable to businesses generally or directly applicable to retailing and online commerce. However, it is possible that laws and regulations may be adopted with respect to the Internet, which may impede the growth of Internet-based businesses. These regulations and laws may cover issues such as taxation, advertising, intellectual property rights, freedom of expression, pricing, restrictions on imports and exports, customs, tariffs, information security, privacy, data protection, content, distribution, electronic contracts and other communications, the provision of online payment services, broadband residential Internet access, and the characteristics and quality of products and services. Further, the growth of online commerce has prompted calls for more stringent consumer protection laws. Several states have proposed legislation to limit the uses of personal user information gathered online or require online companies to establish privacy policies. The adoption of additional privacy or consumer protection laws could create uncertainty in Internet usage and reduce the demand for our products and services.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Below is a summary of stock repurchases during the quarter ended July 1, 2012.
Issuer Purchases of Equity Securities
(Dollars in thousands except per share amounts)

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs *

April 2, 2012 through April 29, 2012	67,455	$29.63	67,455	$98,001
April 30, 2012 through May 27, 2012	39,000	$26.87	39,000	$96,953
May 28, 2012 through July 1, 2012	242,400	$28.54	242,400	$90,035

Total shares purchased	348,855		348,855

*
On February 7, 2012, our board of directors authorized the repurchase of up to $100.0 million of our common stock within the 24-month period following the approval date of such repurchase. As of July 1, 2012, approximately $90.0 million remains under this repurchase authorization. The shares may be repurchased from time to time in open market transactions or in negotiated transactions off the market. Our management determines the timing and amount of any shares repurchased based on their evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws.

Item 6.	Exhibits
See exhibits listed under the Exhibit Index on page

38.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUE NILE, INC.
Registrant

Date: August 7, 2012	/s/ Terri K. Maupin
Terri K. Maupin
Chief Accounting Officer
(Principal Accounting Officer)

Date: August 7, 2012	/s/ David B. Binder
David B. Binder
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1 (1)	Amended and Restated Certificate of Incorporation of Blue Nile, Inc.
3.2 (2)	Amended and Restated Bylaws of Blue Nile, Inc.
4.1	Reference is made to Exhibits 3.1and 3.2.
4.2 (3)	Specimen Stock Certificate.
4.3 (4)	Amended and Restated Investor Rights Agreement dated June 29, 2001 by and between Blue Nile, Inc. and certain holders of Blue Nile, Inc.’s preferred stock.
10.1 (5)*	Blue Nile Inc. Indemnification Agreement.
10.2 (6)*	2012 Compensation Program for Non-employee Directors.
10.3 (6)*	Form of Stock Option Grant Notice (Non-Employee Director) under the Blue Nile, Inc. 2004 Equity Incentive Plan.
10.4 (6)*	Form of Restricted Stock Unit Grant Notice (Non-Employee Director) under the Blue Nile, Inc. 2004 Equity Incentive Plan.
10.5 (6)*	Offer letter between Blue Nile, Inc. and Julie Yoakum, dated June 7, 2012.
31.1 (6)	Certification of Chief Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2 (6)	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1 (6)**	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
32.2 (6)**	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Denotes a management contract or compensatory plan, contract or agreement, in which the Company’s directors or executive officers may participate.

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

(5)
Previously filed as the like numbered exhibit to Blue Nile, Inc.’s Current Report on Form 8-K (No. 000-50763), as filed with the Securities and Exchange Commission on May 7, 2012, and incorporated by reference herein.

(6)	Filed herewith.