Form 10-Q
period 2012-09-30
BLUE NILE INC
filed 2012-11-06
CIK 1091171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________________________________
FORM 10-Q
 __________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of November 1, 2012 the registrant had 12,497,904 shares of common stock outstanding.

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

BLUE NILE, INC.

PART I. FINANCIAL INFORMATION
Item  1. Financial Statements
BLUE NILE, INC.
Condensed Consolidated Balance Sheets
(in thousands, except par value)

	September 30, 2012	January 1, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$30,237	$89,391
Trade accounts receivable	2,237	2,317
Other accounts receivable	797	2,550
Inventories	28,916	29,267
Deferred income taxes	419	689
Prepaids and other current assets	1,291	1,009
Total current assets	63,897	125,223
Property and equipment, net	8,080	8,340
Intangible assets, net	210	252
Deferred income taxes	7,458	9,053
Note receivable	2,000	—
Other investments	2,000	—
Other assets	153	157
Total assets	$83,798	$143,025
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$66,862	$95,590
Accrued liabilities	5,936	9,396
Current portion of long-term financing obligation	60	59
Current portion of deferred rent	246	211
Total current liabilities	73,104	105,256
Long-term financing obligation, less current portion	640	685
Deferred rent, less current portion	2,236	2,060
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, none issued and outstanding
Common stock, $0.001 par value; 300,000 shares authorized; 20,746 shares and 20,525 shares issued, respectively 12,497 shares and 13,768 shares outstanding, respectively	21	21
Additional paid-in capital	195,947	187,762
Accumulated other comprehensive loss	(137)	(123)
Retained earnings	77,964	74,491
Treasury stock, at cost; 8,249 and 6,757 shares outstanding, respectively	(265,977)	(227,127)
Total stockholders’ equity	7,818	35,024
Total liabilities and stockholders’ equity	$83,798	$143,025
The accompanying notes are an integral part of these condensed consolidated financial statements

BLUE NILE, INC.
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Quarter ended		Year to date ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Net sales	$89,830	$74,987	$263,914	$235,689
Cost of sales	72,900	60,149	214,515	186,758
Gross profit	16,930	14,838	49,399	48,931
Selling, general and administrative expenses	14,264	11,978	44,190	38,299
Operating income	2,666	2,860	5,209	10,632
Other income, net:
Interest income, net	20	33	105	116
Other income (expense), net	16	(20)	96	61
Total other income, net	36	13	201	177
Income before income taxes	2,702	2,873	5,410	10,809
Income tax expense	961	1,004	1,937	3,680
Net income	$1,741	$1,869	$3,473	$7,129
Basic net income per share	$0.14	$0.13	$0.26	$0.50
Diluted net income per share	$0.14	$0.13	$0.25	$0.48
The accompanying notes are an integral part of these condensed consolidated financial statements

BLUE NILE, INC.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	Quarter ended		Year to date ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Net income	$1,741	$1,869	$3,473	$7,129
Other comprehensive income (loss):
Foreign currency translation adjustments	33	(62)	(14)	68
Total comprehensive income	$1,774	$1,807	$3,459	$7,197
The accompanying notes are an integral part of these condensed consolidated financial statements

BLUE NILE, INC.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount		Retained Earnings		Shares	Amount	Total Stockholders’ Equity
Balance, January 2, 2012	20,525	$21	$187,762	$74,491	$(123)	(6,757)	$(227,127)	$35,024
Net income	—	—	—	3,473	—	—	—	3,473
Other comprehensive loss	—	—	—	—	(14)	—	—	(14)
Tax deficiency from exercise of stock options	—	—	(2,556)	—	—	—	—	(2,556)
Exercise of common stock options	217	—	6,803	—	—	—	—	6,803
Issuance of common stock to directors	3	—	90	—	—	—	—	90
Vesting of restricted stock units	1	—	—	—	—	—	—	—
Stock-based compensation	—	—	3,848	—	—	—	—	3,848
Repurchase of common stock	—	—	—	—	—	(1,492)	(38,850)	(38,850)
Balance, September 30, 2012	20,746	$21	$195,947	$77,964	$(137)	(8,249)	$(265,977)	$7,818
The accompanying notes are an integral part of these condensed consolidated financial statements

BLUE NILE, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Year to date ended
	September 30, 2012	October 2, 2011
Operating activities:
Net income	$3,473	$7,129
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,615	2,521
Loss on disposal of property and equipment	31	35
Stock-based compensation	3,831	5,243
Deferred income taxes	1,865	(690)
Tax (deficiency) benefit from exercise of stock options	(2,556)	579
Excess tax benefit from exercise of stock options	(25)	(367)
Changes in assets and liabilities:
Receivables	2,147	(473)
Inventories	351	(2,854)
Prepaid expenses and other assets	(278)	(190)
Accounts payable	(28,881)	(37,123)
Accrued liabilities	(3,451)	(7,065)
Deferred rent and other	(103)	2,097
Net cash used in operating activities	(20,981)	(31,158)
Investing activities:
Purchases of property and equipment	(2,095)	(4,731)
Purchases of other investments	(2,000)	—
Payments for note receivable	(2,000)	—
Net cash used in investing activities	(6,095)	(4,731)
Financing activities:
Repurchase of common stock	(38,850)	(39,325)
Proceeds from stock option exercises	6,803	1,724
Excess tax benefit from exercise of stock options	25	367
Principal payments under long-term financing obligation	(44)	(37)
Net cash used in financing activities	(32,066)	(37,271)
Effect of exchange rate changes on cash and cash equivalents	(12)	58
Net decrease in cash and cash equivalents	(59,154)	(73,102)
Cash and cash equivalents, beginning of period	89,391	113,261
Cash and cash equivalents, end of period	$30,237	$40,159

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,891	$5,932
The accompanying notes are an integral part of these condensed consolidated financial statements

Blue Nile, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.Description of Our Business and Summary of Significant Accounting Policies
The Company
Blue Nile, Inc. (the “Company”) is the leading online retailer of high-quality diamonds and fine jewelry. In addition to sales of diamonds and fine jewelry, the Company provides education, guidance and support to enable customers to more effectively learn about and purchase diamonds and fine jewelry. The Company, a Delaware corporation based in Seattle, Washington, was formed in March 1999. The Company serves consumers in over 40 countries and territories all over the world and maintains its website at www.bluenile.com. Information found on the Company’s website is not incorporated by reference into this Quarterly Report on Form 10-Q or any of its other filings with the Securities and Exchange Commission (the “SEC”).
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

Blue Nile, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note Receivable and Other Investment
On May 2, 2012, the Company purchased $2.0 million in convertible preferred shares in a privately-held company in exchange for a minority stake. The convertible preferred shares are convertible into common stock of the same privately-held company at any time at the Company's option. The convertible preferred shares did not meet the characteristics of in-substance common stock; as such, this investment is accounted for under the cost method.
Also on May 2, 2012, the Company loaned $2.0 million to the same privately-held company in exchange for a note receivable (the “Note”). The Note is convertible into convertible preferred shares upon the occurrence of certain events or at the Company's written election. If not sooner converted, the Note matures on May 1, 2015, at which time the Company is due the entire unpaid principal amount and unpaid interest thereon. The interest on the principal amount outstanding is payable in quarterly installments in cash, until the Note is repaid in full or until the principal amount has been converted. The Note bears interest at LIBOR + 1% as of September 30, 2012. The interest rate increases over the term of the note to a maximum rate of LIBOR + 8%. The Note is recorded at its face amount on the Company's consolidated balance sheet.

Blue Nile, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 2.	Stock-based Compensation
As of September 30, 2012, the Company had four equity plans. Additional information regarding these plans is disclosed in the Annual Report.
Stock-based compensation expense, net of estimated forfeitures, is recognized on a straight-line basis over the vesting period for each stock option.
The fair value of each stock option on the date of grant is estimated using the Black-Scholes-Merton option valuation model.
The following weighted-average assumptions were used for the valuation of stock options granted during the periods presented:

	Quarter ended		Year to date ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Expected term	4 years	4 years	4.31 years	4 years
Expected volatility	57.60%	57.40%	59.06%	57.70%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Risk-free interest rate	0.36%	0.45%	0.74%	1.13%
Estimated weighted-average fair value per stock option granted	$13.68	$15.41	$15.43	$23.00
The assumptions used to calculate the fair value of stock options granted are evaluated and revised, if necessary, to reflect market conditions and the Company’s experience.
A summary of stock option activity for the year to date ended September 30, 2012 is as follows:

	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance, January 2, 2012	2,391	$40.82
Granted	417	32.97
Exercised	(217)	31.32
Canceled	(387)	50.62
Balance, September 30, 2012	2,204	$38.55	6.09	$10,044
Vested and expected to vest at September 30, 2012	2,100	$38.64	5.95	$9,689
Exercisable, September 30, 2012	1,455	$39.39	4.61	$7,393

The aggregate intrinsic value in the table above is before applicable income taxes and represents the amount recipients would have received if all stock options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price on such date.
The total intrinsic value of stock options exercised during the year to date ended September 30, 2012 was $1.6 million. During the year to date ended September 30, 2012, the total fair value of stock options vested was $3.4 million. As of September 30, 2012, the Company had total unrecognized compensation costs related to unvested stock options of $9.9 million, before income taxes. The Company expects to recognize this cost over a weighted average period of 3.01 years.

Blue Nile, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 3.	Inventories
Inventories are stated at cost and consist of the following (in thousands):

	September 30, 2012	January 1, 2012
Loose diamonds	$1,802	$1,607
Fine jewelry and other	27,114	27,660
Total	$28,916	$29,267

Blue Nile, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 4.	Net Income Per Share
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
The following tables set forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Quarter ended		Year to date ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Net income	$1,741	$1,869	$3,473	$7,129
Weighted average common shares outstanding	12,677	13,996	13,439	14,375
Basic net income per share	$0.14	$0.13	$0.26	$0.50
Dilutive effect of stock options and restricted stock units	193	366	204	531
Common stock and common stock equivalents	12,870	14,362	13,643	14,906
Diluted net income per share	$0.14	$0.13	$0.25	$0.48

For the quarter and year to date ended September 30, 2012, the Company excluded 1,369,231 and 1,391,654 stock option shares, respectively, from the computation of diluted net income per share due to their antidilutive effect. For the quarter and year to date ended October 2, 2011, the Company excluded 1,188,821 and 743,287 stock option shares, respectively, from the computation of diluted net income per share due to their antidilutive effect.

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
Management Overview
We are the leading online retailer of high-quality diamonds and fine jewelry. We offer our products for sale through the www.bluenile.com website in over 40 countries and territories throughout the world. Our primary focus is on growing our business by providing unparalleled selection and value to consumers and delivering exceptional customer service.
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
We are focused on accelerating the sales growth rate of our business through initiatives across three main categories: 1) the sale of engagement products in the U.S.; 2) the sale of non-engagement products in the U.S.; and 3) the sale of both engagement and non-engagement products in international markets. The engagement product category includes gold or platinum engagement rings with a diamond center stone and loose diamonds.  Our non-engagement product category includes rings, earrings, necklaces, pendants, bracelets, gifts and accessories containing precious metals, diamonds, gemstones, or pearls.
We believe that value is one of the most important drivers of engagement sales, and the current costs of diamonds is a significant factor to our growth rate. Generally, we purchase our diamonds on a real time basis from our suppliers when a customer places an order for a specific diamond. When the cost of diamonds is relatively steady or declines, we believe that our business benefits because we are able to immediately pass those lower costs on to consumers. Throughout 2012, we have benefited from a year-over-year decrease in the cost of diamonds. These lower costs, along with our aggressive retail pricing, increases our value proposition compared to our bricks and mortar competitors, who are carrying diamond inventory that was purchased months earlier at higher costs.
To accelerate growth in our non-engagement category, we are concentrating our marketing efforts on acquiring new customers. We are also investing to increase the number of products offered on our website to appeal to a greater number of customers. The total addressable market for the sale of non-engagement products is much greater than that for engagement, and we believe our brand is well positioned to attract new customers. Additionally, we believe that customers who purchase our non-engagement products will return to place orders in the future at a higher cumulative value than those who initially purchased an engagement product. The higher value of future purchases, coupled with relatively higher gross profit as a percentage of revenue than we earn selling our engagement products, creates a compelling opportunity for us to invest in this category for growth. During the first three quarters of 2012, these investments increased our selling, general and administrative expenses and increased the amount of inventory we carried compared to the same period last year. We believe that these investments will lead to increased growth in this category of our business and provide higher profitability over the long-term.
As part of our plan to accelerate growth in our international business, we are increasing our investment to provide a greater localized experience in key countries. This includes expanded website functionality, increased product offerings, native language websites and customer service personnel, and other strategic investments. Additionally, the pricing dynamics of diamond supply on our engagement products apply to prices offered to our international customers increasing our value proposition compared to our competitors.

Third Quarter of 2012 Summary of Results of Operations
We achieved third quarter net sales of $89.8 million, a 19.8% increase from the third quarter of 2011. Through our increased marketing efforts, orders from new customers increased 22.4% in the third quarter of 2012 compared to the third quarter of 2011. Net sales in our international markets decreased 3.3% from the third quarter of 2011 and comprised approximately 15.5% of our total net sales for the quarter. Our gross profit increased $2.1 million in the third quarter of 2012, a 14.1% increase compared to the third quarter of 2011. Net income per diluted share was $0.14 in the third quarter of 2012, compared to $0.13 for the third quarter of 2011.

Results of Operations
Comparison of the Quarter Ended September 30, 2012 to the Quarter Ended October 2, 2011
The following table presents our operating results for the quarters ended September 30, 2012 and October 2, 2011, including a comparison of the financial results for these periods (dollars in thousands, except per share data):

	Quarter ended
	September 30, 2012	October 2, 2011	$ Change	% Change
Net sales	$89,830	$74,987	$14,843	19.8%
Cost of sales	72,900	60,149	12,751	21.2%
Gross profit	16,930	14,838	2,092	14.1%
Selling, general and administrative expenses	14,264	11,978	2,286	19.1%
Operating income	2,666	2,860	(194)	(6.8)%
Other income, net:
Interest income	20	33	(13)	(39.4)%
Other income (expense), net	16	(20)	36	180.0%
Total other income, net	36	13	23	176.9%
Income before income taxes	2,702	2,873	(171)	(6.0)%
Income tax expense	961	1,004	(43)	(4.3)%
Net income	$1,741	$1,869	$(128)	(6.8)%
Basic net income per share	$0.14	$0.13	$0.01	7.7%
Diluted net income per share	$0.14	$0.13	$0.01	7.7%
Net Sales
Net sales increased 19.8% during the third quarter of 2012 as compared with the third quarter of 2011, due primarily to an increase in the number of orders shipped, partially offset by a decrease in the average shipment value. Net sales in the U.S. increased 25.3% to $75.9 million for the third quarter of 2012, compared with $60.6 million for the same quarter last year. U.S. engagement net sales for the third quarter of 2012 increased 31.5% to $54.1 million, compared to $41.1 million for the third quarter of 2011. U.S. non-engagement net sales for the third quarter 2012 increased 12.0% to $21.8 million, compared to $19.4 million for the third quarter 2011.
International net sales decreased 3.3% to $13.9 million from $14.4 million in the third quarter of 2011 due to a decline in high value orders. Internally, we monitor our international sales performance on a non-GAAP basis which eliminates the positive or negative effects that result from translating international sales into U.S. dollars (“constant exchange rate basis”). Changes in foreign exchange rates during the third quarter of 2012, compared to the rates in effect during the third quarter of 2011, had a negative impact of approximately 1.8% on international net sales. Excluding the impact of changes in foreign exchange rates, international net sales decreased 1.5% for the third quarter of 2012 compared to the third quarter of 2011.

Gross Profit
Gross profit in the third quarter of 2012 increased 14.1% to $16.9 million from $14.8 million in the third quarter of 2011. The increase in gross profit resulted primarily from the growth in net sales. Gross profit as a percentage of net sales was 18.8% for the third quarter of 2012 compared to 19.8% for the third quarter of 2011. The decrease in gross profit as a percentage of net sales resulted primarily from changes in our product mix. Our engagement products provide lower gross profit as a percentage of revenue than our non-engagement products. In the third quarter of 2012, sales of our engagement products grew faster than our non-engagement products and equaled 72.8% of our total revenue versus 70.7% in the third quarter of 2011.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 19.1% to $14.3 million in the third quarter of 2012 compared to $12.0 million in the third quarter of 2011. Compensation and benefits expense increased $1.3 million due to increased headcount to support key business initiatives coupled with increased variable incentive compensation accruals. Marketing and advertising costs increased $0.7 million in the third quarter of 2012, primarily due to increased spending on online marketing vehicles and other marketing efforts to acquire new customers in our domestic and international markets. Credit card interchange and payment processing fees increased approximately $0.4 million in the third quarter of 2012 due primarily to higher sales volumes. These expense increases were partially offset by a $0.4 million decrease in stock based compensation expense. This decrease is primarily due to the turnover of our chief executive officer ("CEO") position, resulting in a lower number of options outstanding at a lower option fair value. As a percentage of net sales, selling, general and administrative expenses were 15.9% in the third quarter of 2012 compared to 16.0% in the third quarter of 2011.
Operating Income
Operating income was $2.7 million in the third quarter of 2012 compared to $2.9 million in the third quarter of 2011. The $0.2 million decrease in operating income is primarily due to the $2.3 million increase in selling, general and administrative expenses partially offset by the $2.1 million increase in gross margin.
Income Taxes
Our effective tax rate increased to 35.6% in the third quarter of 2012 from 35.0% in the third quarter of 2011. The 2012 tax rate includes an increase in permanent differences related to certain international expenses that are capitalized for income tax purposes but expensed in the financial statements.

Comparison of the Year to Date Ended September 30, 2012 to the Year to Date Ended October 2, 2011
The following table presents our operating results for the years to date ended September 30, 2012 and October 2, 2011, including a comparison of the financial results for these periods (dollars in thousands, except per share data):

	Year to date ended
	September 30, 2012	October 2, 2011	$ Change	% Change
Net sales	$263,914	$235,689	$28,225	12.0%
Cost of sales	214,515	186,758	27,757	14.9%
Gross profit	49,399	48,931	468	1.0%
Selling, general and administrative expenses	44,190	38,299	5,891	15.4%
Operating income	5,209	10,632	(5,423)	(51.0)%
Other income, net:
Interest income	105	116	(11)	(9.5)%
Other income, net	96	61	35	57.4%
Total other income, net	201	177	24	13.6%
Income before income taxes	5,410	10,809	(5,399)	(49.9)%
Income tax expense	1,937	3,680	(1,743)	(47.4)%
Net income	$3,473	$7,129	$(3,656)	(51.3)%
Basic net income per share	$0.26	$0.50	$(0.24)	(48.0)%
Diluted net income per share	$0.25	$0.48	$(0.23)	(47.9)%

Net Sales
Net sales increased 12.0% during the year to date ended September 30, 2012, compared with the year to date ended October 2, 2011, due primarily to an increase in the number of orders shipped, partially offset by a decrease in the average shipment value. Net sales in the U.S. increased 13.3% to $221.5 million during the year to date ended September 30, 2012, compared with $195.6 million during the year to date ended October 2, 2011. U.S. engagement net sales for the year to date ended September 30, 2012 increased to $152.9 million from $130.0 million for the year to date ended October 2, 2011. U.S. non-engagement net sales for the year to date ended September 30, 2012 were $68.6 million, compared to $65.5 million for the year to date ended October 2, 2011.
International net sales increased 5.7% in the year to date ended September 30, 2012 to $42.4 million, from $40.1 million in the year to date ended October 2, 2011. Foreign exchange rates during the year to date ended September 30, 2012, compared to the rates in effect during the year to date ended October 2, 2011, had a negative impact of approximately 1.8% on international net sales. Excluding the impact of changes in foreign exchange rates, international net sales increased 7.5% in the year to date ended September 30, 2012 over the year to date ended October 2, 2011.
Gross Profit
Gross profit increased $0.5 million to $49.4 million in the year to date ended September 30, 2012 compared to $48.9 million in the year to date ended October 2, 2011. The increase in gross margin dollars resulted primarily from an increase in net sales. Gross profit as a percentage of net sales was 18.7% in the year to date ended September 30, 2012 as compared to 20.8% in the year to date ended October 2, 2011. This percentage decrease was primarily due to product mix. Engagement net sales was 70.9% of our total year to date revenue versus 68.9% in the prior year.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 15.4% to $44.2 million in the year to date ended September 30, 2012 compared to $38.3 million in the year to date ended October 2, 2011. Marketing and advertising costs increased $3.4 million, primarily due to increases in online marketing vehicles and other marketing strategy efforts to acquire new customers in our domestic and international markets. Compensation and benefits expense increased $1.8 million due to increased headcount to support key business initiatives and higher incentive compensation accruals. Credit card interchange and payment processing fees increased approximately $0.6 million due to higher sales volumes. Accounting and legal fees increased $0.3 million due to international expansion and strategic initiatives. Recruiting fees of $0.3 million primarily related to our CEO search also contributed to the increase in selling, general and administrative expenses. Credit card fraud reserve increased $0.2 million primarily due to higher fraud write-offs during the quarter. These increases were partially offset by a decrease in stock-based compensation expense of $1.4 million primarily due to turnover in our CEO position as our former CEO had more options outstanding at higher option fair values than those held by our current CEO. As a percentage of net sales, selling, general and administrative expenses were 16.7% in the year to date ended September 30, 2012, as compared to 16.2% in the year to date ended October 2, 2011.
Operating Income
Operating income decreased 51.0% to $5.2 million in the year to date ended September 30, 2012 compared to $10.6 million in the year to date ended October 2, 2011. The decrease in operating income for the year to date ended September 30, 2012 was due to an increase in selling, general and administrative expenses.
Income Taxes
Our effective tax rate increased to 35.8% in the year to date ended September 30, 2012 from 34.0% in the year to date ended October 2, 2011. The 2012 tax rate includes an increase in permanent differences related to international expenses that are capitalized for income tax purposes but expensed in the financial statements.
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

Our liquidity is primarily dependent upon our net cash from operating activities. Our net cash from operating activities is sensitive to many factors, including changes in working capital and the timing and magnitude of expenditures. Working capital at any specific point in time is dependent upon many variables, including our operating results, seasonality, inventory management and assortment expansion, the timing of cash receipts and payments, and vendor payment terms.
As of September 30, 2012, we had a working capital deficiency of $9.2 million, including cash and cash equivalents of $30.2 million and inventory of $28.9 million, offset by accounts payable of $66.9 million. Current levels of cash and cash equivalents reflect the strategic decision to repurchase $38.9 million of our common stock shares in the year to date, resulting in the negative working capital. We believe that our current cash and cash equivalents as well as cash flows from operations will be sufficient to continue our operations and meet our capital needs for the foreseeable future.
Net cash of $21.0 million was used in operating activities for the year to date ended September 30, 2012, compared to net cash used in operating activities of $31.2 million for the year to date ended October 2, 2011. The decrease in cash used for operating activities was attributable to a lower net payment of accounts payable and accrued liabilities in the current year. Net payment of accounts payable totaled $28.9 million for the year to date ended September 30, 2012 compared to $37.1 million for the year to date ended October 2, 2011. The net payment of accrued liabilities totaled $3.5 million for the year to date ended September 30, 2012 compared to $7.1 million for the year to date ended October 2, 2011. In the first quarter of each year, we generally have a significant pay down of our accounts payable balance built up during the previous year’s fourth quarter holiday season. Net sales in the fourth quarter of 2011 were lower than net sales in the fourth quarter of 2010, resulting in lower net payment of payables in the year to date ended September 30, 2012 compared to the year to date ended October 2, 2011. Further, inventories decreased $0.4 million from January 1, 2012 compared to a $2.9 million increase from January 2, 2011, resulting in a net $2.5 million decrease in cash used for the current year.
Net cash of $6.1 million was used in investing activities for the year to date ended September 30, 2012. Net cash of $2.1 million was used for the purchases of property and equipment to support our operations. Net cash of $4.0 million was used to purchase preferred shares in a privately-held company and a loan to the same privately-held company in exchange for a note receivable. Net cash of $4.7 million was used in investing activities for the year to date ended October 2, 2011 for purchases of property and equipment primarily related to the move of our corporate offices. Our capital needs are generally relatively low and include, without limitation, investments in technology and website enhancements, capital improvements to our leased warehouse and office facilities, and furniture and equipment.
Net cash used in financing activities for the year to date ended September 30, 2012 was $32.1 million, primarily related to the repurchase of common stock of $38.9 million, partially offset by $6.8 million of proceeds from stock option exercises. Net cash used in financing activities for the year to date ended October 2, 2011 was $37.3 million, primarily related to the repurchase of common stock, partially offset by proceeds from stock option exercises.
On February 7, 2012, our board of directors authorized the repurchase of up to $100.0 million of our common stock during the 24-month period following such approval date. During the year to date ended September 30, 2012, we repurchased an aggregate of 1,491,986 shares of our common stock for $38.9 million. Since the reauthorization on February 7, 2012, we have repurchased an aggregate of 1,491,986 shares for a total of $38.9 million. As of September 30, 2012, approximately $61.2 million remains under this repurchase authorization, subject to limitations under Delaware law.
Since the inception of the buyback program in the first quarter of 2005, we have repurchased an aggregate of approximately 7.5 million shares for a total of $265.3 million. Our shares may be repurchased from time to time in open market transactions or in negotiated transactions off the market. The timing and amount of any shares repurchased is determined by our management based on their evaluation of market conditions and other factors, including our cash needs. Repurchases may also be made under a Rule 10b5-1 plan. We continually assess market conditions, our cash position, operating results, current forecasts and other factors when making decisions about stock repurchases.
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
Off-Balance Sheet Arrangements
As of September 30, 2012, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
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
The following table reconciles year-over-year international net sales percentage increases (decreases) from the

GAAP sales measures to the non-GAAP constant exchange rate basis:

Quarter ended September 30, 2012	Year over year growth	Effect of foreign exchange movements	Year over year growth on constant exchange rate basis
International net sales	(3.3)%	(1.8)%	(1.5)%
Quarter ended October 2, 2011	Year over year growth	Effect of foreign exchange movements	Year over year growth on constant exchange rate basis
International net sales	54.8%	8.6%	46.2%

Year to date ended September 30, 2012	Year over year growth	Effect of foreign exchange movements	Year over year growth on constant exchange rate basis
International net sales	5.7%	(1.8)%	7.5%
Year to date ended October 2, 2011	Year over year growth	Effect of foreign exchange movements	Year over year growth on constant exchange rate basis
International net sales	43.2%	8.6%	34.6%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Our exposure to financial market risk results primarily from fluctuations in interest rates and foreign currency exchange rates. There have been no material changes to our market risks as disclosed in our Annual Report on Form 10-K for the year ended January 1, 2012.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
During the quarter ended September 30, 2012, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed by us in our periodic reports filed or submitted under the Exchange Act with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our certifying officers concluded that as of the end of the period covered by this report these disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We expect our quarterly financial results to fluctuate, which may lead to volatility in our stock price.
We expect our net sales and operating results to vary significantly from quarter to quarter due to a number of factors, including changes in:

•	demand for our products;

•	the wholesale costs to acquire quality diamonds and precious metals;

•	our ability to attract visitors to our websites and convert those visitors into customers;

•	general economic conditions, both domestically and globally;

•	our ability to retain existing customers or encourage repeat purchases;

•	our ability to manage our product mix and inventory;

•	the number of marriages and engagement ring customs;

•	consumer tastes and preferences for diamonds and fine jewelry;

•	advertising and other marketing costs;

•	our, or our competitors’ pricing and marketing strategies;

•	the introduction of competitive websites, products, price decreases or improvements;

•	conditions or trends in the diamond and fine jewelry industry;

•	the success of our geographic, service and product line expansions;

•	our ability to manage our operations;

•	the extent to which we provide for and pay taxes;

•
stock-based compensation expense as a result of the nature, timing and amount of stock options and restricted stock units granted, the underlying assumptions used in valuing stock options, the estimated rate of stock option and restricted stock unit forfeitures and other factors;

•	foreign exchange rates;

•	interest rates; and

•	costs of expanding or enhancing our technology or website.
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
A majority of the world’s supply of rough diamonds is controlled by a small number of diamond mining firms. As a result, any decisions made to restrict the supply of rough diamonds by these firms to our suppliers could substantially impair our ability to acquire diamonds at commercially reasonable prices, if at all. We do not currently have any direct supply relationships with these firms. Our ability to acquire diamonds and fine jewelry is also substantially dependent on our relationships with various suppliers. Approximately 21%, 28% and 24% of our payments to our diamond and fine jewelry suppliers for each of the years ended January 1, 2012, January 2, 2011 and January 3, 2010, respectively, were made to our top three suppliers for that year. Our inability to maintain and expand these and other future diamond and fine jewelry supply relationships on commercially reasonable terms or the inability of our current and future suppliers to maintain arrangements for the supply of products sold to us on commercially reasonable terms would substantially harm our business and results of operations. The financial performance and viability of our suppliers are also significantly dependent upon worldwide economic conditions and consumer demand for diamonds and fine jewelry. The failure of any of our principal suppliers to remain financially viable could adversely impact our supply of diamonds and fine jewelry for sale to our customers.
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
For the quarter ended September 30, 2012, international net sales represented 15.5% of our total net sales. We continue to increase marketing and sales efforts throughout Europe, Canada and the Asia-Pacific region, and anticipate continuing to expand our international sales and operations in the future either by expanding local versions of our website for foreign markets, through acquisitions or alliances with third parties, or through other means. Any international expansion plans we choose to undertake will increase the complexity of our business, require attention from management and other personnel and cause additional strain on our operations, technology systems, financial resources, and our internal financial control and reporting functions. Further, our expansion efforts may be unsuccessful. We have limited experience selling our products in international markets and in conforming to the local cultures, standards or policies necessary to successfully compete in those markets. We cannot be certain that we will be able to expand our global presence if we choose to further expand internationally. In addition, we may have to compete with retailers that have more experience with local markets. Our ability to expand and succeed internationally may also be limited by the demand for our products, the ability to successfully transact in foreign currencies, the ability of our brand to resonate with consumers globally and the adoption of electronic commerce in these markets. Different privacy, censorship and liability standards and regulations, and different intellectual property laws in foreign countries may prohibit expansion into such markets or cause our business and results of operations to suffer.
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

We are currently in a CEO transition period.*
Our board of directors recently appointed a new chief executive officer (“CEO”). There are a number of risks associated with a CEO transition, any of which may harm our business. For example, if the new CEO is unsuccessful at leading the management team and the Company, or is unable to articulate and execute our strategy and vision, our business may be harmed and our stock price may decline.
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

Unusual weather patterns could adversely affect the Company's performance.*

Our operating results could be negatively impacted by unusual weather patterns. Frequent or unusually heavy snow, ice or rain storms, hurricanes, floods, tornados or extended periods of unseasonable temperatures could adversely affect our product availability, and ability to deliver products to our customers, which may harm our brand, lead to higher return rates, and negatively impact our performance.   Additionally, significant power outages may result in a loss of sales.  Given the seasonality of our business, unusual weather in the fourth quarter may have a disproportionately larger impact on operating results for the fourth quarter and the full year.

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
We have and plan to continue to opportunistically repurchase shares of our common stock. Since the inception of our share repurchase program in the first quarter of 2005 through September 30, 2012, we have repurchased an aggregate of 7.5 million shares for a total of $265.3 million. In February 2012, our board of directors authorized the repurchase of up to $100.0 million of our common stock during the subsequent 24-month period. Approximately $61.2 million remains under authorization to repurchase as of September 30, 2012. These repurchases and any repurchases we may make in the future may not prove to be at optimal prices and our use of cash for the stock repurchase program may not prove to be the best use of our cash resources and may adversely impact our future liquidity.
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

•	delivery time associated with Internet orders;

•	product offerings that do not reflect consumer tastes and preferences;

•	pricing that does not meet consumer expectations;

•	concerns about the security of online transactions and the privacy of personal information;

•	delayed shipments or shipments of incorrect or damaged products;

•	inconvenience associated with returning or exchanging Internet purchased items; and

•	usability, functions and features of our website.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Below is a summary of stock repurchases during the quarter ended September 30, 2012.
Issuer Purchases of Equity Securities
(Dollars in thousands except per share amounts)

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs *

July 2, 2012 through July 29, 2012	963,300	$25.27	963,300	$65,691
July 30, 2012 through August 26, 2012	179,831	$25.25	179,831	$61,151
August 27, 2012 through September 30, 2012	—	$—	—	$61,151

Total shares purchased	1,143,131		1,143,131

*
On February 7, 2012, our board of directors authorized the repurchase of up to $100.0 million of our common stock within the 24-month period following such approval date. As of September 30, 2012, approximately $61.2 million remains under this repurchase authorization. The shares may be repurchased from time to time in open market transactions or in negotiated transactions off the market. Our management determines the timing and amount of any shares repurchased based on their evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws.

Item 6.	Exhibits
See exhibits listed under the Exhibit Index on page

39.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUE NILE, INC.
Registrant

Date: November 6, 2012	/s/ Terri K. Maupin
Terri K. Maupin
Chief Accounting Officer
(Principal Accounting Officer)

Date: November 6, 2012	/s/ David B. Binder
David B. Binder
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1 (1)	Amended and Restated Certificate of Incorporation of Blue Nile, Inc.
3.2 (2)	Amended and Restated Bylaws of Blue Nile, Inc.
4.1	Reference is made to Exhibits 3.1and 3.2.
4.2 (3)	Specimen Stock Certificate.
4.3 (4)	Amended and Restated Investor Rights Agreement dated June 29, 2001 by and between Blue Nile, Inc. and certain holders of Blue Nile, Inc.’s preferred stock.
10.1 (5)*	Amended and Restated 2012 Compensation Program for Non-employee Directors.
31.1 (5)	Certification of Chief Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2 (5)	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1 (5)**	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
32.2 (5)**	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Denotes a management contract or compensatory plan, contract or agreement, in which the Company’s directors or executive officers may participate.

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