Form 10-K
period 2012-12-30
BLUE NILE INC
filed 2013-02-25
CIK 1091171

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant at July 1, 2012 was approximately $398 million, based on the last trading price of $29.71 per share, excluding approximately 0.2 million shares held by directors and executive officers of the registrant. This calculation does not exclude shares held by organizations whose ownership exceeds 5% of the registrant’s outstanding common stock as of July 1, 2012 that have represented on Schedule 13G filed with the Securities and Exchange Commission that they are registered investment advisers or investment companies registered under Section 8 of the Investment Company Act of 1940.
The number of shares outstanding of the registrant’s common stock as of February 15, 2013 was 12,464,232.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. The proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 30, 2012.

BLUE NILE, INC.

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 30, 2012

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

Overview

Incorporated in 1999 as a Delaware corporation, Blue Nile is the leading online retailer of high quality diamonds and fine jewelry. We offer our products for sale through the bluenile.com website in over 40 countries and territories throughout the world. Our primary focus is on growing our business by providing unparalleled value to consumers and delivering exceptional customer service. Our online business model allows us to avoid many of the costs that are typically incurred by physical retail stores. As a result, we are able to realize lower gross profit margins while remaining profitable. Our lower gross profit margins result from lower retail prices that we offer to our customers. We believe that our unique product selection, connection with our customers through our marketing and customer service efforts, and our competitive pricing will result in increasing our sales and market share. Our principal corporate office is located in Seattle, Washington.

We have the following significant wholly-owned subsidiaries:

•	Blue Nile, LLC (“LLC”), which serves our customers in the U.S., Canada and Asia-Pacific;

•	Blue Nile Worldwide, Inc., which serves our customers in Europe; and

•	Blue Nile Jewellery, Ltd (“Jewellery”), which operates a customer service and fulfillment center in Dublin, Ireland.

Our domestic sales consist of products delivered to customers within the U.S. and our international sales consist of products delivered to customers outside the U.S.. Financial information by geographic area is included in Note 11 to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

We have built a well-respected consumer brand by employing an informative sales process that empowers our customers while offering a broad selection of high quality jewelry at very competitive prices. Our website showcases more than 100,000 independently certified diamonds and styles of fine jewelry, including rings, wedding bands, earrings, necklaces, pendants, bracelets, gifts, and accessories. We specialize in the customization of diamond jewelry with our “Build Your Own” feature that offers customers the ability to customize diamond rings, pendants and earrings. We have developed an efficient online cost structure and a unique supply solution that eliminates traditional layers of diamond wholesalers and brokers, which generally allows us to purchase most of our product offerings at lower prices by avoiding mark-ups imposed by those intermediaries. While we may selectively acquire diamond inventory that we believe will be attractive to our customers, our supply solution enables us to purchase only those diamonds that our customers have ordered. As a result, we are able to minimize the costs associated with carrying diamond inventory and limit our risk of potential mark-downs.

The importance of purchasing diamonds and fine jewelry leads consumers to seek out substantial information and trusted guidance throughout their purchasing process. Our comprehensive website and expertly trained customer service representatives (“diamond and jewelry consultants”) improve the traditional purchasing experience by providing education and detailed product information that enables our customers to objectively compare diamonds and fine jewelry products, and make informed decisions. Our website features an interactive search functionality that allows our customers to quickly find the products that meet their needs from our broad selection of diamonds and fine jewelry.

Business Strategies

Our objective is to maximize our revenue and profitability and increase market share both domestically and internationally by offering exceptional value to our customers through a high quality customer experience that leverages supply chain efficiencies and an efficient cost structure. We have established and will continue to refine our scalable, capital-efficient business model that enables growth with lower working capital requirements than traditional store-based jewelry retailers. We focus on optimizing the cash flow dynamics of our business by managing inventory balances along with vendor payment terms. Over the longer term, our goal is to increase revenues, profit, and cash flow by leveraging our relatively low fixed cost technology and operations infrastructure as we achieve sales increases. In the first quarter of 2012, we announced a new strategic initiative aimed at driving long-term shareholder value by investing in marketing to reach more customers, investing in the expansion of our international business, expanding our product assortment, and more aggressively pricing our products. We are in the early stages of executing our new strategy, but believe this strategy helped us re-accelerate growth in 2012, and we plan to continue to execute this strategy in 2013.

Blue Nile’s Product Offerings and Supplier Relationships

Our merchandise consists of engagement and non-engagement products. The engagement product category includes gold or platinum engagement rings with a diamond center stone and loose diamonds.  Our non-engagement product category includes rings, wedding bands, earrings, necklaces, pendants, bracelets, gifts and accessories containing precious metals, diamonds, gemstones, or pearls. Our core business is the engagement category.

Our online business model, combined with the strength of our supplier relationships, enables us to pursue a dynamic merchandising strategy. Our exclusive diamond supplier relationships allow us to display suppliers’ diamond inventories on the Blue Nile website for sale to consumers without holding the diamonds in our inventory until the products are ordered by customers. We purchase polished diamonds from over 50 suppliers, many of whom have long-standing relationships with us. We typically enter into multi-year agreements with diamond suppliers that provide for certain diamonds to be offered exclusively online to consumers through the Blue Nile website. Our diamond supply agreements have expiration dates ranging from 2013 to 2017. Our diamond suppliers purchase rough and polished diamonds from sources throughout the world. Their ability to supply us with diamonds is dependent upon their ability to procure these diamonds.

While we currently offer over 100,000 independently certified diamonds, we aim to limit our diamond offerings to those possessing characteristics associated with high quality. Accordingly, we offer diamonds with specified characteristics in the areas of shape, cut, color, clarity, and carat weight.

We generally purchase diamonds on a “just in time” basis from our suppliers when a customer places an order for a specific diamond. We then assemble the diamond with a ring, pendant or earring setting from our inventory into customized diamond jewelry according to our customer’s specifications. The finished jewelry is delivered to the customer generally within three to seven business days from the order date and within one business day for Blue Nile Signature diamonds.

We offer a broad range of non-engagement products to complement our selection of high quality customized diamond jewelry. In the case of non-engagement, unlike most diamonds that we sell, we typically take products into inventory before they are ordered by our customers. Our non-engagement products are purchased from over 50 manufacturers, most of whom have long-standing relationships with us. We generally enter into purchase order agreements with suppliers of non-engagement products. These purchase order agreements establish terms for quantity, price, payment and shipping. Additionally, we enter into operating agreements with these suppliers that include product quality requirements, product specifications and shipping procedures. We believe that our current suppliers are able to sufficiently meet our product needs and that there are alternative sources for most products that we purchase.

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

Customer Service and Support

A key element of our business is our ability to provide a high level of customer service and support. We augment our online information resources with knowledgeable, highly trained support staff through our call centers to give customers confidence in their purchases. Our diamond and jewelry consultants are trained to provide guidance on all steps in the process of buying engagement and non-engagement products, including, among other things, the process for selecting an appropriate item, the purchase of that item, financing and payment alternatives, and shipping services. Our commitment to customers is reflected in both high service levels that are provided by our extensively trained diamond and jewelry consultants, as well as in our guarantees and policies. We prominently display all of our guarantees and policies on our website to create an environment of trust. These include policies relating to privacy, security, product availability, pricing, shipping, refunds, exchanges and special orders. We typically offer a return policy of 30 days. We generally do not extend credit to customers except through third-party credit cards. In June 2012, we launched a private label credit card through a sponsoring bank. The Blue Nile Credit Card provides various financing options to our customers and is a new vehicle for promoting loyalty programs and other unique offers to our cardholders.

Fulfillment Operations

Our fulfillment operations are designed to enhance value for our customers by fulfilling orders quickly, securely and accurately. When an order for customized diamond jewelry is received, the third-party supplier who holds the diamond in inventory generally ships it to us, or to independent third-party jewelers with whom we maintain ongoing relationships for assembly, within one to three business days. Upon receipt, the merchandise is sent to assembly for setting and sizing, which is performed by our jewelers or independent third-party jewelers. Each diamond is inspected upon arrival from our suppliers, and each finished product is inspected prior to shipment to a customer. Prompt and secure delivery of our products is a high priority, and we ship nearly all diamond and fine jewelry products via nationally recognized carriers. Loose diamonds and customized diamond jewelry products may be shipped by Blue Nile or by our suppliers or third-party jewelers directly to our customers.

Technology and Systems

Our technology systems use a combination of proprietary, licensed and open-source technologies. We focus our internal development efforts on creating and enhancing the features and functionality of our website and order processing and fulfillment systems to deliver a high quality customer experience. We license third-party information technology systems for our financial reporting, inventory management, order fulfillment and merchandising. We use redundant Internet carriers to minimize the risk of downtime. Our systems are monitored continuously using third-party software, and an on-call team is staffed to respond to any emergencies or unauthorized access in the technology infrastructure.

Seasonality

We generally experience seasonal fluctuations in demand for our products. Our quarterly sales are impacted by various gift giving holidays including Valentine’s Day (first quarter), Mother’s Day (second quarter) and Christmas (fourth quarter). As a result, our quarterly revenue is generally the lowest in the third quarter (as a result of the lack of recognized gift giving holidays) and highest in the fourth quarter. The fourth quarter accounted for approximately 34%, 32%, and 34% of our net sales in the fiscal years ended December 30, 2012, January 1, 2012 and January 2, 2011, respectively.

Competition

The engagement and non-engagement retail market is intensely competitive and highly fragmented. Our primary competition comes from online and offline retailers that offer products within the higher quality segment of the jewelry market. In the future, we may also compete with other retailers that move into the higher quality jewelry segment. Current and potential competitors include the following:

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

We believe that the principal competitive factors in our market are product selection and quality, customer service and support, price, brand recognition, reputation, reliability and trust, website features and functionality, convenience, and delivery performance. We believe that we compete favorably in the market for engagement and non-engagement products by focusing on these factors.

Intellectual Property

We rely on general intellectual property law and contractual restrictions and, to a limited extent, copyrights and patents, to protect our proprietary rights and technology. These contractual restrictions include confidentiality agreements, invention assignment agreements and nondisclosure agreements with employees, contractors, suppliers and strategic partners. Despite the protection of general intellectual property law and our contractual restrictions, it may be possible for a third-party to copy or otherwise obtain and use our intellectual property without our authorization. In addition, we pursue the registration of our trademarks and service marks in the U.S. and certain other countries. However, effective intellectual property protection or enforcement may not be available in every country in which our products and services are made available in the future. In the U.S. and certain other countries, we have registered or have applications pending for “Blue Nile,” the BN logo, the Blue Nile BN stylized logo, “Build Your Own Ring,” “Build Your Own Five-Stone Ring,” “Build Your Own Three Stone Ring,” “Build Your Own Diamond Jewelry,” “Build Your Own Diamond Pendant,” “Build Your Own Earrings,” and “It Starts With The Diamond In Your Mind” as trademarks. We have registered the domain name “bluenile.com.” We have also registered copyrights with respect to images and information set forth on our website and the computer codes incorporated in our website, and filed U.S. patent applications relating to certain features of our website. We also rely on technologies that we license from third parties, particularly software solutions for financial reporting, inventory management, order fulfillment and merchandising.

Employees

At December 30, 2012, we employed 241 full-time employees and 12 part-time employees. We also utilize temporary personnel on a seasonal basis. Our employees are not party to any collective bargaining agreement and we have never experienced an organized work stoppage. We believe our relations with our employees are good.

Available Information

We make available, free of charge, through our website, www.bluenile.com, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports as soon as reasonably practicable after electronically filing such material with or furnishing it to the Securities and Exchange Commission (“SEC”). Our SEC reports, as well as our corporate governance policies and code of ethics, can be accessed through the investor relations section of our website. The information found on our website is not part of this or any other report filed with or furnished to the SEC. All of our filings with the SEC may be obtained at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. For information regarding the operation of the SEC’s Public Reference Room, please contact the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. Amendments to, and waivers from, our code of ethics that apply to our principal executive officer, principal financial officer and principal accounting officer, or persons performing similar functions, and that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K will be disclosed at the website address provided above and, to the extent required by applicable regulations, on a current report on Form 8-K.

Item 1A.	Risk Factors

You should carefully consider the risks described below and elsewhere in this Annual Report on Form 10-K, which could materially and adversely affect our business, results of operations or financial condition. Our business faces significant risks and the risks described below may not be the only risks we face. Additional risks not presently known to us or that we currently believe are immaterial may materially affect our business, results of operations, or financial condition. If any of these risks occur, the trading price of our common stock could decline and you may lose all or part of your investment.

We may not successfully execute our growth strategy, which may have a material adverse impact on our business and financial results.

We are continuing to undertake several important strategic initiatives designed to drive long-term shareholder value. There can be no assurance that we will be able to successfully implement our new strategic initiatives or that the initiatives will improve results. Our strategy involves investing more in marketing to reach more customers, investing more in the expansion of our international business, and expanding our product assortment. We may not be able to successfully implement our new strategic initiatives or the initiatives may result in inadequate return of capital on our investments, higher inventory and lower gross margins and may not result in increased revenue.

Our business results are significantly affected by the value we are able to provide to our customers.

Demand for our products has been highly sensitive to pricing changes, because the success of our business model depends, in part, on our ability to offer quality products to customers at prices that are below those of traditional jewelry retailers. Pricing changes may result from changes in commodity prices or changes in our pricing strategy. The price of commodity products upon which we are substantially dependent are subject to fluctuations arising from changes in supply and demand, competition, and market speculation. Rapid and significant increases in commodity prices, particularly diamond prices, may materially and adversely affect our sales, gross margins, customer experience, and competitive position. Because of our virtual inventory model for loose diamonds, our diamond product prices are much more sensitive to rapid fluctuations in the prices of diamonds than traditional retailers, which typically hold diamonds in inventory. Further, we have and will continue to change our product pricing strategies. Our pricing strategies have and will likely to continue to have a significant impact on our net sales, gross margins, and net income.

General economic factors may materially and adversely affect our financial performance and results of operations.

Our financial performance and results of operations depend significantly on worldwide economic conditions and their impact on consumer spending. Luxury products, such as diamonds and fine jewelry, are discretionary purchases for consumers. Recessionary economic cycles, higher interest rates, higher fuel and energy costs, inflation, levels of unemployment, conditions in the residential real estate and mortgage markets, access to credit, consumer debt levels, unsettled financial markets, and other economic factors that may affect consumer spending or buying habits could materially and adversely affect demand for our products. In addition, volatility in the financial markets and the uncertainty around the U. S. budget has had and may continue to have a negative impact on consumer spending patterns. A reduction in consumer spending or disposable income may affect us more significantly than companies in other industries and companies with a more diversified product offering. In addition, negative national or global economic conditions may materially and adversely affect our suppliers’ financial performance, liquidity and access to capital. This may affect their ability to maintain their inventories, production levels and/or product quality, and could cause them to raise prices, lower production levels or cease their operations.

Economic factors such as increased commodity prices, shipping costs, inflation, higher costs of labor, insurance and healthcare, and changes in and/or interpretations of other laws, regulations, and taxes may also increase our cost of sales and our selling, general and administrative expenses, and otherwise adversely affect our financial condition and results of operations. These rapid significant increases in costs may affect our business disproportionately than our competitors.

Further, any reduction in our sales will affect our liquidity. As discussed under “Liquidity and Capital Resources” in Part II, Item 7 of this Annual Report on Form 10-K, our liquidity is primarily dependent upon our net cash from operating activities. Our net cash from operating activities is sensitive to many factors, including changes in working capital. Working capital at any specific point in time is dependent upon many variables, including our operating results, seasonality, inventory management and assortment expansion, the timing of cash receipts and payments, and vendor payment terms. Further, the interest rate environment and general economic conditions could also impact the investment income we are able to earn on securities we may hold from time to time.

Our financial results may be negatively and materially affected if we are required to collect additional taxes on sales or disclose our customers’ private information to tax authorities.

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

While we believe that current law restricts state and local taxing authorities outside the State of Washington from requiring us to collect sales and use taxes from purchasers located within their jurisdictions, taxing authorities outside the State of Washington have, and in the future could, disagree with our interpretation. For example, a number of states, as well as the U.S. Congress, are considering or have adopted various initiatives designed to require Internet retailers to collect additional sales, use and other taxes. The successful implementation of any such initiatives could require us to collect sales, use and other taxes from purchasers located in additional states. The imposition by federal, state and local governments of various taxes upon Internet commerce could create administrative burdens for us and could significantly decrease our future net sales, or could result in significant liabilities for past sales. Further, given that we sell high value items, sales tax is a significant consideration, and thus additional obligations to collect sales and/or other taxes from customers may materially impact our future sales.

As a result of seasonal fluctuations in our net sales, our quarterly results may fluctuate and could be below expectations.

We have experienced and expect to continue to experience seasonal fluctuations in our net sales. In particular, a disproportionate amount of our net sales has been realized during the fourth quarter as a result of the December holiday season, and we expect this seasonality to continue in the future. Approximately 34%, 32% and 34% of our net sales in the years ended December 30, 2012, January 1, 2012 and January 2, 2011, respectively, were generated during the fourth quarter of each year. In anticipation of increased sales activity during the fourth quarter, we may incur significant additional expenses, including higher inventory of fine jewelry and additional staffing in our fulfillment and customer support operations. If we experience lower than expected net sales during any fourth quarter, it may have a disproportionately large impact on our operating results and financial condition for that year. Further, we may experience an increase in our net shipping costs due to complimentary upgrades, split-shipments, and additional long-zone shipments necessary to ensure timely delivery for the holiday season. We also experience considerable fluctuations in net sales in periods preceding other annual occasions such as Valentine’s Day (first quarter) and Mother’s Day (second quarter). In the future, our seasonal sales patterns may become more pronounced, may strain our personnel and fulfillment activities, and may cause a shortfall in net sales as compared with expenses in a given period, which could substantially harm our business and results of operations.

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

Our success depends on our ability to attract customers in a cost-effective manner. As part of our strategic initiatives, we plan to invest more in marketing. We may not invest in a way that effectively reaches potential consumers or those consumers may not decide to buy from us or the volume of consumers that purchase from us does not yield the intended return on investment. With respect to our marketing channels, we rely on relationships with providers of online services, search engines, directories and other websites and e-commerce businesses to provide content, advertising banners and other links that direct customers to our websites. We rely on these relationships as significant sources of traffic to our website. In particular, we rely on Google as an important marketing channel, if Google changes its algorithms or if competition increases for advertisements on Google, we may be unable to cost-effectively drive qualified consumers to our website.

Our agreements with our marketing providers generally have terms of one year or less. If we are unable to develop or maintain these relationships on acceptable terms, our ability to attract new customers would be harmed. In addition, many of the parties with whom we have online-advertising arrangements could provide advertising services to other companies, including retailers with whom we compete. As competition for online advertising has increased, the cost for these services has also increased. A significant increase in the cost of the marketing vehicles upon which we rely could adversely impact our ability to attract customers in a cost-effective manner and harm our business and results of operations. Further, we use promotions as a way to drive sales, these promotional activities may not drive sales and may adversely affect our gross margins.

We may be unsuccessful in further expanding our operations internationally.

For the fiscal year ended December 30, 2012, international net sales represented 15.6% of our total net sales. We continue to increase marketing and sales efforts throughout Europe, Canada and the Asia-Pacific region, and anticipate continuing to expand our international sales and operations in the future either by expanding local versions of our website for foreign markets, through acquisitions, investments or alliances with third parties, or through other means. Investments in foreign entities may be impaired and lose value, and this risk of loss is heightened by potential changes in the legal and regulatory environment in the international markets where these acquired businesses or joint ventures operate.

Further, any international expansion plans we choose to undertake will increase the complexity of our business, require attention from management and other personnel and cause additional strain on our operations, technology systems, financial resources, and our internal financial control and reporting functions. Further, our expansion efforts may be unsuccessful. We have limited experience selling our products in international markets and in conforming to the local cultures, standards or policies necessary to successfully compete in those markets. We cannot be certain that we will be able to expand our global presence if we choose to further expand internationally. In addition, we may have to compete with retailers that have more experience with local markets. Our ability to expand and succeed internationally may also be limited by the demand for our products, the ability to successfully transact in foreign currencies, the ability of our brand to resonate with consumers globally and the adoption of electronic commerce in these markets. Different privacy, censorship and liability standards and regulations, and different intellectual property laws in foreign countries may prohibit expansion into such markets or cause our business and results of operations to suffer.

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

The number of people who access the internet through devices other than personal computers, including mobile phones, smart phones, handheld computers such as notebooks and tablets, video game consoles, and television set-top devices, has increased dramatically in the past few years. The smaller screen size, functionality, and memory associated with some alternative devices may make the use of our website and purchasing our products more difficult; and the versions of our website developed for these devices may not be compelling to consumers. Each manufacturer or distributor may establish unique technical standards for its devices, and our website may not work or be viewable on these devices as a result. As new devices and new platforms are continually being released, it is difficult to predict the problems we may encounter in developing versions of our website for use on these alternative devices and we may need to devote significant resources to the creation, support, and maintenance of such devices. If we are unable to attract consumers to our website through these devices or are slow to develop a version of our website that is more compatible with alternative devices, we may fail to capture a significant share of consumers in the market for diamonds and fine jewelry, which could adversely affect our business.

Further, we may be required to upgrade existing technologies or business applications, or implement new technologies or business applications. Our results of operations may be affected by the timing, effectiveness and costs associated with the successful implementation of any upgrades or changes to our systems and infrastructure.

The success of our business may depend on our ability to successfully expand our product offerings.

A component of our strategy is to expand our product offerings beyond our current offerings. If we offer new products that are not accepted by consumers, our net sales may fall short of expectations, our brand and reputation could be adversely affected, and we may incur substantial expenses that are not offset by increased net sales. Expansion of our product lines may also increase our inventory levels and strain our management and operational resources.

Our supplier relationships are a key component of our business.

A majority of the world’s supply of rough diamonds is controlled by a small number of diamond mining firms. As a result, any decisions made to restrict the supply of rough diamonds by these firms to our suppliers could substantially impair our ability to acquire diamonds at commercially reasonable prices, if at all. We do not currently have any direct supply relationships with these firms. Our ability to acquire diamonds and fine jewelry is also substantially dependent on our relationships with various suppliers. Approximately 14%, 21% and 28% of our payments to our diamond and fine jewelry suppliers for each of the years ended December 30, 2012, January 1, 2012 and January 2, 2011 were made to our top three suppliers for that year. The top three suppliers may change from year to year. Our inability to maintain and expand these and other future diamond and fine jewelry supply relationships on commercially reasonable terms or the inability of our current and future suppliers to maintain arrangements for the supply of products sold to us on commercially reasonable terms would substantially harm our business and results of operations. The financial performance and viability of our suppliers are also significantly dependent upon worldwide economic conditions and consumer demand for diamonds and fine jewelry. The failure of any of our principal suppliers to remain financially viable could adversely impact our supply of diamonds and fine jewelry for sale to our customers. Further, we typically have exclusive online supply relationships with our diamond suppliers. If we were no longer able to maintain these exclusive relationships with key suppliers, this may adversely impact our diamond supply and may harm our business results of operations.

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

Except for loose diamonds, substantially all of the fine jewelry we sell is from our physical inventory.  We are faced with the constant challenge of balancing our inventory levels with our ability to meet our customer needs. Based on internally generated projections, we purchase jewelry and jewelry components. These projections are based on many unknown assumptions around consumer demand, fashion trends, time to manufacture, pricing, etc.. If these inventory projections are too high, our inventory may be too high, which may result in lower retail prices and gross margins, risk of obsolescence, and harm to our financial results. Conversely, if these projections are too low, and we underestimate the consumer demand for our products, we are exposed to lost business opportunities which could have a material adverse effect on our business, results of operations, financial condition, and cash flows. Additionally, as we increase our product offerings, we may be forced to increase inventory levels, which will increase our risks related to our inventory. A key component of our strategy is to increase our product assortment, as we expand our product assortment, we have heightened inventory risks.

We may not succeed in sustaining and promoting the Blue Nile brand, which would prevent us from acquiring customers and increasing our net sales.

A component of our future growth is the continued establishment and promotion of the Blue Nile brand. Due to the competitive nature of the market for diamonds and fine jewelry, if we do not sustain and promote our brand and branded products, we may fail to build the critical mass of customers required to substantially increase our net sales. Promoting and positioning our brand will depend largely on the success of our marketing and merchandising efforts and our ability to provide a consistent, high quality product and customer experience. To promote our brand and products, we have incurred and will continue to incur substantial expenses related to advertising and other marketing efforts. These expenses may not result in increased consumer demand for our products, which would negatively impact our financial results.

A critical component of our brand promotion strategy is establishing a relationship of trust with our customers, which we believe can be achieved by providing a high quality customer experience. In order to provide a high quality customer experience, we have invested and will continue to invest substantial amounts of resources in the development and functionality of our website, technology infrastructure, fulfillment operations and customer service operations. Our ability to provide a high quality customer experience is also dependent, in large part, on external factors over which we may have little or no control, including, without limitation, the reliability and performance of our suppliers, third-party jewelry assemblers, third-party carriers, third party diamond grading labs, and networking vendors. During our peak seasons, we rely on temporary employees to supplement our full-time customer service and fulfillment employees. Temporary employees may not have the same level of commitment to our customers as our full-time employees. If our customers are dissatisfied with the quality of the products or the customer service they receive, or if we are unable to deliver products to our customers in a timely manner or at all, our customers may stop purchasing products from us. We also rely on third parties for information, including product characteristics and availability that we present to consumers on our website, which may, on occasion, be inaccurate. Our failure to provide our customers with high quality products and high quality customer experiences for any reason could substantially harm our reputation and adversely impact our efforts to develop Blue Nile as a trusted brand. The failure of our brand promotion activities could adversely affect our ability to attract new customers and maintain customer relationships, and, as a result, substantially harm our business and results of operations.

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

We devote significant resources to address security vulnerabilities including the use of encryption and authentication technology licensed from third parties to effect secure transmission of confidential information, including credit card numbers. Advances in computer capabilities, human errors, and new discoveries in the field of cryptography or other developments may result in a compromise or breach of the technology used by us to protect customer transaction data. In addition, any party who is able to illicitly obtain a user’s password could access the customer’s transaction data. An increasing number of websites and Internet companies have reported breaches of their security.

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

System interruptions that impair customer access to our website would damage our reputation and brand and substantially harm our business and results of operations.

The satisfactory performance, reliability and availability of our website, transaction processing systems and network infrastructure are critical to our reputation, our ability to attract and retain customers, and to maintain adequate customer service levels. Any future systems interruptions, downtime or technical difficulties that result in the unavailability of our website or reduced order fulfillment performance could result in negative publicity, damage our reputation and brand, and cause our business and results of operations to suffer. We may be susceptible to such disruptions in the future. We may also experience temporary system interruptions for a variety of other reasons in the future, including power failures, failures of Internet service and telecommunication providers, software or human errors, or an overwhelming number of visitors trying to reach our website during periods of strong seasonal demand or promotions. Because we are dependent, in part, on third parties for the implementation and maintenance of certain aspects of our systems and because some of the causes of system interruptions may be outside of our control, we may not be able to remedy such interruptions in a timely manner, or at all.

Our corporate headquarters, primary fulfillment center, and the co-location facility which houses our computer and communication systems are located in Seattle, Washington. A natural disaster in Seattle, Washington may result in significant physical damage to or closure of one or more of these facilities, and significantly interrupt our customer service and fulfillment center operations, which could adversely affect our results of operations. Additionally, our systems and operations are vulnerable to damage or interruption from human error, fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, break-ins, and similar events. We do not presently have redundant systems in multiple locations and our business interruption insurance may be insufficient to compensate us for losses that may occur. Any interruptions in our fulfillment center operations for any significant period of time could damage our reputation and brand and substantially harm our business and results of operations.

Our stock price has been volatile historically, and may continue to be volatile. Further, the sale of our common stock by significant stockholders may cause the price of our common stock to decrease.

The trading price of our common stock has been and may continue to be subject to wide fluctuations. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements by us or our competitors, including announcements relating to strategic decisions or key personnel, service disruptions, changes in financial estimates and recommendations by security analysts, the operating and stock price performance of other companies that investors may deem comparable to us, volatility in the financial markets, and news reports relating to trends in our markets or general economic conditions. The impact of these events and factors on our stock price is amplified by the relatively low number of our shares on the market.

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

Repurchases of our common stock or other investments we may make may not prove to be the best use of our cash resources.

We have and plan to continue to opportunistically repurchase shares of our common stock. Since the inception of our share repurchase program in the first quarter of 2005 through December 30, 2012, we have repurchased an aggregate of 7.5 million shares for a total of $265.3 million. In February 2012, our board of directors authorized the repurchase of up to $100.0 million of our common stock during the subsequent 24-month period. Approximately $61.2 million remains under authorization to repurchase as of December 30, 2012. These repurchases and any repurchases we may make in the future may not prove to be at optimal prices and our use of cash for the stock repurchase program may not prove to be the best use of our cash resources and may adversely impact our future liquidity.
In addition, we have used in the past, and may use in the future, our cash and cash equivalents to make investments in certain businesses and ventures as our management thinks appropriate. These investments may decline in value after they are made or we may entirely lose the cash associated with the investment.

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

Unusual weather patterns could adversely affect the Company's performance.

Our operating results could be negatively impacted by unusual weather patterns. Frequent or unusually heavy snow, ice or rain storms, hurricanes, floods, tornadoes or extended periods of unseasonable temperatures could adversely affect our product availability, and ability to deliver products to our customers, which may harm our brand, lead to higher return rates, and negatively impact our performance.   Additionally, significant power outages may result in a loss of sales.  Given the seasonality of our business, unusual weather in the fourth quarter may have a disproportionately larger impact on operating results for the fourth quarter and the full year.

We rely on our suppliers, third-party carriers and third-party jewelers as part of our fulfillment process, and these third parties may fail to adequately serve our customers.

We significantly rely on our suppliers to promptly ship us diamonds ordered by our customers. Any failure by our suppliers to sell and ship such products to us in a timely manner will have an adverse effect on our ability to fulfill customer orders and harm our business and results of operations. Our suppliers, in turn, rely on third-party carriers to ship diamonds to us, and in some cases, directly to our customers. We also rely on a limited number of third-party carriers to deliver inventory to us and product shipments to our customers. We and our suppliers are therefore subject to the risks, including employee strikes, inclement weather, power outages, national disasters, rising fuel costs and financial constraints associated with such carriers’ abilities to provide delivery services to meet our and our suppliers’ shipping needs. In addition, for some customer orders we rely on third-party jewelers to assemble and ship the product. Our suppliers’, third-party carriers’ or third-party jewelers’ failure to deliver high quality products to us or our customers in a timely manner or to otherwise adequately serve our customers would damage our reputation and brand and substantially harm our business and results of operations.

We have foreign exchange risk.

The results of operations of certain of our subsidiaries are exposed to foreign exchange rate fluctuations. Upon translation from foreign currency into U.S. dollars, operating results may differ materially from expectations, and we may record significant gains or losses.

Additionally, we allow customers to purchase our products in 24 foreign currencies. This exposes us to foreign exchange rate fluctuations and we may record significant gains or losses as a result of such fluctuations. We price our diamonds based on costs denominated in U.S. dollars. Therefore, when the U.S. dollar strengthens, the retail prices of our products in international markets will become more expensive and sales may decline.

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

Our net sales and results of operations are highly dependent on the demand for diamonds and diamond jewelry, particularly engagement rings. Should prevailing consumer tastes for diamonds decline, customs with respect to engagement shift away from the presentation of diamond jewelry, or if there is a reduced rate of marriages, demand for our products would decline and our business and results of operations would be substantially harmed.

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

We rely on a combination of patent, trademark, trade secret and copyright law, and contractual restrictions to protect our intellectual property. These afford only limited protection. Despite our efforts to protect and enforce our proprietary rights, unauthorized parties have attempted, and may in the future attempt, to copy aspects of our website features, compilation and functionality or to obtain and use information that we consider as proprietary, such as the technology used to operate our website, our content and our trademarks. We have registered or have applications pending for, “Blue Nile,” the BN logo, the Blue Nile BN stylized logo, “Build Your Own Ring”, “Build Your Own Five-Stone Ring,” “Build Your Own Three Stone Ring,” “Build Your Own Diamond Jewelry,” “Build Your Own Diamond Pendant,” and “Build Your Own Earrings” as trademarks in the United States and in certain other countries. Our competitors have, and other competitors may, adopt service names similar to ours, thereby impeding our ability to build brand identity and possibly leading to consumer confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of the term Blue Nile or our other trademarks. Any claims or consumer confusion related to our trademarks could damage our reputation and brand and substantially harm our business and results of operations.

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

New regulations related to conflict minerals could adversely impact our business.
The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals, originating from the Democratic Republic of Congo (the "DRC") and adjoining countries. As a result, in August 2012 the SEC adopted annual disclosure and reporting requirements for those companies who use conflict minerals mined from the DRC and adjoining countries in their products. These new requirements will require due diligence efforts in fiscal 2013, with initial disclosure requirements beginning in May 2014. There will be costs associated with complying with these disclosure requirements, including those that may be incurred in conducting due diligence procedures to determine the sources of conflict minerals used in our products and other potential changes to products, processes or sources of supply as a consequence of such verification activities. The implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in our products. As there may be only a limited number of suppliers offering conflict free conflict minerals, we cannot be sure that we will be able to obtain necessary conflict free conflict minerals from such suppliers in sufficient quantities or at competitive prices. Also, we may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we may implement.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of December 30, 2012, our operational facilities consisted of four separate locations: a corporate headquarters and a fulfillment center, both located in Seattle, Washington, a fulfillment center located in Dublin, Ireland, and an office space in Shanghai, People's Republic of China. Our corporate headquarters consists of approximately 35,000 square feet of office space and is subject to a lease that expires in August 2021. Our U.S. fulfillment center consists of approximately 27,000 square feet of warehouse space and is subject to a lease that expires in October 2014. Our Ireland fulfillment center consists of approximately 10,000 square feet of combined office and warehouse space and is subject to a lease expiring in December 2016. Our Shanghai, China office space consists of approximately 900 square feet and is subject to a lease expiring in December 2013. Certain of the leases include renewal provisions at our option. We believe that the facilities housing our fulfillment centers will be adequate to meet our current requirements for our operations and that suitable additional or substitute space will be available as needed.

Item 3.	Legal Proceedings

See discussion of legal proceedings in Note 4 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Dividend Policy

Our common stock is quoted on The NASDAQ Stock Market LLC under the symbol “NILE.” On February 15, 2013, we had approximately 120 stockholders of record.

The following table sets forth the high and low sales prices of our common stock for fiscal years 2012 and 2011. The quotations are as reported in published financial sources.

	High	Low
Fiscal year 2012:
First Quarter	$44.99	$32.75
Second Quarter	$34.17	$25.59
Third Quarter	$43.54	$22.94
Fourth Quarter	$43.00	$34.46
Fiscal year 2011:
First Quarter	$64.45	$49.70
Second Quarter	$59.14	$42.30
Third Quarter	$48.55	$30.32
Fourth Quarter	$50.00	$30.34

We have not paid cash dividends on our common stock since inception, and it is not anticipated that cash dividends will be paid on shares of our common stock in the foreseeable future. Future payment of dividends, if any, will be at the discretion of our board of directors.

Performance Measurement Comparison(1)

The following graph compares the total cumulative stockholder return on the Company’s common stock with the total cumulative return of the NASDAQ Market Index and the RDG Internet Composite Index for the five-year period ending on December 30, 2012, our 2012 fiscal year end. Historical stock price performance should not be relied upon as an indication of future stock price performance.

(1) This Section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any of our filings under the 1933 Act or the 1934 Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

(2) Assumes $100 was invested on December 30, 2007 at the closing price on this day, in Blue Nile’s common stock and each index, and all dividends have been reinvested. No cash dividends have been declared on Blue Nile’s common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Item 6.	Selected Consolidated Financial Data

The table below shows selected consolidated financial data for each of our fiscal years ended December 30, 2012, January 1, 2012, January 2, 2011, January 3, 2010, and January 4, 2009. The consolidated statements of operations data and the additional operating data for each of the fiscal years ended December 30, 2012, January 1, 2012, and  January 2, 2011 and the consolidated balance sheets as of December 30, 2012 and January 1, 2012 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations for the fiscal years ended January 3, 2010 and January 4, 2009 and the consolidated balance sheet data as of January 2, 2011, January 3, 2010 and January 4, 2009, are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K.

You should read the following selected consolidated financial and operating information together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The historical results presented below are not necessarily indicative of future results. See Note 10 of the related notes to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for the calculation of weighted average shares outstanding used in computing basic and diluted net income per share.

BLUE NILE, INC.

SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended December 30, 2012	Year Ended January 1, 2012	Year Ended January 2, 2011	Year Ended January 3, 2010	Year Ended January 4, 2009 (2)
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Net sales	$400,035	$348,013	$332,889	$302,134	$295,329
Gross profit	75,058	72,132	71,940	65,344	59,996
Selling, general and administrative expenses	62,771	55,213	50,654	45,997	44,005
Operating income	12,287	16,919	21,286	19,347	15,991
Income before income taxes	12,966	17,245	21,538	19,678	17,856
Income tax expense	4,574	5,895	7,396	6,878	6,226
Net income	$8,392	$11,350	$14,142	$12,800	$11,630
Basic net income per share	$0.64	$0.80	$0.98	$0.88	$0.78
Diluted net income per share	$0.63	$0.77	$0.94	$0.84	$0.75
Shares used in computing basic net income per share	13,204	14,182	14,446	14,534	14,925
Shares used in computing diluted net income per share	13,427	14,675	15,080	15,216	15,505
Additional Operating Data:
Net cash provided by (used in) operating activities	$34,444	$15,454	$41,608	$39,018	$(2,927)
Gross margin	18.8%	20.7%	21.6%	21.6%	20.3%
Selling, general and administrative expenses as a percentage of net sales	15.7%	15.8%	15.2%	15.2%	14.9%

	As of December 30, 2012	As of January 1, 2012	As of January 2, 2011	As of January 3, 2010	As of January 4, 2009 (2)
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$87,017	$89,391	$113,261	$78,149	$54,451
Short-term investments	—	—	—	15,000	—
Accounts receivable	3,485	4,867	1,771	1,835	1,709
Inventories	33,270	29,267	20,166	19,434	18,834
Accounts payable	116,209	95,590	90,296	76,128	62,291
Working capital(1)	(3,027)	19,967	34,918	29,662	7,589
Total assets	145,901	143,025	151,811	130,415	89,665
Total long-term obligations	2,838	2,745	830	964	1,213
Total stockholders’ equity	14,109	35,024	49,061	43,269	19,308
____________________

(1)	Working capital consists of total current assets, including cash, cash equivalents and short-term investments, less total current liabilities.

(2)	Fiscal year ended January 4, 2009 consisted of 53 weeks, which is one week longer than the other fiscal years presented.

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

A reconciliation of differences of non-GAAP free cash flow from the comparable GAAP measure of net cash provided by operating activities is as follows (in thousands):

	Year Ended December 30, 2012	Year Ended January 1, 2012	Year Ended January 2, 2011
Net cash provided by operating activities	$34,444	$15,454	$41,608
Purchases of fixed assets, including internal-use software and website development	(2,525)	(5,391)	(1,843)
Non-GAAP free cash flow	$31,919	$10,063	$39,765

The following table reconciles year-over-year international sales percentage increases (decreases) from the GAAP sales measures to the non-GAAP constant exchange rate basis:

Year ended December 30, 2012	Year over year growth	Effect of foreign exchange movements	Year over year growth on constant exchange rate basis
International Sales	11.7%	(0.9)%	12.6%

Year ended January 1, 2012	Year over year growth	Effect of foreign exchange movements	Year over year growth on constant exchange rate basis
International Sales	29.1%	5.8%	23.3%

Year ended January 2, 2011	Year over year growth	Effect of foreign exchange movements	Year over year growth on constant exchange rate basis
International Sales	30.4%	7.2%	23.2%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and related notes which appear elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report on Form 10-K, particularly under the heading “Item 1A. Risk Factors.”

Management Overview

Blue Nile is the leading online retailer of high-quality diamonds and fine jewelry. We offer our products for sale through the bluenile.com website in over 40 countries and territories throughout the world. Our primary focus is on growing our business by providing unparalleled value to consumers and delivering exceptional customer service. Our online business model allows us to avoid many of the costs that are typically incurred by physical retail stores. As a result, we are able to realize lower gross profit margins while remaining profitable. Our lower gross profit margins result from lower retail prices that we offer to our customers. We believe that our unique product selection, connection with our customers through our marketing and customer service efforts, and our competitive pricing will result in increasing our sales and market share.

Our objective is to maximize our revenue and profitability and increase market share both domestically and internationally by offering exceptional value to our customers through a high quality customer experience that leverages supply chain efficiencies and an efficient cost structure. We have established and will continue to refine our scalable, capital-efficient business model that enables growth with lower working capital requirements than traditional store-based jewelry retailers. We focus on optimizing the cash flow dynamics of our business by managing inventory balances along with vendor payment terms. Over the longer term, our goal is to increase revenues, profit, and cash flow by leveraging our relatively low fixed cost technology and operations infrastructure as we achieve sales increases. Our long-term financial focus is primarily on sustainable growth in free cash flow, a non-GAAP financial measure. Non-GAAP free cash flow is primarily driven by increasing our operating income and efficiently managing working capital and capital expenditures. Increases in operating income primarily result from increases in sales through our website, improvements in operating margins and the efficient management of operating costs, offset by the investments that we make in longer-term strategic initiatives.

Differentiating Factors and Value Proposition

Our innovative business model is designed to deliver exceptional value and service to customers. A significant portion of our revenues is derived through sales of engagement rings or jewelry products that feature a diamond. We have developed relationships with a large number of diamond suppliers with whom we have exclusive agreements as an online retailer. This allows us to offer our customers access to a large selection of high quality diamonds through our website that we do not hold in inventory. In most cases, we purchase diamonds from our suppliers only as our customers place orders with us. As a result, we do not incur the significant costs that would be incurred by physical retail stores to carry high levels of diamond inventory. Our efficient operating model also provides for negative working capital benefits, since payments are received from customers within a few days of shipment of their order, but our vendor payment terms are typically in the 30-120 day range.

In addition to the working capital benefits of our model, the significant volume of diamonds that we purchase enhances our ability to buy from our suppliers at the best and lowest prices. We are able to pass these lower costs on to consumers, further increasing our value proposition.

Focus on Growth

In 2012, we focused on accelerating the sales growth rate of our business through initiatives across three main categories: 1) the sale of engagement products in the U.S.; 2) the sale of non-engagement products in the U.S.; and 3) the sale of both engagement and non-engagement products in international markets.
We believe that value is one of the most important drivers of engagement sales, and the current costs of diamonds is a significant factor to our growth rate. Generally, we purchase our diamonds on a real time basis from our suppliers when a customer places an order for a specific diamond. When the cost of diamonds is relatively steady or declines, we believe that our business benefits because we are able to immediately pass those lower costs on to consumers. For the majority of 2012, we benefited from a year-over-year decrease in the cost of diamonds. These lower costs, along with our aggressive retail pricing, increases our value proposition compared to our bricks and mortar competitors, who are carrying diamond inventory that was purchased months earlier at higher costs.

To accelerate growth in our non-engagement category, we concentrated our marketing efforts on acquiring new customers. We also increased the breadth of products offered on our website to appeal to a greater number of customers. The total addressable market for the sale of non-engagement products is much greater than that for engagement, and we believe our brand is well positioned to attract new customers. Additionally, we believe that customers who purchase our non-engagement products will return to place orders in the future at a higher cumulative value than those who initially purchased an engagement product. The higher value of future purchases, coupled with relatively higher gross profit as a percentage of revenue than we earn selling our engagement products, creates a compelling opportunity for us to invest in this category for growth. During 2012, investments in the non-engagement category increased our selling, general and administrative expenses and increased the amount of inventory we carried compared to the same period last year. We believe that these investments will lead to increased growth in this category of our business and provide higher profitability over the long-term.
As part of our plan to accelerate growth in our international business, we increased our investment in key areas to provide a greater localized experience in key countries. This investment included expanded website functionality, increased product offerings, native language websites and customer service personnel, and other strategic investments. Additionally, the pricing dynamics of diamond supply on our engagement products apply to prices offered to our international customers increasing our value proposition compared to our competitors.

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

Revenue Recognition

We recognize revenue and the related gross profit on the date on which ownership passes from Blue Nile to our customers. For customers in the U.S., Canada, E.U., and United Arab Emirates (U.A.E), ownership passes at the time the package is received by the customer. For customers in other locations, ownership passes at the time the product is shipped. As we require customer payment prior to order shipment, any payments received prior to the transfer of ownership are not recorded as revenue. For U.S., Canadian, E.U., and U.A.E. shipments, we utilize our freight vendors’ tracking information to determine when delivery has occurred, which is typically within one to three days after shipment. We reduce revenue by a provision for returns, which is estimated based on our historical product return rates and current economic conditions. Our contracts with our suppliers generally allow us to return diamonds purchased and returned by our customers.

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

	Increase	Decrease
Expected term(1)	5.0%	(5.4)%
Expected volatility(1)	7.1%	(7.3)%
____________________

(1)
Sensitivity to change in assumptions was determined using the Black-Scholes-Merton valuation model compared to the following original assumptions: stock price and exercise price equal to the closing market price of Blue Nile, Inc. common stock on December 30, 2012, expected term of 4.3 years, expected volatility of 58.9%, expected dividend yield of 0.0% and a risk-free interest rate of 0.7%.

In addition, we estimate the expected forfeiture rate and only recognize stock-based compensation expense for grants that are expected to vest. We estimate the forfeiture rate based on historical experience. To the extent our actual forfeiture rate is different from our estimate, stock-based compensation expense is adjusted accordingly.

Results of Operations

The following table presents our historical operating results for the periods indicated as a percentage of net sales:

	Year Ended December 30, 2012	Year Ended January 1, 2012	Year Ended January 2, 2011
Net sales	100.0%	100.0%	100.0%
Gross profit	18.8%	20.7%	21.6%
Selling, general and administrative expenses	15.7%	15.8%	15.2%
Operating income	3.1%	4.9%	6.4%
Other income, net	0.1%	0.1%	0.1%
Income before income taxes	3.2%	5.0%	6.5%
Income tax expense	1.1%	1.7%	2.3%
Net income	2.1%	3.3%	4.2%

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

The following table presents our historical operating results, including a comparison of the financial results for the periods indicated (dollars in thousands, except per share data):

	Year Ended December 30, 2012	Year Ended January 1, 2012	Year Ended January 2, 2011	Comparison of Year Ended December 30, 2012 to Year Ended January 1, 2012		Comparison of Year Ended January 1, 2012 to Year Ended January 2, 2011
				$ Change	% Change	$ Change	% Change
Net sales	$400,035	$348,013	$332,889	$52,022	14.9%	$15,124	4.5%
Cost of sales	324,977	275,881	260,949	49,096	17.8%	14,932	5.7%
Gross profit	75,058	72,132	71,940	2,926	4.1%	192	0.3%
Selling, general and administrative expenses	62,771	55,213	50,654	7,558	13.7%	4,559	9.0%
Operating income	12,287	16,919	21,286	(4,632)	(27.4)%	(4,367)	(20.5)%
Other income, net:
Interest income, net	133	142	35	(9)	(6.3)%	107	305.7%
Other income, net	546	184	217	362	196.7%	(33)	(15.2)%
	679	326	252	353	108.3%	74	29.4%
Income before income taxes	12,966	17,245	21,538	(4,279)	(24.8)%	(4,293)	(19.9)%
Income tax expense	4,574	5,895	7,396	(1,321)	(22.4)%	(1,501)	(20.3)%
Net income	$8,392	$11,350	$14,142	$(2,958)	(26.1)%	$(2,792)	(19.7)%
Basic net income per share	$0.64	$0.80	$0.98	$(0.16)	(20.0)%	$(0.18)	(18.4)%
Diluted net income per share	$0.63	$0.77	$0.94	$(0.14)	(18.2)%	$(0.17)	(18.1)%

Comparison of Fiscal Year Ended December 30, 2012 to Fiscal Year Ended January 1, 2012

Net Sales

Net sales increased 14.9% in the fiscal year ended December 30, 2012, compared with the fiscal year ended January 1, 2012, due to an increase in the number of orders shipped to customers, partially offset by a decrease in the average order value. Sales of our engagement products grew at a rate above our overall sales growth rate. Net sales in the U.S. increased by 15.6% to $337.6 million for the fiscal year ended December 30, 2012 compared with $292.1 million for the fiscal year ended January 1, 2012. U.S. engagement net sales increased 21.7% to $226.6 million for the fiscal year ended December 30, 2012 from $186.2 million for the fiscal year ended January 1, 2012. We believe that sales growth was positively impacted by a year over year decrease in diamond costs that occurred throughout most of 2012. U.S. non-engagement net sales grew 4.9% to $111.0 million in the fiscal year ended December 30, 2012 from $105.9 million in the fiscal year ended January 1, 2012. International net sales increased 11.7% to $62.4 million for the year ended December 30, 2012, compared with $55.9 million for the year ended January 1, 2012, due primarily to increased marketing efforts and expansion of our product assortment. Internally, we monitor our international sales performance on a non-GAAP basis which eliminates the positive or negative effects that result from translating international sales into U.S. dollars (“constant exchange rate basis”). International net sales growth was negatively impacted by approximately 0.9% due to changes in foreign exchange rates in 2012 compared with the rates in effect during 2011. Excluding the impact of changes in foreign exchange rates, international sales increased 12.6% in the year ended December 30, 2012.

Gross Profit

Gross profit increased $2.9 million or 4.1% in the fiscal year ended December 30, 2012 compared with the fiscal year ended January 1, 2012. The increase in gross profit is due to the increase in net sales. Gross profit as a percentage of net sales decreased to 18.8% in the year ended December 30, 2012 compared with 20.7% in the year ended January 1, 2012.

The decrease in gross profit as a percentage of net sales (gross margin) is attributable to changes in our product mix. Our engagement products generally provide a lower gross margin than our non-engagement products. In the fiscal year ended December 30, 2012, sales of our engagement products grew faster than our non-engagement products and equaled 69.1% of our total revenue versus 66.4% in the fiscal year ended January 1, 2012.

Costs for our products are impacted by prices for diamonds and precious metals, including gold, platinum and silver, which rise and fall based upon global supply and demand dynamics. In making retail pricing decisions, we take into account fluctuations in the pricing of diamonds and precious metals, which in turn, affect the gross margin that we realize from such products. While prices for diamonds and precious metals will continue to fluctuate based upon supply and demand, we cannot adequately predict the amount and timing of any such fluctuations. We expect that gross profit and gross margin will fluctuate in the future based on changes in product acquisition costs, particularly diamond prices, product mix and pricing decisions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 13.7% to $62.8 million in the fiscal year ended December 30, 2012 compared with $55.2 million in the fiscal year ended January 1, 2012 due to several factors. Marketing and advertising costs increased approximately $4.5 million, primarily due to increased spending on online marketing vehicles, promotional activities, and other marketing activities to drive new customer acquisition and increase brand awareness. Compensation and benefits expenses increased $1.9 million due to increased headcount to support order growth, key business initiatives, and increased incentive bonus accruals. Payment processing fees increased approximately $1.3 million in the fiscal year ended December 30, 2012 primarily due to higher sales volumes. These expense increases were partially offset by a decrease of approximately $1.5 million in stock-based compensation expense. This decrease is primarily due to a lower number of options outstanding at lower option fair values in the fiscal year ended December 30, 2012. As a percentage of net sales, selling, general and administrative expenses were 15.7% for the year ended December 30, 2012 compared to 15.8% for the year ended January 1, 2012.

Other Income, Net

The increase in other income, net in the fiscal year ended December 30, 2012 as compared with the fiscal year ended January 1, 2012 was primarily due to proceeds of approximately $0.4 million from a favorable settlement related to the De Beers anti-trust litigation.

Income Taxes

The effective income tax rate for the fiscal year ended December 30, 2012 was 35.3% as compared with 34.2% for the fiscal year ended January 1, 2012. The increase is primarily attributable to tax benefits received in fiscal year ended January 1, 2012 from stock option exercises that did not recur in fiscal year 2012.

Comparison of Fiscal Year Ended January 1, 2012 to Fiscal Year Ended January 2, 2011

Net Sales

Net sales increased 4.5% in the fiscal year ended January 1, 2012, compared with the fiscal year ended January 2, 2011, due to an increase in the number of orders shipped to customers, partially offset by a decrease in the average shipment value. Sales of our non-engagement jewelry grew at a rate above our overall sales growth rate. Net sales in the U.S. increased by 0.9% to $292.1 million in 2011 compared with $289.6 million in the prior year. U.S. non-engagement net sales grew 5.8% due to expansion of our product assortment that commenced in mid-2011 and increased marketing efforts. U.S. engagement net sales declined 1.8% for the year, attributed to significant increases in diamond prices in the first half of 2011 that negatively impacted demand for our engagement products. Although diamond prices stabilized in the second half of 2011, costs of certain of our more popular diamond sizes and shapes were 20 to 30% higher at January 1, 2012 than at January 2, 2011. International sales increased 29.1% to $55.9 million for the fiscal year ended January 1, 2012, compared with $43.3 million for the fiscal year ended January 2, 2011, due primarily to increased marketing efforts. The strength of foreign currencies against the U.S. dollar also contributed to international sales growth. International sales growth was positively impacted by approximately 5.8% due to changes in foreign exchange rates in 2011 compared with the rates in effect during 2010. Excluding the impact of changes in foreign exchange rates, international sales increased 23.3% in the fiscal year ended January 1, 2012.

Gross Profit

Gross profit increased $0.2 million or 0.3% in the fiscal year ended January 1, 2012 compared with the fiscal year ended January 2, 2011. The increase in gross profit is due to the increase in net sales. Gross margin decreased to 20.7% in the fiscal year ended January 1, 2012 compared with 21.6% in the year ended January 2, 2011.
The decrease in gross margin is attributable to increases in diamond and precious metals costs and increased promotional activity. As noted above, the cost of diamonds increased significantly in 2011. Precious metals costs also increased significantly in 2011. These cost increases were not fully passed on to our customers, which lowered our gross margin percentages. Additionally, in order to spur sales, we increased our marketing promotions, which impacted net revenue and our gross margin percentage.
Generally, we purchase our diamonds on a real time basis from our suppliers when a customer places an order for a specific diamond. In periods of rapidly rising prices, the value that we are able to provide to customers and/or our gross margin percent may decrease.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 9.0% to $55.2 million in the fiscal year ended January 1, 2012 compared with $50.7 million in the fiscal year ended January 2, 2011 due to several factors. Marketing and advertising costs increased $2.6 million, primarily due to increased spending on online marketing vehicles, public relations, promotional activities such as daily deals, and other marketing activities to drive new customer acquisition and increase brand awareness. Compensation and benefits expenses increased $0.7 million due to increased headcount to support key business initiatives, partially offset by lower year-over-year incentive bonus accruals. Building rent increased $0.3 million due to increased rent expense for our new corporate office location. Depreciation expense related to additional capitalized assets added approximately $0.3 million to expenses. As a percentage of net sales, selling, general and administrative expenses were 15.8% for the fiscal year ended January 1, 2012 compared to 15.2% for the fiscal year ended January 2, 2011.

Other Income, Net

The increase in other income, net resulted from higher interest income for the fiscal year ended January 1, 2012 as compared with the fiscal year ended January 2, 2011 primarily due to higher average interest rates and, to a lesser extent, higher overall cash balances.

Income Taxes

The effective income tax rate for the fiscal year ended January 1, 2012 was 34.2% as compared with 34.3% for the fiscal year ended January 2, 2011.

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

At December 30, 2012, we had a working capital deficiency of $3.0 million, including cash and cash equivalents of $87.0 million and inventory of $33.3 million, offset by accounts payable and accrued liabilities totaling $128.6 million. Current levels of cash and cash equivalents reflect the strategic decision to repurchase $38.9 million of our common stock shares in the fiscal year ended December 30, 2012, resulting in the negative working capital. On February 11, 2013, we entered into a credit agreement which provides for a $35.0 million unsecured, revolving credit facility (the "Revolving Loan"). We believe that our cash and cash equivalents, cash flow from operations and our ability to borrow under the Revolving Loan will be sufficient to continue our operations and meet our capital needs for the foreseeable future. See discussion of the Revolving Loan in Note 14 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Net cash provided by operating activities was $34.4 million in the fiscal year ended December 30, 2012 compared to net cash provided by operating activities of $15.4 million in the fiscal year ended January 1, 2012. The increase in cash provided by operating activities in the fiscal year ended December 30, 2012 was primarily attributable to lower net payment of accounts payable and accrued liabilities in fiscal 2012. The net increase in accounts payable totaled $20.4 million for the fiscal year ended December 30, 2012 compared to $5.2 million for the fiscal year ended January 1, 2012. We experience greater cash flow from operations in our fourth quarter compared to other quarters due to the significant increase in revenue from our holiday sales. In the first quarter we typically have a significant pay down of our accounts payable balance that was accumulated during the fourth quarter holiday season. Accounts payable increased more in the fourth quarter of 2012 due to higher sales in the quarter, compared to year over year sales declines that we experienced in the fourth quarter of 2011. Additionally, cash provided by operating activities in the fiscal year ended December 30, 2012 was negatively impacted by a $2.6 million tax deficiency resulting from "out-of-the-money" vested stock options that were unexercised. This compares to a tax benefit of $0.8 million in the fiscal year ended January 1, 2012 realized from option exercises.

Net cash provided by operating activities was $15.4 million in the fiscal year ended January 1, 2012 compared to $41.6 million in the fiscal year ended January 2, 2011. The decrease in cash provided by operating activities in the fiscal year ended January 1, 2012 was primarily attributable to a decrease in working capital from inventory attributable to an increase in units from the expansion of our product line in 2011 as well as cost increases in the products that we hold for sale. The net increase in trade payables totaled $5.2 million for the fiscal year ended January 1, 2012 compared to $14.2 million for the fiscal year ended January 2, 2011. Trade payables did not increase as much in the fiscal year ended January 1, 2012 as in the fiscal year ended January 2, 2011 due to the working capital dynamics of our business model associated with the sales decline in the fourth quarter and the resulting slower than historical build up of accounts payable. The decrease in cash provided by operating activities in the fiscal year ended January 1, 2012 was also attributable to lower net income and the decrease in tax benefits realized upon the exercise of stock options. The net tax benefit realized from stock option exercises, which represent the tax deductions in excess of stock compensation expense recorded in the financial statements, decreased to $0.1 million in the fiscal year ended January 1, 2012, from $4.2 million in the fiscal year ended January 2, 2011 due to the number of stock options exercised and the market price of our common stock.

Net cash of $6.5 million was used in investing activities in the fiscal year ended December 30, 2012. Net cash of $2.5 million was used for purchases of property and equipment to support our operations. Net cash of $4.0 million was used to purchase preferred shares in a privately-held company and was loaned to the same privately-held company in exchange for a note receivable. Net cash of $5.4 million was used in investing activities in the fiscal year ended January 1, 2012 due to the purchase of property and equipment related primarily to our corporate office move in the second quarter of 2011. Net cash of $13.2 million was provided by investing activities in the fiscal year ended January 2, 2011 due to the maturity of $15.0 million in short-term investments, partially offset by purchases of $1.8 million of property and equipment.

Our capital needs are generally minimal and include investments in technology and website enhancements, capital improvements to our leased warehouse and office facilities, and furniture and equipment. Additionally, we have the ability to reduce and/or delay capital investments in challenging economic conditions without significant disruption to our business or operations. Over the next 12 months, we do not expect purchases of property and equipment to exceed our historic levels.

Net cash of $30.3 million was used in financing activities for the fiscal year ended December 30, 2012 related primarily to the repurchase of common stock. During the fiscal year ended December 30, 2012 we repurchased approximately 1.5 million shares of our common stock for an aggregate purchase price of approximately $38.9 million. This was partially offset by proceeds from stock option exercises of $8.6 million.

Since the inception of our buyback programs in the first quarter of 2005 through December 30, 2012, we have repurchased approximately 7.5 million shares for a total of $265.3 million. Shares may be repurchased from time to time in open market transactions or in negotiated transactions off the market. The timing and amount of any shares repurchased are determined by management based on our evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan. We continually assess market conditions, our cash position, operating results, current forecasts and other factors when making decisions about stock repurchases.

Net cash used in financing activities in the fiscal year ended January 1, 2012 was $33.9 million compared to net cash used in financing activities in the fiscal year ended January 2, 2011 of $19.6 million. The increase in net cash used in financing activities is primarily related to the repurchase of common stock. During the fiscal years ended January 1, 2012 and January 2, 2011, the aggregate amounts of our repurchases were $40.0 million and $25.3 million, respectively.

The following table summarizes our contractual obligations and the expected effect on liquidity and cash flows as of

December 30, 2012 (in thousands):

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Operating leases	$8,544	$1,048	$1,964	$1,895	$3,637
Financing obligation(1)	112	61	51		—
Purchase obligations(2)	12,970	12,970	—	—	—
Purchase obligations(3)	271	271	—	—	—
	$21,897	$14,350	$2,015	$1,895	$3,637
____________________

(1)
During 2007, we made tenant improvements to our U.S. fulfillment center. Due to our financial involvement in the construction of the leased property, we recorded the building as property and equipment during the construction period. Upon completion, the transaction did not meet the criteria for sale-leaseback accounting, and accordingly, has been recorded as a long-term financing obligation.

(2)	Includes open merchandise purchase orders at December 30, 2012.

(3)	Includes commitments for advertising and marketing and other services at December 30, 2012.

We believe that our current cash and cash equivalent balances, cash flow from operations and our ability to borrow under the Revolving Loan will be sufficient to meet our anticipated operating and capital expenditure needs for at least the next 12 months. We currently do not have any outstanding debt under the Credit Agreement. However, projections of future cash needs and cash flows are subject to many factors and to uncertainty. We continually assess our capital structure and opportunities to obtain credit facilities, sell equity or debt securities, or undertake other transactions for strategic reasons or to further strengthen our financial position. However, there can be no assurance that additional equity, debt or other financing transactions will be available in amounts or on terms acceptable to us, if at all.

Off-Balance Sheet Arrangements

At December 30, 2012, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purposes entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

We have foreign exchange risk related to foreign-denominated assets and liabilities of our subsidiaries. A majority of these foreign-denominated assets and liabilities relate to Blue Nile, Jewellery, Ltd. (“Jewellery”), our wholly-owned Ireland subsidiary. Based on the balances of Jewellery’s assets and liabilities at December 30, 2012, January 1, 2012, and January 2, 2011, an assumed 10% negative currency movement would have resulted in additional losses of approximately $0.2 million, $0.2 million and $0.1 million for the fiscal years ended December 30, 2012, January 1, 2012 and January 2, 2011, respectively.

We recognized gains and losses associated with transactions that are denominated in foreign currencies. We recorded a net loss resulting from foreign currency transactions of approximately $0.4 million, $0.4 million and $0.2 million for fiscal years ended December 30, 2012, January 1, 2012 and January 2, 2011, respectively, within other income, net in the consolidated statements of operations.

We have foreign exchange risk related to our VAT payables, tax receivables, cash and cash equivalents, and intercompany accounts receivables and payables denominated in various foreign currencies. Based on the balances of these accounts at December 30, 2012, January 1, 2012 and January 2, 2011, an assumed 10% adverse change to foreign exchange would result in additional losses of approximately $0.1 million, $0.1 million and $0.2 million recorded to other income, net for fiscal years ended December 30, 2012, January 1, 2012 and January 2, 2011, respectively.

Interest Rate Risk

We are exposed to financial market risk that results primarily from fluctuations in interest rates. We maintain the majority of our cash, cash equivalents and short-term investments in accounts with major financial institutions within and outside the United States, in the form of demand deposits, money market accounts and other short-term investments. Deposits in these institutions may exceed the amounts of insurance provided, or deposits may not be covered by insurance. To date, we have not experienced any losses on our deposits of cash, cash equivalents and short-term investments.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in short-term, high quality, interest-bearing securities. To minimize our exposure to an adverse shift in interest rates, we invest in short-term securities and maintain an average maturity of one year or less. If interest rates had averaged 100 basis points higher than they did in the year ended December 30, 2012, interest income for the year would have increased approximately $0.8 million. If interest rates had averaged 100 basis points higher than they did in the year ended January 1, 2012, interest income for the year would have increased approximately $0.7 million.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Blue Nile, Inc.
Seattle, Washington
We have audited the accompanying consolidated balance sheets of Blue Nile, Inc., and subsidiaries (the "Company") as of December 30, 2012 and January 1, 2012, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 30, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Blue Nile, Inc. and subsidiaries as of December 30, 2012 and January 1, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 30, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/ Deloitte & Touche LLP
Seattle, Washington
February 25, 2013

BLUE NILE, INC.

Consolidated Balance Sheets
(In thousands, except par value)

	December 30, 2012	January 1, 2012
Assets
Current assets:
Cash and cash equivalents	$87,017	$89,391
Trade accounts receivable	2,578	2,317
Other accounts receivable	907	2,550
Inventories	33,270	29,267
Deferred income taxes	926	689
Prepaids and other current assets	1,229	1,009
Total current assets	125,927	125,223
Property and equipment, net	7,876	8,340
Intangible assets, net	195	252
Deferred income taxes	7,786	9,053
Note receivable	2,000	—
Other investments	2,000	—
Other assets	117	157
Total assets	$145,901	$143,025
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$116,209	$95,590
Accrued liabilities	12,439	9,396
Current portion of long-term financing obligation	60	59
Current portion of deferred rent	246	211
Total current liabilities	128,954	105,256
Long-term financing obligation, less current portion	625	685
Deferred rent, less current portion	2,188	2,060
Other long-term liabilities	25	—
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 300,000 shares authorized; 20,752 shares and 20,525 shares issued, respectively; 12,503 shares and 13,768 shares outstanding, respectively	21	21
Additional paid-in capital	197,282	187,762
Accumulated other comprehensive loss	(100)	(123)
Retained earnings	82,883	74,491
Treasury stock, at cost; 8,249 shares and 6,757 shares outstanding, respectively	(265,977)	(227,127)
Total stockholders’ equity	14,109	35,024
Total liabilities and stockholders’ equity	$145,901	$143,025

The accompanying notes are an integral part of these consolidated financial statements

BLUE NILE, INC.
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended December 30, 2012	Year Ended January 1, 2012	Year Ended January 2, 2011
Net sales	$400,035	$348,013	$332,889
Cost of sales	324,977	275,881	260,949
Gross profit	75,058	72,132	71,940
Selling, general and administrative expenses	62,771	55,213	50,654
Operating income	12,287	16,919	21,286
Other income, net:
Interest income, net	133	142	35
Other income, net	546	184	217
Total other income, net	679	326	252
Income before income taxes	12,966	17,245	21,538
Income tax expense	4,574	5,895	7,396
Net income	$8,392	$11,350	$14,142
Basic net income per share	$0.64	$0.80	$0.98
Diluted net income per share	$0.63	$0.77	$0.94

The accompanying notes are an integral part of these consolidated financial statements

BLUE NILE, INC.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 30, 2012	Year Ended January 1, 2012	Year Ended January 2, 2011
Net Income	$8,392	$11,350	$14,142
Other comprehensive income (loss):
Foreign currency translation adjustments	23	(57)	(127)
Total comprehensive income	$8,415	$11,293	$14,015

The accompanying notes are an integral part of these consolidated financial statements

BLUE NILE, INC.
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance, January 4, 2010	19,810	$20	$156,030	$48,999	$61	(5,166)	$(161,841)	$43,269
Net income	—	—	—	14,142	—	—	—	14,142
Other comprehensive loss	—	—	—	—	(127)	—	—	(127)
Tax benefit from exercise of stock options	—	—	4,595	—	—	—	—	4,595
Exercise of common stock options	393	—	5,392	—	—	—	—	5,392
Issuance of common stock to directors	3	—	120	—	—	—	—	120
Vesting of restricted stock units	6	—	—	—	—	—	—	—
Stock-based compensation	—	—	7,006	—	—	—	—	7,006
Repurchase of common stock	—	—	—	—	—	(507)	(25,336)	(25,336)
Balance, January 2, 2011	20,212	20	173,143	63,141	(66)	(5,673)	(187,177)	49,061
Net income	—	—	—	11,350	—	—	—	11,350
Other comprehensive loss	—	—	—	—	(57)	—	—	(57)
Tax benefit from exercise of stock options	—	—	771	—	—	—	—	771
Exercise of common stock options	304	1	7,170	—	—	—	—	7,171
Issuance of common stock to directors	3	—	120	—	—	—	—	120
Vesting of restricted stock units	6	—	—	—	—	—	—	—
Stock-based compensation	—	—	6,558	—	—	—	—	6,558
Repurchase of common stock	—	—	—	—	—	(1,084)	(39,950)	(39,950)
Balance, January 1, 2012	20,525	21	187,762	74,491	(123)	(6,757)	(227,127)	35,024
Net income	—	—	—	8,392	—	—	—	8,392
Other comprehensive income	—	—	—	—	23	—	—	23
Tax deficiency from exercise of stock options	—	—	(2,567)	—	—	—	—	(2,567)
Exercise of common stock options	221	—	6,867	—	—	—	—	6,867
Issuance of common stock to directors	3	—	120	—	—	—	—	120
Vesting of restricted stock units	3	—	—	—	—	—	—	—
Stock-based compensation	—	—	5,100	—	—	—	—	5,100
Repurchase of common stock	—	—	—	—	—	(1,492)	(38,850)	(38,850)
Balance, December 30, 2012	20,752	$21	$197,282	$82,883	$(100)	(8,249)	$(265,977)	$14,109

The accompanying notes are an integral part of these consolidated financial statements

BLUE NILE, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 30, 2012	Year Ended January 1, 2012	Year Ended January 2, 2011
Operating activities:
Net income	$8,392	$11,350	$14,142
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,368	3,398	3,129
Loss on disposal of property and equipment	45	35	26
Stock-based compensation	5,087	6,534	6,982
Deferred income taxes	1,030	(761)	(1,763)
Tax (deficiency) benefit from exercise of stock options	(2,567)	771	4,595
Excess tax benefit from exercise of stock options	(37)	(646)	(413)
Changes in assets and liabilities:
Receivables	(323)	(1,391)	64
Inventories	(4,003)	(9,101)	(732)
Prepaid expenses and other assets	(180)	35	(78)
Accounts payable	20,392	5,207	14,199
Other long-term liabilities	25	—	—
Accrued liabilities	3,052	(2,080)	1,663
Deferred rent and other	163	2,103	(206)
Net cash provided by operating activities	34,444	15,454	41,608
Investing activities:
Purchases of property and equipment	(2,525)	(5,391)	(1,843)
Purchase of other investments	(2,000)	—	—
Payments for note receivable	(2,000)	—	—
Proceeds from maturity of short-term investments	—	—	15,000
Net cash (used in) provided by investing activities	(6,525)	(5,391)	13,157
Financing activities:
Repurchase of common stock	(38,850)	(39,950)	(25,336)
Proceeds from stock option exercises	8,572	5,466	5,392
Excess tax benefit from exercise of stock options	37	646	413
Principal payments under long-term financing obligation	(59)	(52)	(44)
Net cash used in financing activities	(30,300)	(33,890)	(19,575)
Effect of exchange rate changes on cash and cash equivalents	7	(43)	(78)
Net (decrease) increase in cash and cash equivalents	(2,374)	(23,870)	35,112
Cash and cash equivalents, beginning of period	89,391	113,261	78,149
Cash and cash equivalents, end of period	$87,017	$89,391	$113,261

The accompanying notes are an integral part of these consolidated financial statements

BLUE NILE, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 30, 2012	Year Ended January 1, 2012	Year Ended January 2, 2011
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$4,121	$7,363	$2,793
Cash paid for interest relating to long-term financing obligation	3	8	16
Non-cash investing and financing activities:
Receivable from stock option exercises	—	1,705	—
Payable for purchases of property and equipment	325	98	12

The accompanying notes are an integral part of these consolidated financial statements

BLUE NILE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Description of the Company and Summary of Significant Accounting Policies

The Company

Blue Nile, Inc. (the “Company”) is the leading online retailer of high quality diamonds and fine jewelry. In addition to sales of diamonds and fine jewelry, the Company provides education, guidance and support to enable customers to more effectively learn about and purchase diamonds and fine jewelry. The Company, a Delaware corporation, based in Seattle, Washington, was formed in March 1999. The Company serves consumers in over 40 countries and territories all over the world through its website at www.bluenile.com.

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

The Company also recognizes gains and losses associated with transactions that are denominated in foreign currencies. The Company recorded a net loss resulting from foreign currency transactions of approximately $0.4 million, $0.4 million and $0.2 million in the fiscal years ended December 30, 2012, January 1, 2012 and January 2, 2011, respectively, within other income, net in the consolidated statements of operations.

Recent Accounting Pronouncements

In 2011, the Financial Accounting Standards Board (“FASB”) issued two Accounting Standards Updates (“ASUs”), ASU 2011-05 and ASU 2011-12, which amend the guidance for the presentation of comprehensive income. The amended guidance requires an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The current option to report other comprehensive income and its components in the statement of stockholders’ equity was eliminated. Although the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under existing guidance. The Company adopted these ASUs at the beginning of fiscal year 2012. Adoption of these ASUs changed the Company’s presentation of comprehensive income but did not impact the Company’s net income, financial position, or cash flows.

Concentration of Risk

The Company maintains the majority of its cash and cash equivalents in accounts with five major financial institutions within and outside the United States, in the form of demand deposits, money market accounts, and time deposits. Deposits in

BLUE NILE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

these institutions may exceed the amounts of insurance provided, or deposits may not be covered by insurance. The Company has not experienced losses on its deposits of cash and cash equivalents. The Company’s trade accounts receivable are primarily derived from credit card purchases from customers and the majority are settled within two business days.

The Company’s ability to acquire diamonds and fine jewelry is dependent on its relationships with various suppliers from whom it purchases diamonds and fine jewelry. The Company has reached agreements with certain suppliers to provide access to their inventories of diamonds for its customers, but the terms of these agreements are limited and do not govern the purchase of diamonds for its inventory. Purchase concentration by major supply vendor in fiscal year ended December 30, 2012 with comparative information for fiscal years ended January 1, 2012 and January 2, 2011, is as follows:

	Year Ended
	December 30, 2012 payments	January 1, 2012 payments	January 2, 2011 payments
Vendor A	6%	8%	12%
Vendor B	4%	7%	8%
Vendor C	4%	6%	8%
	14%	21%	28%

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less, from the date of purchase, to be cash equivalents.

Short-term Investments

The Company classifies highly liquid investments with maturities greater than three months but less than one year as short-term investments.

Inventories

The Company’s diamond and fine jewelry inventories are valued at the lower of cost or market, using the specific identification method for diamonds and weighted average cost method for fine jewelry and watches. The Company lists loose diamonds on its website that are typically not included in inventory until the Company receives a customer order for those diamonds. Upon receipt of a customer order, the Company purchases a specific diamond and records it in inventory until it is delivered to the customer, at which time the revenue from the sale is recognized and inventory is relieved.
To determine if the cost of our inventory should be written down, we consider current and anticipated demand, customer preferences, age of the merchandise and fashion trends. This write-down is equal to the difference between the cost of inventory and its estimated market value. The Company did not record any significant write-downs for the fiscal years ended December 30, 2012, January 1, 2012 or January 2, 2011.

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

BLUE NILE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Asset	Life (in years)
Software	2-5
Computers and equipment	2-5
Leasehold improvements	Shorter of lease term or asset life
Building	Shorter of lease term or asset life
Furniture and fixtures	5-7

Capitalized Software

The Company capitalizes costs to develop its website and internal-use software and amortizes such costs on a straight-line basis over the estimated useful life of the software once it is available for use. Costs related to the design and maintenance of internal-use software and website development are expensed as incurred.

Impairment of Long-Lived Assets

The Company reviews the carrying value of its long-lived assets, including property and equipment and definite-lived intangible assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. To the extent the estimated future cash inflows attributable to the assets, less estimated future cash outflows, are less than the carrying amount, an impairment loss would be recognized. The Company did not record an impairment loss for long-lived assets for the fiscal years ended December 30, 2012, January 1, 2012 or January 2, 2011.

Intangible Assets

Intangible assets are recorded at cost and consist primarily of the costs incurred to acquire licenses and other similar agreements with finite lives. The gross carrying amount of these licenses was approximately $0.5 million at December 30, 2012 and January 1, 2012. Accumulated amortization was approximately $0.4 million and $0.3 million as of December 30, 2012 and January 1, 2012, respectively. Amortization expense was approximately $58,000 in the fiscal year ended December 30, 2012, $54,000 in the fiscal year ended January 1, 2012 and $51,000 in the fiscal year ended January 2, 2011. Amortization expense is estimated to be $55,000 in fiscal 2013, $37,000 in fiscal 2014, $22,000 in fiscal 2015, $19,000 in fiscal 2016, and $14,000 in fiscal 2017.

Intangible assets that are not being amortized relate to the Company’s domain names, with total carrying amounts of approximately $33,000 at both December 30, 2012 and January 1, 2012. These assets are tested for impairment annually and more frequently if certain circumstances indicate that impairment may have occurred.

Note Receivable and Other Investments
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
Also on May 2, 2012, the Company loaned $2.0 million to the same privately-held company in exchange for a note receivable (the “Note”). The Note is convertible into convertible preferred shares upon the occurrence of certain events or at the Company's written election. If not sooner converted, the Note matures on May 1, 2015, at which time the Company is due the entire unpaid principal amount and unpaid interest thereon. The interest on the principal amount outstanding is payable in quarterly installments in cash, until the Note is repaid in full or until the principal amount has been converted. The Note bears interest at LIBOR + 1% as of December 30, 2012. The interest rate increases over the term of the Note to a maximum rate of LIBOR + 8%. The Note is recorded at its face amount on the Company's consolidated balance sheet.

The Company reviews the investment for impairment when events and circumstances indicate that the decline in fair value of the asset below the carrying value is other-than-temporary. This evaluation consists of several qualitative and quantitative factors regarding the severity and duration of the unrealized loss as well as the Company's ability and intent to hold the investment until a forecasted recovery occurs. Additionally, the Company assesses whether it has plans to sell the security or it is more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis. Factors

BLUE NILE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

considered include recent and projected financial results and operating trends; publicly available information that may affect the value of the investment; duration and severity of the decline in value; and our strategy and intentions for holding the investment.

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

The Company requires payment at the point of sale. Amounts received before the customer assumes the risk of loss are not recorded as revenue. For sales to customers in the U.S., Canada, E.U., and the United Arab Emirates (the "U.A.E."), the Company recognizes revenue when delivery has occurred, which is typically one to three days after shipment. For international sales, other than to Canada, E.U., and the U.A.E., revenue is recognized upon shipment. The Company generally offers a return policy of 30 days and provides an allowance for sales returns during the period in which the sales are made. At December 30, 2012 and January 1, 2012, the reserve for sales returns was $1.4 million and $1.1 million, respectively, and was recorded as an accrued liability. Sales and cost of sales reported in the consolidated statements of operations are reduced to reflect estimated returns. The estimates are based on the Company’s historical product return rates and current economic conditions.

In 2011, the Company began offering a lifetime diamond upgrade program on all certified diamonds purchased since January 1, 2011. This is accounted for as a guarantee and at December 30, 2012 and January 1, 2012, the estimated the fair value of the guarantee is inconsequential.

The Company generally does not extend credit to customers, except through third party credit cards. The majority of sales are through credit cards, and trade accounts receivable are composed primarily of amounts due from financial institutions related to credit card sales. The Company does not maintain an allowance for doubtful accounts because payment is typically received

BLUE NILE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

within two business days after the sale is complete.

Shipping and Handling Costs

The Company’s shipping and handling costs primarily include payments to third-parties for shipping merchandise to the Company’s customers. Shipping and handling costs of approximately $4.5 million, $4.2 million and $3.2 million in the fiscal years ended December 30, 2012, January 1, 2012 and January 2, 2011, respectively, were included in cost of sales.

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

Fulfillment costs include costs incurred in operating and staffing the fulfillment center, including costs attributable to receiving, inspecting and warehousing inventories and picking, packaging and preparing customers’ orders for shipment. Fulfillment costs in the years ended December 30, 2012, January 1, 2012 and January 2, 2011 were approximately $3.7 million, $3.5 million and $3.3 million, respectively.

The Company has procedures in place to detect and prevent credit card fraud to mitigate exposure to losses from fraudulent charges. The Company records a reserve for fraud losses based on the Company’s historical rate of such losses. This reserve is recorded as an accrued liability and amounted to approximately $0.1 million at December 30, 2012, January 1, 2012 and January 2, 2011, respectively.

Marketing

Marketing costs are expensed as incurred. Costs associated with web portal advertising contracts are amortized over the period such advertising is expected to be used. Costs of advertising associated with radio, print and other media are expensed when such services are used. Marketing expense for the fiscal years ended December 30, 2012, January 1, 2012 and January 2, 2011 was approximately $21.0 million, $16.9 million and $14.5 million, respectively.

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

Note 2.	Inventories

Inventories consist of the following (in thousands):

	December 30, 2012	January 1, 2012
Loose diamonds	$1,583	$1,607
Fine jewelry and other	31,687	27,660
	$33,270	$29,267

BLUE NILE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.	Property and Equipment

Property and equipment consist of the following (in thousands):

	December 30, 2012	January 1, 2012
Computers and equipment	$4,275	$4,204
Software and website development	12,491	11,575
Leasehold improvements	5,902	5,850
Furniture and fixtures	976	989
Building	940	940
	24,584	23,558
Less: accumulated depreciation and amortization	(16,708)	(15,218)
Property and equipment, net	$7,876	$8,340

Total depreciation expense was approximately $3.3 million, $3.3 million, and $3.1 million for the fiscal years ended December 30, 2012, January 1, 2012 and January 2, 2011, respectively.

Capitalized software costs include external direct costs and internal direct labor and related employee benefits costs of developing software for internal use. Amortization begins in the period in which the software is ready for its intended use. The Company had approximately $2.7 million and $2.6 million of unamortized computer software and website development costs at December 30, 2012 and January 1, 2012, respectively. Depreciation and amortization expense of capitalized software and website development costs was approximately $2.0 million, $1.9 million and $1.6 million in the fiscal years ended December 30, 2012,  January 1, 2012 and January 2, 2011, respectively.

Note 4.	Commitments and Contingencies

Leases

The Company leases its office and warehouse facilities and some equipment under non-cancelable lease agreements with initial terms that generally range from three to eleven years. Certain of the leases include renewal provisions at the Company’s option. At the inception of the lease, the Company evaluates each agreement to determine whether the lease will be accounted for as an operating or capital lease. The term of the lease used for this evaluation includes renewal option periods only in instances in which the exercise of the renewal option can be reasonably assured and failure to exercise such option would result in an economic penalty. The corporate headquarters office lease contains rent escalation clauses and rent holidays. Rent expense is recorded on a straight-line basis over the lease term with the difference between the rent paid and the straight-line rent expense recorded as a deferred rent liability. Lease incentive payments received from the landlord are recorded as deferred rent liabilities and are amortized on a straight-line basis over the lease term as a reduction in rent. At December 30, 2012 and January 1, 2012, the deferred rent balance related to lease incentives was approximately $1.9 million and $1.8 million, respectively.

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

Future minimum lease payments at December 30, 2012 are as follows (in thousands):

BLUE NILE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Financing Obligation	Operating Leases
2013	$61	$1,048
2014	51	1,030
2015	—	934
2016	—	959
2017	—	936
Thereafter	—	3,637
Total minimum lease payments	112	$8,544
Less: amounts representing interest	(2)
Present value of minimum lease payments	110
Residual value	575
Less: current maturities	(60)
Total long-term financing obligation less current maturities	$625

At both December 30, 2012 and January 1, 2012, assets under the long-term financing obligation amounted to $0.7 million. These amounts are net of accumulated depreciation of approximately $0.3 million and $0.2 million as of December 30, 2012 and January 1, 2012, respectively. Such assets are classified within property and equipment, net, in the accompanying balance sheets. The residual value of the long-term financing obligation represents the estimated fair value of the financing at the end of the Company’s lease term. Rent expense, which includes certain common area maintenance costs, was approximately $0.8 million, $0.9 million and $0.6 million for the fiscal years ended December 30, 2012, January 1, 2012 and January 2, 2011, respectively.

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

The Company’s 2004 Equity Incentive Plan (“2004 Plan”) provides for the grant of non-statutory stock options, restricted stock awards, stock appreciation rights, restricted stock units and other forms of equity compensation, which may be granted to employees, including officers, non-employee directors and consultants. As of December 30, 2012, the Company reserved 5,957,751 shares of common stock for future grants under the 2004 Plan, which amount will be increased annually on the first day of each fiscal year, up to and including 2014, by five percent of the number of shares of common stock outstanding on such date unless a lower number of shares is approved by the board of directors. Options granted under the 2004 Plan generally provide for 25% vesting on the first anniversary of the date of grant with the remainder vesting monthly over the subsequent three years, and generally expire 10 years from the date of grant.

BLUE NILE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s 2004 Non-Employee Directors’ Stock Option Plan (“Directors’ Plan”) provides for the automatic grant of non-statutory stock options to purchase shares of common stock to non-employee directors. In April 2012, the Directors' Plan was suspended; therefore, equity compensation that would have been granted under the Directors' Plan is now granted under the 2004 Plan. As of December 30, 2012, there are 438,026 shares of common stock reserve for future grants under the Directors’ Plan. As a result of the suspension, the amount for future grants will not increase annually. There were no options granted under the Directors’ Plan in the fiscal year ended December 30, 2012.

Employee Stock Purchase Plans

In April 2004, the Company adopted the 2004 Employee Stock Purchase Plan (the “Purchase Plan”). As of December 30, 2012, 1,000,000 shares of common stock are authorized to be sold under the Purchase Plan. Commencing on the first day of the fiscal year in which the Company first makes an offering under the Purchase Plan, this amount will be increased annually for 20 years. The increase in amount is the lesser of 320,000 shares or one and one half percent of the number of shares of common stock outstanding on each such date, unless a lower number of shares is approved by the board of directors. The Purchase Plan is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code. As of December 30, 2012, no shares of common stock have been offered for sale under the Purchase Plan.

Option Grants to Non-Employees

The Company accounts for equity instruments issued to non-employees at their fair value on the measurement date.

Stock-Based Compensation Expense

The following weighted average assumptions were used for the valuation of stock options granted during the periods presented:

	Year Ended
	December 30, 2012	January 1, 2012	January 2, 2011
Expected term	4.3 years	4.0 years	4.0 years
Expected volatility	58.9%	58.5%	57.9%
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	0.7%	0.9%	1.2%
Estimated weighted average fair value per option granted	$15.45	$20.54	$21.60

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

The following table represents total stock-based compensation expense recognized in the consolidated financial statements (in thousands):

BLUE NILE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended
	December 30, 2012	January 1, 2012	January 2, 2011
Stock-based compensation expense in selling, general and administrative expenses	$4,867	$6,322	$6,771
Stock-based compensation expense in cost of sales	100	92	91
Total stock-based compensation expense in the consolidated statements of operations	$4,967	$6,414	$6,862
Total related tax benefit	$1,753	$2,194	$2,354
Stock-based compensation capitalized	$133	$144	$144

Stock-based compensation capitalized is included in property and equipment, net, in the consolidated balance sheets as a component of the cost capitalized for website development and the development of software for internal use. As of December 30, 2012, the Company had total unrecognized compensation costs related to unvested stock options of approximately $8.9 million, before income taxes. The Company expects to recognize this cost over a weighted average period of 2.89 years.

The following summarizes all stock option transactions from January 4, 2010 through December 30, 2012:

	Options	Weighted average exercise price	Weighted average remaining contractual term	Total intrinsic value
	(In thousands)		(In years)	(In thousands)
Balance, January 4, 2010	2,636	$33.44
Granted	316	47.79
Exercised	(393)	13.71
Canceled	(114)	42.59
Balance, January 2, 2011	2,445	38.04
Granted	436	45.51
Exercised	(304)	23.57
Canceled	(186)	43.54
Balance, January 1, 2012	2,391	40.82
Granted	432	33.15
Exercised	(220)	31.15
Canceled	(404)	50.26
Balance, December 30, 2012	2,199	$38.55	5.83	$10,855
Vested and expected to vest at December 30, 2012	2,110	$38.63	5.70	$10,517
Exercisable at December 30, 2012	1,525	$39.24	4.51	$8,303

The aggregate intrinsic values in the table above are before applicable income taxes and represent the amounts recipients would have received if all options had been exercised on the last business day of the fiscal year ended December 30, 2012, based on the Company’s closing stock price.

The following table summarizes additional information about stock options outstanding at December 30, 2012:

BLUE NILE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Outstanding			Exercisable
	Options	Weighted Average
		Remaining Contractual Life	Exercise Price
Range of Exercise Price				Options	Weighted Average Exercise Price
	(In thousands)	(In years)		(In thousands)
$8.75 — $30.09	564	4.78	$26.18	447	$25.58
$30.12 — $33.30	623	5.02	32.09	441	31.76
$33.40 — $46.44	553	7.32	38.65	286	40.35
$46.92 — $94.99	459	6.42	62.40	351	65.13
	2,199	5.83	38.55	1,525	39.24

The total intrinsic value of options exercised were approximately $1.6 million, $5.9 million and $15.4 million in the fiscal years ended December 30, 2012, January 1, 2012 and January 2, 2011, respectively. During the fiscal years ended December 30, 2012, January 1, 2012 and January 2, 2011, the total fair value of options vested was approximately $4.6 million, $6.4 million and $6.8 million, respectively.

During 2012, there were 6,369 restricted stock units granted, 3,183 restricted stock units vested, and no restricted stock units were cancelled. As of December 30, 2012, the Company has 3,186 restricted stock units that are vested or are expected to vest.

Note 7.	Common Stock

In February 2012, the Company’s board of directors authorized the repurchase of up to $100.0 million of its common stock within the 24-month period following the approval date of such repurchase. In the fiscal year ended December 30, 2012, the Company repurchased 1.5 million shares of its common stock for an aggregate purchase price of approximately $38.9 million. In the fiscal year ended January 1, 2012, the Company repurchased 1.1 million shares of the Company’s common stock for an aggregate purchase price of approximately $39.9 million under a previous repurchase authorization that has since expired.

Note 8.	Employee Benefit Plan

The Company has a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code covering all eligible officers and employees. The Company provides a discretionary matching contribution, which has generally been $0.50 for every $1.00 contributed by the employee up to 4% of each employee’s salary. Such contributions were approximately $0.3 million for the fiscal year ended December 30, 2012, and $0.2 million for each of the fiscal years ended January 1, 2012 and January 2, 2011.

Note 9.	Income Taxes

The expense for income taxes consists of the following (in thousands):

	Year Ended
	December 30, 2012	January 1, 2012	January 2, 2011
Current income tax expense	$6,111	$5,885	$4,564
Tax (deficiency) benefit from stock based compensation recorded in equity	(2,567)	771	4,595
Deferred income tax expense (benefit)	1,030	(761)	(1,763)
Total income tax expense	$4,574	$5,895	$7,396

A reconciliation of the statutory Federal income tax rate to the effective tax rate is as follows:

BLUE NILE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended
	December 30, 2012	January 1, 2012	January 2, 2011
Statutory federal income tax rate	35.0%	35.0%	35.0%
Other, net	0.3%	(0.8)%	(0.7)%
Effective tax rate	35.3%	34.2%	34.3%

Deferred income taxes reflect the net tax effect of temporary differences between amounts recorded for financial reporting purposes and amounts used for tax purposes. The major components of deferred tax assets are as follows (in thousands):

	December 30, 2012	January 1, 2012
Deferred tax assets:
Current:
Reserves and allowances	$722	$583
Deferred rent	86	74
Inventory	295	244
Other	141	18
Noncurrent:
Stock-based compensation	8,657	10,060
Deferred rent	656	721
Financing obligation	219	240
Other	243	31
Gross deferred tax assets	$11,019	$11,971
Valuation allowance	(27)	—
Gross deferred tax assets, net of valuation allowance	$10,992	$11,971

Deferred tax liabilities:
Current:
Prepaid expenses	$(301)	$(230)
Other	(17)	—
Noncurrent:
Leased building	(234)	(251)
Excess of book over tax depreciation and amortization	(1,728)	(1,748)
Gross deferred tax liabilities	(2,280)	(2,229)
Net deferred tax assets	$8,712	$9,742

At December 30, 2012, the Company had foreign net operating loss carryforwards for income tax purposes of approximately $0.1 million. If not utilized, the foreign net operating loss carryforwards will expire in 2018.

At December 30, 2012, the Company had a valuation allowance of $27,000. The valuation allowance relates to foreign net operating losses that would be realizable only upon the generation of future taxable income in the jurisdiction in which the losses were incurred.

Income taxes payable at December 30, 2012 and January 1, 2012 were approximately $2.7 million and $0.8 million, respectively, and were included in accrued liabilities.

The Company has not provided for deferred taxes on unremitted earnings of subsidiaries outside the United States where

BLUE NILE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

such earnings are permanently reinvested. At December 30, 2012, unremitted earnings of foreign subsidiaries were approximately $0.9 million. The amount of unrecognized deferred tax liability associated with these unremitted earnings is approximately $0.2 million. If these earnings were distributed in the form of dividends or otherwise, the Company would be subject to U.S. income taxes less an adjustment for applicable foreign tax credits.

The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2009.

The tax benefit realized for the tax deduction from stock option exercises was approximately $0.6 million, $1.8 million and $5.3 million for the years ended December 30, 2012, January 1, 2012 and January 2, 2011, respectively.

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

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Year Ended
	December 30, 2012	January 1, 2012	January 2, 2011
Net income	$8,392	$11,350	$14,142
Weighted average common shares outstanding	13,204	14,182	14,446
Basic net income per share	$0.64	$0.80	$0.98
Dilutive effect of stock options and restricted stock units	223	493	634
Common stock and common stock equivalents	13,427	14,675	15,080
Diluted net income per share	$0.63	$0.77	$0.94

The following is a summary of the securities outstanding during the respective periods that have been excluded from the calculations because the effect on net income per share would have been antidilutive (in thousands):

	Year Ended
	December 30, 2012	January 1, 2012	January 2, 2011
Stock options	1,337	766	595

Note 11.	Segment and Geographic Information

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

The tables below represent information by geographic area (in thousands):

BLUE NILE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended
	December 30, 2012	January 1, 2012	January 2, 2011
Net sales to customers:
United States
Engagement	$226,578	$186,243	$189,486
Non-engagement	111,070	105,905	100,103
Total United States	337,648	292,148	289,589
Other countries
Engagement	49,932	44,942	35,077
Non-engagement	12,455	10,923	8,223
Total other countries	62,387	55,865	43,300
Total	$400,035	$348,013	$332,889

	Year Ended
	December 30, 2012	January 1, 2012	January 2, 2011
Long-lived assets:
United States	$7,803	$8,254	$6,009
Other countries	73	86	148
Total	$7,876	$8,340	$6,157

Note 12.	Selected Quarterly Financial Information (unaudited)

Summarized quarterly financial information for fiscal years 2012 and 2011 are as follows (in thousands, except per share data):

	Q1	Q2	Q3	Q4
2012 quarter:
Net sales	$83,103	$90,981	$89,830	$136,121
Gross profit	15,278	17,191	16,930	25,659
Net income	154	1,578	1,741	4,919
Basic net income per share	0.01	0.11	0.14	0.39
Diluted net income per share	0.01	0.11	0.14	0.39

	Q1	Q2	Q3	Q4
2011 quarter:
Net sales	$80,180	$80,522	$74,987	$112,324
Gross profit	16,920	17,173	14,838	23,201
Net income	2,422	2,838	1,869	4,221
Basic net income per share	0.17	0.19	0.13	0.31
Diluted net income per share	0.16	0.19	0.13	0.30

Note 13.	Related Party Transactions

Mark Vadon, the Chairman of the Board of Directors of Blue Nile, Inc., is the founder, director, and owns a significant number of shares of Zulily, Inc., (“Zulily”). Zulily is an online store offering daily sales of top quality apparel, gear and other

BLUE NILE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

products for moms, babies and kids. In addition, Michael Potter and Eric Carlborg, directors of Blue Nile, Inc., are members of Zulily’s board of directors. Mr. Carlborg also has an ownership interest in Zulily.

The Company sold products to Zulily of approximately $9,800, $65,000 and $2,300 for the fiscal years ended December 30, 2012, January 1, 2012, and January 2, 2011, respectively. At December 30, 2012, the Company has receivables due from Zulily of approximately $9,800 recorded in trade accounts receivable in the consolidated balance sheet. At January 1, 2012, the Company has receivables due from Zulily of approximately $65,000 recorded in other accounts receivable in the consolidated balance sheet.

The Company anticipates that it will continue to sell its products to Zulily or have other transactions with Zulily in the foreseeable future.

As set forth in Note 1, the Company owns a minority stake in a privately-held company. Blue Nile, Inc. sold products to this entity of approximately $1.2 million and $1.0 million for fiscal years ended December 30, 2012 and January 1, 2012, respectively. The Company had receivables due from this entity of approximately $0.2 million at December 30, 2012 and January 1, 2012, respectively, recorded in trade accounts receivable in the consolidated balance sheets. The Company did not have any related party transactions with this entity for the fiscal year ended January 2, 2011.

Note 14.	Subsequent Events

On February 11, 2013, the Company entered into a Credit Agreement (the "Credit Agreement") with U.S. Bank National Association (the "Lender"). The Credit Agreement provides for a $35.0 million (the "Credit Limit") unsecured, revolving credit facility. The Credit Agreement terminates on February 11, 2014 (the "Line Termination Date"). Under the terms and conditions of the Credit Agreement, the Company may borrow from the Lender until the Line Termination Date, with the aggregate principal amounts outstanding at any one time not to exceed the Credit Limit. The interest on the Revolving Loan is the daily reset LIBOR rate plus 1.65%. The fee for the unused portion of the Credit Limit is equal to 0.15% per annum and is due monthly.

Pursuant to the terms of the Credit Agreement, the Company must reduce the outstanding balance of the Revolving Loan to no more than zero for a minimum of 30 consecutive days annually. The Credit Agreement further provides that the Company maintain compliance with certain covenants, including, among other things: (1) maintenance by the Company of at least $20.0 million in accounts with the Lender at the end of each fiscal quarter; and (2) maintenance by the Company of a fixed charge coverage ratio equal to at least 1.25 to 1.

As of the filing date of this Annual Report on Form 10-K, the Company is in compliance with the covenants of the Credit Agreement and the Company does not have any amounts outstanding under the Credit Agreement.

BLUE NILE, INC.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Revenue, Costs or Expenses	Deductions (A)	Balance at End of Period
		(In thousands)
Reserve for sales returns:
Year ended:
December 30, 2012	$1,087	$36,720	$(36,440)	$1,367
January 1, 2012	1,019	33,634	(33,566)	1,087
January 2, 2011	890	31,071	(30,942)	1,019
Reserve for fraud:
Year ended:
December 30, 2012	$102	$356	$(330)	$128
January 1, 2012	104	177	(179)	102
January 2, 2011	93	128	(117)	104
____________________

(A)	Deductions for sales returns and fraud consist of actual sales returns and credit card charge backs in each period.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures.

Based on their evaluation, our certifying officers concluded that the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, were effective at the reasonable assurance level as of the end of the period covered by this Annual Report on Form 10-K.

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

Under the supervision and with the participation of our management, including the certifying officers, we assessed the effectiveness of our internal control over financial reporting as of December 30, 2012, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, management has concluded that our internal control over financial reporting was effective at the “reasonable assurance” level as of December 30, 2012.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 30, 2012, as stated in their audit report below.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 30, 2012, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Blue Nile, Inc.
Seattle, Washington
We have audited the internal control over financial reporting of Blue Nile, Inc., and subsidiaries (the “Company”) as of December 30, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers; or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the consolidated financial statements.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 30, 2012 of the Company and our report dated February 25, 2013 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.
/s/ Deloitte & Touche LLP
Seattle, Washington
February 25, 2013

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item relating to our executive officers will be contained in our Proxy Statement with respect to our 2013 Annual Meeting of Stockholders under the caption “Executive Officers” and is incorporated herein by reference. The information required by this Item relating to our directors and nominees, including information with respect to audit committee financial experts and our code of ethics, will be contained in our Proxy Statement with respect to our 2013 Annual Meeting of Stockholders under the caption “Proposal 1 — Election of Directors” and is incorporated herein by reference. The information required by this Item regarding compliance with Section 16(a) of the Securities Exchange Act will be contained in our Proxy Statement with respect to our 2013 Annual Meeting of Stockholders under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year.

Item 11.	Executive Compensation

The information required by this Item will be contained in our Proxy Statement with respect to our 2013 Annual Meeting of Stockholders under the captions “Compensation of Executive Officers,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Compensation of Directors,” and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be contained in our Proxy Statement with respect to our 2013 Annual Meeting of Stockholders under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be contained in our Proxy Statement with respect to our 2013 Annual Meeting of Stockholders under the captions “Transactions with Related Persons” and “Proposal 1-Election of Directors” and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year.

Item 14.	Principal Accounting Fees and Services

The information required by this Item will be contained in our Proxy Statement with respect to our 2013 Annual Meeting of Stockholders under the caption “Ratification of Selection of Independent Auditors” and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
Index to Consolidated Financial Statements
a.  The following documents are filed as part of this Annual Report on Form 10-K:

		Page
1.	Financial Statements:
	Report of Independent Registered Public Accounting Firm	32
	Consolidated Balance Sheets, as of December 30, 2012 and January 1, 2012	33
	Consolidated Statements of Operations, for the fiscal years ended December 30, 2012, January 1, 2012 and January 2, 2011	34
	Consolidated Statements of Comprehensive Income, for the fiscal years ended December 30, 2012, January 1, 2012 and January 2, 2011	35
	Consolidated Statements of Changes in Stockholders’ Equity, for the fiscal years ended December 30, 2012, January 1, 2012 and January 2, 2011	36
	Consolidated Statements of Cash Flows, for the fiscal years ended December 30, 2012, January 1, 2012 and January 2, 2011	37
	Notes to Consolidated Financial Statements	39
2.	Financial Statement Schedule:
	Schedule II, Valuation and Qualifying Accounts	53
	All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
3.	Exhibits:
	The exhibits listed in the Index to Exhibits, which appears immediately following the signature page and is incorporated herein by reference, are filed as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 25, 2013

Blue Nile, Inc.
(Registrant)

By	/s/ David Binder
David Binder
Chief Financial Officer
(Principal Financial Officer)
Date: February 25, 2013

Blue Nile, Inc.
(Registrant)

By	/s/ Terri K. Maupin
Terri K. Maupin
Chief Accounting Officer
(Principal Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Harvey Kanter and David Binder, and each or any one of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments (including posting effective amendments) to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-facts and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitutes or substitutes, may lawfully do or cause to be done by virtue hereof.

This Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, pursuant to the requirements of the Securities Exchange Act of 1934.

By	/s/ Harvey Kanter	February 25, 2013
Harvey Kanter, Chief Executive Officer and Director (Principal Executive Officer)

By	/s/ David Binder	February 25, 2013
David Binder, Chief Financial Officer (Principal Financial Officer)

By	/s/ Terri K. Maupin	February 25, 2013
Terri K. Maupin, Chief Accounting Officer (Principal Accounting Officer)

By	/s/ Mark C. Vadon	February 25, 2013
Mark C. Vadon, Chairman of the Board of Directors

By	/s/ W. Eric Carlborg	February 20, 2013
W. Eric Carlborg, Director

By	/s/ Leslie Lane	February 15, 2013
Leslie Lane, Director

By	/s/ Chris Bruzzo	February 21, 2013
Chris Bruzzo, Director

By	/s/ Michael Potter	February 20, 2013
Michael Potter, Director

By	/s/ Steve Scheid	February 25, 2013
Steve Scheid, Director

By	/s/ Mary Alice Taylor	February 19, 2013
Mary Alice Taylor, Director

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference. Where an exhibit is incorporated by reference, the number in parentheses indicates the document to which cross-reference is made. See the end of this exhibit index for a listing of cross-reference documents.

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of Blue Nile, Inc.

3.2(2)	Amended and Restated Bylaws of Blue Nile, Inc.

4.1	Reference is made to Exhibits 3.1, and 3.2.

4.2(3)	Specimen Stock Certificate.

4.3(19)	Amended and Restated Investor Rights Agreement dated June 29, 2001 by and between Blue Nile, Inc. and certain holders of Blue Nile, Inc.’s preferred stock.

10.1.1(19)*	Blue Nile, Inc. Amended and Restated 1999 Equity Incentive Plan.

10.1.2(19)*	Form of Stock Option Agreement pursuant to the Blue Nile, Inc. 1999 Equity Incentive Plan.

10.2.1(11)*	Third Amended and Restated 2004 Non-Employee Directors’ Stock Option Plan.

10.3(19)*	Blue Nile, Inc. 2004 Employee Stock Purchase Plan.

10.4.1(12)*	Blue Nile, Inc. 2004 Equity Incentive Plan.

10.4.2(4)*	Form of Option Agreement pursuant to the 2004 Equity Incentive Plan.

10.4.3(4)*	Form of Stock Option Grant Notice-Employee pursuant to the 2004 Equity Incentive Plan.

10.4.4(4)*	Form of Stock Option Grant Notice-Non-Employee Director pursuant to the 2004 Equity Incentive Plan.

10.4.5(4)*	Form of Restricted Stock Unit Grant Notice-Employee under the Blue Nile, Inc. 2004 Equity Incentive Plan.

10.4.6(4)*	Form of Restricted Stock Unit Grant Notice-Non-Employee Director under the Blue Nile, Inc. 2004 Equity Incentive Plan.

10.4.7(4)*	Form of Restricted Unit Award Agreement under the Blue Nile, Inc. 2004 Equity Incentive Plan.

10.5(15)	Lease Agreement, dated January 6, 2011, between Merrill Place LLC and the registrant.

10.5.1(4)	First Amendment to Lease, dated April 1, 2012 between AGNM Merrill Place, LLC., and the registrant.

10.5.2(4)	Second Amendment to Lease, dated November 14, 2012 between AGNM Merrill Place, LLC., and the registrant.

10.6.1(12)	Lease, dated June 28, 2001, between Gull Industries, Inc. and the registrant.

10.6.2(12)	First Amendment to Lease, dated December 11, 2002 between Gull Industries, Inc. and the registrant.

10.6.3(12)	Second Amendment to Lease, dated November 15, 2003, between Gull Industries, Inc. and the registrant.

10.7(8)	Commercial lease, dated July 21, 2006, between Gull Industries, Inc. and the registrant.

10.7.1(9)	First Amendment to Commercial Lease, dated May 19, 2011 between 5901 Fourth LLC and the registrant.

10.8(6)*	Offer Letter with Harvey Kanter, dated March 2, 2012.

10.9(19)*	Offer Letter with Dwight Gaston, dated May 14, 1999.

10.10(10)*	Offer Letter with David Binder, dated June 30, 2011.

Exhibit Number	Description
10.11(13)*	Offer Letter with Terri Maupin, dated July 22, 2003.

10.12(17)*	Offer Letter with Vijay Talwar, dated August 20, 2010.

10.13(7)*	Offer Letter with Engle Saez, dated April 24, 2012

10.14(18)*	Offer Letter with Julie Yoakum, dated June 7, 2012.

10.15(5)*	Blue Nile Inc. Indemnification Agreement.

10.16(21)*	Executive Cash Bonus Plan for Fiscal Year 2013.

10.17(4)*	2013 Compensation Program for Non-Employee Directors.

10.18(20)*	Performance Bonus Plan.

10.19(14)*	Amended and Restated Change of Control Severance Plan.

10.20(24)	Credit Agreement Between Blue Nile, Inc. and U.S. Bank National Association dated February 11, 2013.

10.21(22)*	Executive Cash Bonus Plan for Fiscal Year 2012.

10.22(23)*	Amended and Restated 2012 Compensation Program for Non-Employee Directors.

21.1(4)	Subsidiaries of the Registrant.

23.1(4)	Consent of Deloitte & Touche LLP.

24.1	Powers of Attorney of Officers and Directors signing this Annual Report on Form 10-K (see page 58).

31.1(4)	Certification of Principal Chief Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2(4)	Certification of Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1(16)	Certification of Principal Chief Executive Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2 (16)	Certification of Principal Financial Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
____________________

*	Denotes a management contract or compensatory plan, contract or agreement, in which the Company’s directors or executive officers may participate.

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

(7)
Previously filed as Exhibit 10.4 to Blue Nile, Inc.’s Quarterly Report on Form 10-Q (No. 000-50763), as filed with the Securities and Exchange Commission on May 9, 2012, and incorporated by reference herein.

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

(13)
Previously filed as Exhibit 10.12 to Blue Nile, Inc.’s Annual Report on Form 10-K (No. 000-50763), as filed with the Securities and Exchange Commission on March 25, 2005, and incorporated by reference herein.

(14)
Previously filed as Exhibit 10.20 to Blue Nile, Inc.'s Annual Report on Form 10-K (No. 000-50763), as filed with the Securities and Exchange Commission on February 27, 2012, and incorporated by reference herein.

(15)
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

(18)
Previously filed as Exhibit 10.5 to Blue Nile, Inc.’s Quarterly Report on Form 10-Q (No. 000-50763), as filed with the Securities and Exchange Commission on August 7, 2012 and incorporated by reference herein.

(19)
Previously filed as the like numbered exhibit to Blue Nile, Inc.’s Registration Statement on Form S-1 (No. 333-113494) as filed with the Securities and Exchange Commission on March 11, 2004, and incorporated by reference herein.

(20)
Previously filed as Exhibit 10.1 to Blue Nile Inc.'s Current Report on Form 8-K (No. 000-50763) as filed with the Securities and Exchange Commission on May 25, 2010 and incorporated by reference herein.

(21)
Previously filed as Exhibit 10.1 to Blue Nile, Inc.’s Current Report on Form 8-K (No. 000-50763), as filed with the Securities and Exchange Commission on February 8, 2013, and incorporated by reference herein.

(22)
Previously filed as Exhibit 10.1 to Blue Nile Inc.'s Current Report on Form 8-K (No. 000-50763) as filed with the Securities and Exchange Commission on February 10, 2012 and incorporated by reference herein.

(23)
Previously filed as Exhibit 10.1 to Blue Nile, Inc.’s Current Report on Form 8-K (No. 000-50763), as filed with the Securities and Exchange Commission on November 6, 2012, and incorporated by reference herein.

(24)
Previously filed as Exhibit 10.1 to Blue Nile, Inc.’s Current Report on Form 8-K (No. 000-50763), as filed with the Securities and Exchange Commission on February 12, 2013, and incorporated by reference herein.