Form 10-Q
period 2013-03-31
BLUE NILE INC
filed 2013-05-07
CIK 1091171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________________________________
FORM 10-Q
 __________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of May 1, 2013 the registrant had 12,393,482 shares of common stock outstanding.

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

BLUE NILE, INC.

PART I. FINANCIAL INFORMATION
Item  1. Financial Statements
BLUE NILE, INC.
Condensed Consolidated Balance Sheets
(in thousands, except par value)

	March 31, 2013	December 30, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$40,518	$87,017
Trade accounts receivable	1,853	2,578
Other accounts receivable	745	907
Inventories	34,013	33,270
Deferred income taxes	749	926
Prepaids and other current assets	930	1,229
Total current assets	78,808	125,927
Property and equipment, net	7,800	7,876
Intangible assets, net	181	195
Deferred income taxes	8,044	7,786
Note receivable	2,000	2,000
Other investments	2,000	2,000
Other assets	119	117
Total assets	$98,952	$145,901
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$74,547	$116,209
Accrued liabilities	6,396	12,439
Current portion of long-term financing obligation	60	60
Current portion of deferred rent	246	246
Total current liabilities	81,249	128,954
Long-term financing obligation, less current portion	610	625
Deferred rent, less current portion	2,141	2,188
Other long-term liabilities	25	25
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 300,000 shares authorized; 20,765 shares and 20,752 shares issued, respectively 12,472 shares and 12,503 shares outstanding, respectively	21	21
Additional paid-in capital	198,691	197,282
Accumulated other comprehensive loss	(144)	(100)
Retained earnings	83,715	82,883
Treasury stock, at cost; 8,293 and 8,249 shares outstanding, respectively	(267,356)	(265,977)
Total stockholders’ equity	14,927	14,109
Total liabilities and stockholders’ equity	$98,952	$145,901
The accompanying notes are an integral part of these condensed consolidated financial statements

BLUE NILE, INC.
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Quarter ended
	March 31, 2013	April 1, 2012
Net sales	$97,111	$83,103
Cost of sales	79,465	67,825
Gross profit	17,646	15,278
Selling, general and administrative expenses	16,488	15,059
Operating income	1,158	219
Other income, net:
Interest income, net	42	40
Other income, net	102	13
Total other income, net	144	53
Income before income taxes	1,302	272
Income tax expense	470	118
Net income	$832	$154
Basic net income per share	$0.07	$0.01
Diluted net income per share	$0.07	$0.01
The accompanying notes are an integral part of these condensed consolidated financial statements

BLUE NILE, INC.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	Quarter ended
	March 31, 2013	April 1, 2012
Net income	$832	$154
Other comprehensive (loss) income:
Foreign currency translation adjustments	(44)	43
Total comprehensive income	$788	$197
The accompanying notes are an integral part of these condensed consolidated financial statements

BLUE NILE, INC.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount		Retained Earnings		Shares	Amount	Total Stockholders’ Equity
December 31, 2012	20,752	$21	$197,282	$82,883	$(100)	(8,249)	$(265,977)	$14,109
Net income				832				832
Other comprehensive loss					(44)			(44)
Tax deficiency from exercise of stock options			(33)					(33)
Exercise of common stock options	10	—	219					219
Issuance of common stock to directors	1	—	20					20
Vesting of restricted stock units	2	—						—
Stock-based compensation			1,203					1,203
Repurchase of common stock						(44)	(1,379)	(1,379)
Balance, March 31, 2013	20,765	$21	$198,691	$83,715	$(144)	(8,293)	$(267,356)	$14,927
The accompanying notes are an integral part of these condensed consolidated financial statements

BLUE NILE, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Year to date ended
	March 31, 2013	April 1, 2012
Operating activities:
Net income	$832	$154
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	777	896
Loss on disposal of property and equipment	—	24
Stock-based compensation	1,184	1,200
Deferred income taxes	(81)	281
Tax deficiency from exercise of stock options	(33)	(141)
Excess tax benefit from exercise of stock options	(14)	(6)
Changes in assets and liabilities:
Receivables	887	2,983
Inventories	(743)	(1,181)
Prepaid federal income taxes	—	(396)
Prepaid expenses and other assets	297	129
Accounts payable	(41,422)	(31,280)
Accrued liabilities	(6,043)	(3,901)
Deferred rent and other	(47)	(36)
Net cash used in operating activities	(44,406)	(31,274)
Investing activities:
Purchases of property and equipment	(911)	(770)
Net cash used in investing activities	(911)	(770)
Financing activities:
Repurchase of common stock	(1,379)	—
Proceeds from stock option exercises	219	3,889
Excess tax benefit from exercise of stock options	14	6
Principal payments under long-term financing obligation	(15)	(15)
Net cash (used in) provided by financing activities	(1,161)	3,880
Effect of exchange rate changes on cash and cash equivalents	(21)	21
Net decrease in cash and cash equivalents	(46,499)	(28,143)
Cash and cash equivalents, beginning of period	87,017	89,391
Cash and cash equivalents, end of period	$40,518	$61,248

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,895	$1,145
The accompanying notes are an integral part of these condensed consolidated financial statements

Blue Nile, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.Description of Our Business and Summary of Significant Accounting Policies
The Company
Blue Nile, Inc. ("Blue Nile" or the “Company”) is the leading online retailer of high-quality diamonds and fine jewelry. In addition to sales of diamonds and fine jewelry, the Company provides education, guidance and support to enable customers to more effectively learn about and purchase diamonds and fine jewelry. The Company, a Delaware corporation based in Seattle, Washington, was formed in March 1999. The Company serves consumers in over 40 countries and territories all over the world and maintains its website at www.bluenile.com. Information found on the Company’s website is not incorporated by reference into this Quarterly Report on Form 10-Q or any of its other filings with the Securities and Exchange Commission (the “SEC”).
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 30, 2012, filed with the SEC on February 25, 2013 (the "Annual Report"). The same accounting policies are followed for preparing quarterly and annual financial statements. In the opinion of management, all adjustments necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods have been included and are of a normal, recurring nature.
The financial information as of December 30, 2012 is derived from the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended December 30, 2012, included in Item 8 of the Annual Report.
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
Foreign Currency

Blue Nile, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The assets and liabilities of our subsidiaries have been translated to U.S. dollars using the exchange rates effective on the balance sheet dates, while income and expense accounts are translated at the average rates in effect during the periods presented. The resulting translation adjustments are recorded in accumulated other comprehensive income (loss).
The Company offers customers the ability to transact in 25 foreign currencies. Some of the Company’s subsidiaries engage in transactions denominated in currencies other than the Company’s functional currency. Gains or losses arising from these transactions are recorded in “Other income, net” in the condensed consolidated statements of operations.

Note Receivable and Other Investment
The Company holds a minority ownership of a privately-held company in the form of convertible preferred shares, purchased for an aggregate of $2.0 million, which we accounted for under the cost method of accounting. The Company reviews this investment for impairment when events and circumstances indicate that the decline in fair value of the asset below the carrying value is other-than-temporary. No other-than-temporary impairment charge was recorded for the three months ended March 31, 2013.
The Company holds a $2.0 million note receivable (the "Note") from the same privately-held company. The Note bore interest at LIBOR + 1% as of March 31, 2013. The Note is recorded at its face amount on the Company's condensed consolidated balance sheet.

Credit Agreement
On February 11, 2013, the Company entered into a Credit Agreement (the "Credit Agreement") with U.S. Bank National Association (the "Lender"). The Credit Agreement provides for a $35.0 million (the "Credit Limit") unsecured, revolving credit facility. The Credit Agreement terminates on February 11, 2014 (the "Line Termination Date"). Under the terms and conditions of the Credit Agreement, the Company may borrow from the Lender until the Line Termination Date, with the aggregate principal amounts outstanding at any one time not to exceed the Credit Limit. The interest on the Revolving Loan (as subsequently defined) is the daily reset LIBOR rate plus 1.65%. The fee for the unused portion of the Credit Limit is equal to 0.15% per annum and is due monthly.
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
As of the filing date of this Quarterly Report on Form 10-Q, the Company is in compliance with the covenants of the Credit Agreement and the Company does not have any amounts outstanding under the Credit Agreement.

Note 2.	Stock-based Compensation
As of March 31, 2013, the Company had four equity plans. Additional information regarding these plans is disclosed in the Annual Report.
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
The following weighted-average assumptions were used for the valuation of stock options granted during the periods presented:

Blue Nile, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Quarter ended
	March 31, 2013	April 1, 2012
Expected term	4.5 years	4.3 years
Expected volatility	57.1%	59.2%
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	0.9%	0.7%
Estimated weighted-average fair value per stock option granted	$14.61	$16.03
The assumptions used to calculate the fair value of stock options granted are evaluated and revised, if necessary, to reflect market conditions and the Company’s experience.
A summary of stock option activity for the quarter ended March 31, 2013 is as follows:

	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2012	2,199	$38.55
Granted	109	31.42
Exercised	(10)	22.37
Canceled	(50)	33.12
Balance, March 31, 2013	2,248	$38.39	5.56	$6,297
Vested and expected to vest at March 31, 2013	2,158	$38.51	5.43	$6,138
Exercisable, March 31, 2013	1,621	$39.07	4.38	$5,288

A summary of restricted stock unit (RSU) activity for the quarter ended March 31, 2013 is as follows:

	RSUs (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2012	3	$29.67
Granted	77	31.31
Vested	(2)	31.94
Canceled	—	—
Balance, March 31, 2013	78	$31.32	2.23	$2,717
Vested and expected to vest at March 31, 2013	63	$31.32	2.02	$2,174

The aggregate intrinsic value in the tables above are before applicable income taxes and represent the amount recipients would have received if all stock options had been exercised or RSUs had been released on the last business day of the period indicated, based on the Company’s closing stock price on such date.
The total intrinsic value of stock options exercised during the quarter ended March 31, 2013 was $0.1 million. During the quarter ended March 31, 2013, the total fair value of stock options vested was $1.9 million. As of

Blue Nile, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2013, the Company had total unrecognized compensation costs related to unvested stock options and RSUs of $10.6 million, before income taxes. The Company expects to recognize this cost over a weighted average period of 2.9 years for the options and 3.9 years for the RSUs.

Note 3.	Inventories
Inventories are stated at cost and consist of the following (in thousands):

	March 31, 2013	December 30, 2012
Loose diamonds	$1,875	$1,583
Fine jewelry and other	32,138	31,687
Total	$34,013	$33,270

Note 4.	Net Income Per Share
Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares and common share equivalents outstanding. Common share equivalents included in the computation represent shares issuable upon assumed exercise of outstanding stock options and conversion of unvested RSUs, except when the effect of their inclusion would be antidilutive.
The following tables set forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Quarter ended
	March 31, 2013	April 1, 2012
Net income	$832	$154
Weighted average common shares outstanding	12,482	13,853
Basic net income per share	$0.07	$0.01
Dilutive effect of stock options and RSUs	211	261
Common stock and common stock equivalents	12,693	14,114
Diluted net income per share	$0.07	$0.01
The Company excluded 1,309,700 and 1,299,139 stock option shares from the computation of diluted net income per share for the quarters ended March 31, 2013 and April 1, 2012, respectively, due to their antidilutive effect.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our consolidated financial statements and the related notes contained elsewhere in this Quarterly Report on Form 10-Q and the Annual Report on Form 10-K filed for our fiscal year ended December 30, 2012. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in “Risk Factors.”
Management Overview
We are the leading online retailer of high-quality diamonds and fine jewelry. We offer our products for sale through the www.bluenile.com website in over 40 countries and territories throughout the world. Our primary focus is on growing our business by providing unparalleled selection and value to consumers and delivering exceptional customer service.
Our online business model allows us to avoid many of the costs that are typically incurred by physical retail stores. As a result, we are able to realize lower gross profit margins while remaining profitable. Our lower gross profit margins result from the lower retail prices that we offer to our customers. We believe that our extensive and unique product selection, connection with our customers through our marketing and customer service efforts, and our competitive pricing will enable us to maximize our revenue and profitability and increase market share both domestically and internationally.
In order to increase our sales and market share, we are focused on accelerating the sales growth rate of our business through initiatives across three main categories: 1) the sale of engagement products in the U.S.; 2) the sale of non-engagement products in the U.S.; and 3) the sale of both engagement and non-engagement products in international markets. The engagement product category includes gold or platinum engagement rings with a diamond center stone and loose diamonds.  Our non-engagement product category includes rings, earrings, necklaces, pendants, bracelets, gifts and accessories containing precious metals, diamonds, gemstones, or pearls.
We believe that value is one of the most important drivers of engagement sales, and the current costs of diamonds is a significant factor to our growth rate. Generally, we purchase our diamonds on a real time basis from our suppliers when a customer places an order for a specific diamond. When the cost of diamonds is relatively steady or declines, we believe that our business benefits because we are able to immediately pass those lower costs on to consumers. Diamond prices decreased year-over-year through most of 2012 before stabilizing in the fourth quarter of 2012. Diamond prices have been relatively stable since the fourth quarter of 2012 and throughout most of the first quarter of 2013. Regardless of diamond pricing dynamics we will remain focused on 1) utilizing our aggressive retail pricing; 2) investing heavily in our engagement products; and 3) providing our customers with a compelling website experience across all devices in order to maintain our momentum, gain market share, and increase our value proposition compared to our competitors.
The total addressable market for the sale of non-engagement products is much greater than that for engagement, and we believe our brand is well positioned to gain market share. To accelerate growth in our non-engagement category, we are 1) maximizing our opportunity to sell wedding bands to both new and repeat customers through refined pricing, promotion, messaging and user experience; 2) refining the diamond jewelry assortment ; 3) focusing on quality and understandable designs to drive sales in fashion jewelry; and 4) providing our customers with a compelling website experience across all devices in order to maintain our momentum, gain market share, and increase our value proposition compared to our competitors. We have and will continue to invest in this area.
As part of our plan to accelerate growth in our international business, we are extending our capabilities into markets with the highest potential for growth. We expect significant growth from international markets, both in countries where we have many years of experience, as well as emerging markets. We believe that the Asia-Pacific market, specifically China, represents significant long-term opportunities for us. In 2013, we will continue to increase our investments in infrastructure, product selection, website and mobile experience, and marketing. In addition, we will continue to explore strategic partnerships to better serve our customers in these markets.

Investments during 2012 and the first quarter of 2013 have increased our selling, general and administrative expenses and increased the amount of inventory we carried compared to the same period last year. We believe that these investments will lead to increased growth in all categories of our business and provide higher profitability over the long-term.
First Quarter of 2013 Summary of Results of Operations
We achieved first quarter net sales of $97.1 million, a 16.9% increase from the first quarter of 2012. Net sales in our international markets increased 24.8% from the first quarter of 2012 and comprised approximately 18.1% of our total net sales for the quarter. Our gross profit increased $2.4 million in the first quarter of 2013, a 15.5% increase compared to the first quarter of 2012. Net income per diluted share was $0.07 in the first quarter of 2013, compared to $0.01 for the first quarter of 2012.

Results of Operations
Comparison of the Quarter Ended March 31, 2013 to the Quarter Ended April 1, 2012
The following table presents our operating results for the quarters ended March 31, 2013 and April 1, 2012, including a comparison of the financial results for these periods (dollars in thousands, except per share data):

	Quarter ended
	March 31, 2013	April 1, 2012	$ Change	% Change
Net sales	$97,111	$83,103	$14,008	16.9%
Cost of sales	79,465	67,825	11,640	17.2%
Gross profit	17,646	15,278	2,368	15.5%
Selling, general and administrative expenses	16,488	15,059	1,429	9.5%
Operating income	1,158	219	939	428.8%
Other income, net:
Interest income	42	40	2	5.0%
Other income, net	102	13	89	684.6%
Total other income, net	144	53	91	171.7%
Income before income taxes	1,302	272	1,030	378.7%
Income tax expense	470	118	352	298.3%
Net income	$832	$154	$678	440.3%
Basic net income per share	$0.07	$0.01	$0.06	600.0%
Diluted net income per share	$0.07	$0.01	$0.06	600.0%
Net Sales
Net sales increased 16.9% during the first quarter of 2013 as compared with the first quarter of 2012, due to increases across our three main categories. U.S. engagement net sales for the first quarter of 2013 increased 19.0% to $55.3 million, compared to $46.4 million for the first quarter of 2012 due to an increase in both average shipment value and the number of shipments. The increase was driven by marketing and pricing strategies to maximize sales. U.S. non-engagement net sales for the first quarter 2013 increased 7.4% to $24.2 million, compared to $22.6 million for the first quarter 2012 due to an increase in the average shipment value offset by a decrease in the number of shipments resulting from a change in product mix.
International net sales increased 24.8% to $17.6 million from $14.1 million in the first quarter of 2012 due to an increase in shipments slightly offset by lower average shipment value. The increase in shipments is the result of greater product selection and an increase in our localized marketing efforts. Internally, we monitor our international sales performance on a non-GAAP basis which eliminates the positive or negative effects that result from translating currency from international sales into U.S. dollars (“constant exchange rate basis”). Changes in foreign exchange rates during the first quarter of 2013, compared to the rates in effect during the first quarter of 2012, had a negative impact of approximately 1.1% on international net sales. Excluding the impact of changes in foreign exchange rates, international net sales increased 25.9% for the first quarter of 2013 compared to the first quarter of 2012.

Gross Profit
Gross profit in the first quarter of 2013 increased 15.5% to $17.6 million from $15.3 million in the first quarter of 2012. The increase in gross profit resulted primarily from the growth in net sales. Gross profit as a percentage of net sales was 18.2% for the first quarter of 2013 compared to 18.4% for the first quarter of 2012. The decrease in gross profit as a percentage of net sales resulted primarily from changes in our product mix. Our engagement products provide lower gross profit as a percentage of revenue than our non-engagement products. In the first quarter of 2013, sales of our engagement products grew faster than our non-engagement products and equaled 71.7% of our total revenue versus 69.6% in the first quarter of 2012.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 9.5% to $16.5 million in the first quarter of 2013 compared to $15.1 million in the first quarter of 2012. Compensation and benefits expense increased $0.8 million due to increased headcount to support key business initiatives. Marketing and advertising costs increased $0.5 million in the first quarter of 2013, primarily due to increased spending on online marketing vehicles and other marketing efforts to drive traffic to our website, both domestically and internationally. Credit card interchange and payment processing fees increased approximately $0.4 million in the first quarter of 2013 due primarily to higher sales volumes and to a lesser extent an increase in rates. These increases were offset by savings of $0.3 million in depreciation expense, other general and administrative expenses, and legal expense. As a percentage of net sales, selling, general and administrative expenses were 17.0% in the first quarter of 2013 compared to 18.1% in the first quarter of 2012.
Operating Income
Operating income was $1.2 million in the first quarter of 2013 compared to $0.2 million in the first quarter of 2012. The $1.0 million increase in operating income is primarily due to the $2.4 million increase in gross margin partially offset by the $1.4 million increase in selling, general and administrative expenses.

Other Income, Net

The increase in other income, net in the first quarter of 2013 as compared to the first quarter of 2012 was primarily due to proceeds of approximately $73,000 from a favorable settlement related to the De Beers anti-trust litigation.
Income Taxes
Our effective tax rate decreased to 36.1% in the first quarter of 2013 from 43.6% in the first quarter of 2012. The decrease in the effective rate is primarily due to a $23,000 expense recorded in the first quarter of 2012 related to the reversal of a deferred tax asset.
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

Our liquidity is primarily dependent upon our net cash from operating activities. Our net cash from operating activities is sensitive to many factors, including changes in working capital and the timing and magnitude of expenditures. Working capital at any specific point in time is dependent upon many variables, including our operating results, seasonality, inventory management, the timing of cash receipts and payments, and vendor payment terms.
As of March 31, 2013, we had a working capital deficiency of $2.4 million, including cash and cash equivalents of $40.5 million and inventory of $34.0 million, offset by accounts payable of $74.5 million. Current levels of cash and cash equivalents reflect the seasonal pay down of accounts payable and the strategic decision to repurchase shares of our common stock in the quarter ended March 31, 2013, resulting in the negative working capital.
Net cash of $44.4 million was used in operating activities for the year to date ended March 31, 2013, compared to net cash used in operating activities of $31.3 million for the year to date ended April 1, 2012. The increase in cash used for operating activities was attributable to a higher net payment of accounts payable and accrued liabilities in the current year. Net payment of accounts payable totaled $41.4 million for the year to date ended March 31, 2013 compared to $31.3 million for the year to date ended April 1, 2012. The net payment of accrued liabilities totaled $6.0 million for the year to date ended March 31, 2013 compared to $3.9 million for the year to date ended April 1, 2012. In the first quarter of each year, we generally have a significant pay down of our accounts payable balance built up during the previous year’s fourth quarter holiday season.
Net cash of $0.9 million and $0.8 million was used in investing activities for the year to date periods ended March 31, 2013 and April 1, 2012, respectively. In both years, cash used in investing activities was primarily the result of purchases of property and equipment to support our operations. Our capital needs are generally relatively low and include, without limitation, investments in technology and website enhancements, capital improvements to our leased warehouse and office facilities, and furniture and equipment.
Net cash used in financing activities for the year to date ended March 31, 2013 was $1.2 million, primarily related to the repurchase of common stock of $1.4 million, partially offset by $0.2 million of proceeds from stock option exercises. Net cash provided by financing activities for the year to date ended April 1, 2012 was $3.9 million, primarily related to proceeds from stock option exercises.
On February 7, 2012, our board of directors authorized the repurchase of up to $100.0 million of our common stock during the 24-month period following such approval date under our buyback program. During the year to date ended March 31, 2013, we repurchased an aggregate of 43,541 shares of our common stock for $1.4 million. Since the reauthorization on February 7, 2012, we have repurchased an aggregate of 1,535,527 shares for a total of $40.2 million. As of March 31, 2013, approximately $59.8 million remains under this repurchase authorization, subject to limitations under Delaware law and the market conditions described below.
Since the inception of the buyback program in the first quarter of 2005 through March 31, 2013, we have repurchased an aggregate of approximately 7.5 million shares for a total of $266.7 million. Our shares may be repurchased from time to time in open market transactions or in negotiated transactions off the market. The timing and amount of any shares repurchased is determined by our management based on their evaluation of market conditions and other factors, including our cash needs. Repurchases may also be made under a Rule 10b5-1 plan. We continually assess market conditions, our cash position, operating results, current forecasts and other factors when making decisions about stock repurchases.
On February 11, 2013, we entered into a credit agreement which provides for a $35.0 million unsecured, revolving credit facility (the "Revolving Loan"). We currently do not have any outstanding debt under the Credit Agreement. We believe that our current cash and cash equivalent balances, cash flow from operations and our ability to borrow under the Revolving Loan will be sufficient to meet our anticipated operating and capital expenditure needs for at least the next 12 months. However, projections of future cash needs and cash flows are subject to many factors and to uncertainty. We continually assess our capital structure and opportunities to obtain credit facilities, sell equity or debt securities, or undertake other transactions for strategic reasons or to further strengthen our financial position.
Contractual Obligations

There have been no material changes to our contractual obligations during the period covered by this report from those disclosed in our Annual Report on Form 10-K filed with the SEC on February 25, 2013.
Off-Balance Sheet Arrangements
As of March 31, 2013, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Non-GAAP Financial Measures
To supplement our condensed consolidated financial statements presented in accordance with GAAP, our management internally monitors our sales performance on a non-GAAP constant exchange rate basis that eliminates the positive or negative effects that result from translating international sales into U.S. dollars. Our management does not itself, nor does it suggest that investors should, consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. Investors should also note that the non-GAAP financial measures we used may not be the same non-GAAP financial measures, and may not be calculated in the same manner, as that of other companies. Whenever we use such non-GAAP financial measures, we provide a reconciliation of non-GAAP financial measures to the most closely applicable GAAP financial measures. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measures.
Blue Nile's management believes that international sales on a constant exchange rate basis provide meaningful supplemental information to the company and to investors. Management believes the constant exchange rate measurement provides a more representative assessment of the sales performance and provides better comparability between reporting periods.
The following table reconciles year-over-year international net sales percentage increases (decreases) from the GAAP sales measures to the non-GAAP constant exchange rate basis:

Quarter ended March 31, 2013	Year over year growth	Effect of foreign exchange movements	Year over year growth on constant exchange rate basis
International net sales	24.8%	(1.1)%	25.9%
Quarter ended April 1, 2012	Year over year growth	Effect of foreign exchange movements	Year over year growth on constant exchange rate basis
International net sales	9.3%	0.8%	8.5%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Our exposure to financial market risk results primarily from fluctuations in interest rates and foreign currency exchange rates. There have been no material changes to our market risks as disclosed in our Annual Report on Form 10-K for the year ended December 30, 2012.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
During the quarter ended March 31, 2013, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed by us in our periodic reports filed or submitted under the Exchange Act with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our certifying officers concluded that as of the end of the period covered by this report these disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described under Part I, Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2012, as filed with the SEC on February 25, 2013.

Our business results are significantly affected by the value we are able to provide to our customers.

Demand for our products has been highly sensitive to pricing changes, because the success of our business model depends, in part, on our ability to offer quality products to customers at prices that are below those of traditional jewelry retailers. Pricing changes may result from changes in commodity prices or changes in our pricing strategy. The price of commodities upon which we are substantially dependent are subject to fluctuations arising from changes in supply and demand, competition, and market speculation. Rapid and significant increases in commodity prices, particularly diamond prices, may materially and adversely affect our sales, gross margins, customer experience, and competitive position. Because of our virtual inventory model for loose diamonds, our diamond product prices are much more sensitive to rapid fluctuations in the prices of diamonds than traditional retailers, which typically hold diamonds in inventory. Further, we have and will continue to change our product pricing strategies. Our pricing strategies have and will likely to continue to have a significant impact on our net sales, gross margins, and net income.

Our financial results may be negatively and materially affected if we are required to collect additional taxes on sales or disclose our customers' private information to tax authorities.*
The application of indirect taxes (such as sales and use tax, value-added tax (VAT), goods and services tax, and similar taxes) to ecommerce businesses such as Blue Nile, and to our users is a complex and evolving issue. Currently, we collect indirect taxes related to purchases by customers located in the State of Washington and the State of New York, and certain indirect taxes required to be collected on sales to customers outside of the United States. One or more states or foreign countries have sought and others may seek to impose additional indirect tax collection obligations on us in the future and/or require us to disclose to tax authorities our customers' private information, including but not limited to names, addresses, purchase amounts, and purchase dates. For example:

•
the State of New York has passed legislation that requires any out-of-state seller of tangible personal property to collect and remit New York use tax if the seller engages affiliates above certain financial thresholds in New York to perform certain business promotion activities. California and several other states have enacted or introduced similar legislation.

•
the U.S. Senate and U.S. House versions of the Marketplace Fairness Act (S. 336, S. 743, and H.R. 684) were introduced in the 113th Congress in 2013. This legislation would allow states that meet certain simplification and other standards to require out-of-state sellers to collect and remit indirect taxes on goods purchased by in-state residents.

Given that we sell high value items, indirect tax is a significant consideration, and thus additional obligations to collect indirect taxes from customers may uniquely and materially impact our future sales. A successful assertion by one or more states, U.S. Congress, or foreign countries to require the collection of indirect taxes on the sale of our products and/or to require us to disclose our customers' private information to tax authorities could result in substantial tax, penalty, and interest liabilities for past sales; discourage customers from purchasing products from us; decrease our competitive advantage; cause us to spend additional money, time, and other resources to understand and comply with multi-jurisdictional tax structures; cause us to discontinue certain successful sales and marketing initiatives; and otherwise substantially harm our business and results of operations.
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

We are continuing to undertake several important strategic initiatives designed to drive long-term shareholder value. There can be no assurance that we will be able to successfully implement our new strategic initiatives or that the initiatives will improve results. Our strategy involves investing more in marketing to reach more customers, investing more in the expansion of our international business, and refining our product assortment. We may not be able to successfully implement our new strategic initiatives or the initiatives may result in inadequate return of capital on our investments, higher inventory and lower gross margins and may not result in increased revenue.

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

We have experienced and expect to continue to experience seasonal fluctuations in our net sales. In particular, a disproportionate amount of our net sales has been realized during the fourth quarter as a result of the December holiday season, and we expect this seasonality to continue in the future. Approximately 34%, 32% and 34% of our net sales in the years ended December 30, 2012, January 1, 2012 and January 2, 2011, respectively, were generated during the fourth quarter of each year. In anticipation of increased sales activity during the fourth quarter, we may incur significant additional expenses, including higher inventory of fine jewelry, additional marketing, and additional staffing in our fulfillment and customer support operations. If we experience lower than expected net sales during any fourth quarter, it may have a disproportionately large impact on our operating results and financial condition for that year. Further, we may experience an increase in our net shipping costs due to complimentary upgrades, split-shipments, and additional long-zone shipments necessary to ensure timely delivery for the holiday season. We also experience considerable fluctuations in net sales in periods preceding other annual occasions such as Valentine’s Day (first quarter) and Mother’s Day (second quarter). In the future, our seasonal sales patterns may become more pronounced, may strain our personnel and fulfillment activities, and may cause a shortfall in net sales as compared with expenses in a given period, which could substantially harm our business and results of operations.

We may be unsuccessful in further expanding our operations internationally.

For the quarter ended March 31, 2013, international net sales represented 18.1% of our total net sales. We continue to increase marketing and sales efforts throughout Canada, Europe, and the Asia-Pacific region, and anticipate continuing to expand our international sales and operations in the future either by expanding local versions of our website for foreign markets, through acquisitions, investments or alliances with third parties, or through other means. Investments in foreign entities may be impaired and lose value, and this risk of loss is heightened by potential changes in the legal and regulatory environment in the international markets where these acquired businesses or joint ventures operate.

Further, any international expansion plans we choose to undertake will increase the complexity of our business, require attention from management and other personnel and cause additional strain on our operations, technology systems, financial resources, and our internal financial control and reporting functions. Further, our expansion efforts may be unsuccessful. We have limited experience selling our products in international markets and in conforming to the local cultures, standards or policies necessary to successfully compete in those markets. We cannot be certain that we will be able to expand our global presence if we choose to further expand internationally. In addition, we may have to compete with retailers that have more experience with local markets. Our ability to expand and succeed internationally may also be limited by the demand for our products, the ability to successfully transact in foreign currencies, the ability of our brand to resonate with consumers globally and the adoption of online or Internet commerce in these markets. Different privacy, censorship and liability standards and regulations, and different intellectual property laws in foreign countries may prohibit expansion into such markets or cause our business and results of operations to suffer.

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

The number of people who access the Internet through devices other than personal computers, including mobile phones, smart phones, handheld computers such as notebooks and tablets, video game consoles, and television set-top devices, has increased dramatically in the past few years. The smaller screen size, functionality, and memory associated with some alternative devices may make the use of our website and purchasing our products more difficult; and the versions of our website developed for these devices may not be compelling to consumers. Each manufacturer or distributor may establish unique technical standards for its devices, and our website may not work or be viewable on these devices as a result. As new devices and new platforms are continually being released, it is difficult to predict the challenges we may encounter in developing versions of our website for use on these alternative devices and we may need to devote significant resources to the creation, support, and maintenance of such devices. If we are unable to attract consumers to our website through these devices or are slow to develop a version of our website that is more compatible with alternative devices, we may fail to capture a significant share of consumers in the market for diamonds and fine jewelry, which could adversely affect our business.

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

The retail jewelry industry is intensely competitive. Online retail, including mobile and tablet, is rapidly evolving and subject to changing technology, shifting consumer preferences and tastes, and frequent introductions of new products and services. We expect the competition in the sale of diamonds and fine jewelry to increase and intensify in the future. Our current and potential competitors range from large and established companies to emerging start-ups. Larger more established companies have longer operating histories, greater brand recognition, existing customer and supplier relationships, and significantly greater financial, marketing and other resources. Additionally, larger competitors seeking to establish an online presence may be able to devote substantially more resources to website systems development and exert more leverage over the supply chain for diamonds and fine jewelry than we can. Larger competitors may also be better capitalized to opportunistically acquire, invest or partner with other domestic and international businesses.

Emerging start-ups may be able to innovate and provide products and services faster than we can. In addition, traditional store-based retailers offer consumers the ability to physically handle and examine products in a manner that is not possible over the Internet, as well as a more convenient means of returning and exchanging purchased products. If our competitors are more successful than us in offering compelling products or in attracting and retaining consumers, our revenues and growth rates could decline. Such reductions and/or inventory liquidations can have a short-term adverse effect on our sales. Current and potential competitors include:

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

If we are unable to accurately manage our inventory of fine jewelry, our reputation, results of operations and cash flow could suffer.

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

The satisfactory performance, reliability and availability of our website, transaction processing systems and network infrastructure are critical to our reputation, our ability to attract and retain customers, and to maintain adequate customer service levels. Any future system interruptions, downtime or technical difficulties that result in the unavailability of our website or reduced order fulfillment performance could result in negative publicity, damage our reputation and brand, and cause our business and results of operations to suffer. We may be susceptible to such disruptions in the future. We may also experience temporary system interruptions for a variety of other reasons in the future, including power failures, failures of Internet service and telecommunication providers, software or human errors, or an overwhelming number of visitors trying to reach our website during periods of strong seasonal demand or promotions. Because we are dependent, in part, on third parties for the implementation and maintenance of certain aspects of our systems and because some of the causes of system interruptions may be outside of our control, we may not be able to remedy such interruptions in a timely manner, or at all.

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

Our stock price has been volatile historically, and may continue to be volatile. Further, the sale of our common stock by stockholders with significant holdings may cause the price of our common stock to decrease.

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

We have and plan to continue to opportunistically repurchase shares of our common stock. Since the inception of our share repurchase program in the first quarter of 2005 through March 31, 2013, we have repurchased an aggregate of 7.5 million shares for a total of $266.7 million. In February 2012, our board of directors authorized the repurchase of up to $100.0 million of our common stock during the subsequent 24-month period. Approximately $59.8 million remains under authorization to repurchase as of March 31, 2013. These repurchases and any repurchases we may make in the future may not prove to be at optimal prices and our use of cash for the stock repurchase program may not prove to be the best use of our cash resources and may adversely impact our future liquidity.

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

We have foreign exchange risk.

The results of operations of certain of our subsidiaries are exposed to foreign exchange rate fluctuations. Upon translation from foreign currency from international sales into U.S. dollars, operating results may differ materially from expectations, and we may record significant gains or losses.

Additionally, we allow customers to purchase our products in 25 foreign currencies. This exposes us to foreign exchange rate fluctuations and we may record significant gains or losses as a result of such fluctuations. We price our diamonds based on costs denominated in U.S. dollars. Therefore, when the U.S. dollar strengthens, the retail prices of our products in international markets will become more expensive and sales may decline.

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

As a public reporting company, we are required to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, including expanded disclosures and accelerated reporting requirements and more complex accounting rules. Additionally, as we expand internationally, we will be subject to international accounting and reporting requirements that are new to our business. Compliance with these and other new requirements may increase our costs and require additional management time and resources. We may need to implement additional or enhance our current finance and accounting systems, procedures and controls to satisfy new accounting and reporting requirements. If our internal controls over financial reporting are determined to be ineffective, investors could lose confidence in the reliability of our internal controls over financial reporting, which could adversely affect our stock price.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Below is a summary of stock repurchases during the quarter ended March 31, 2013.
Issuer Purchases of Equity Securities
(Dollars in thousands except per share amounts)

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs *

December 31, 2012 through January 27, 2013	14,341	$31.98	14,341	$60,692
January 28, 2013 through February 24, 2013	29,200	$31.53	29,200	$59,772
February 25, 2013 through March 31, 2013	—	$—	—	$59,772

Total shares purchased	43,541		43,541

*
On February 7, 2012, our board of directors authorized the repurchase of up to $100.0 million of our common stock within the 24-month period following such approval date. As of March 31, 2013, approximately $59.8 million remains under this repurchase authorization. The shares may be repurchased from time to time in open market transactions or in negotiated transactions off the market. Our management determines the timing and amount of any shares repurchased based on their evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws.

Item 6.	Exhibits
See exhibits listed under the Exhibit Index on page

36.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUE NILE, INC.
Registrant

Dated: May 7, 2013	/s/ David Binder
David Binder
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1 (1)	Amended and Restated Certificate of Incorporation of Blue Nile, Inc.
3.2 (2)	Amended and Restated Bylaws of Blue Nile, Inc.
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2 (3)	Specimen Stock Certificate.
4.3 (4)	Amended and Restated Investor Rights Agreement dated June 29, 2001 by and between Blue Nile, Inc. and certain holders of Blue Nile, Inc.’s preferred stock.
10.1.1 (5)*	Form of Option Agreement pursuant to the 2004 Equity Incentive Plan.
10.1.2 (6)*	Form of Stock Option Grant Notice-Employee pursuant to the 2004 Equity Incentive Plan.
10.1.3 (7)*	Form of Stock Option Grant Notice-Non-Employee Director pursuant to the 2004 Equity Incentive Plan.
10.1.4 (8)*	Form of Restricted Stock Unit Grant Notice-Employee under the Blue Nile, Inc. 2004 Equity Incentive Plan.
10.1.5 (9)*	Form of Restricted Stock Unit Grant Notice-Non-Employee Director under the Blue Nile, Inc. 2004 Equity Incentive Plan.
10.1.6 (10)*	Form of Restricted Unit Award Agreement under the Blue Nile, Inc. 2004 Equity Incentive Plan.
10.2 (11)*	Executive Cash Bonus Plan for Fiscal Year 2013.
10.3 (12)*	2013 Compensation Program for Non-Employee Directors.
10.4 (13)	Credit Agreement Between Blue Nile, Inc. and U.S. Bank National Association dated February 11, 2013.
31.1 (14)	Certification of Chief Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2 (14)	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1 (14)**	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
32.2 (14)**	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Denotes a management contract or compensatory plan, contract or agreement, in which the Company’s directors or executive officers may participate.

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

(5)
Previously filed as Exhibit 10.4.2 to Blue Nile, Inc.’s Annual Report on Form 10-K (No. 000-50763), as filed with the Securities and Exchange Commission on February 25, 2013, and incorporated by reference herein.

(6)
Previously filed as Exhibit 10.4.3 to Blue Nile, Inc.’s Annual Report on Form 10-K (No. 000-50763), as filed with the Securities and Exchange Commission on February 25, 2013, and incorporated by reference herein.

(7)
Previously filed as Exhibit 10.4.4 to Blue Nile, Inc.’s Annual Report on Form 10-K (No. 000-50763), as filed with the Securities and Exchange Commission on February 25, 2013, and incorporated by reference herein.

(8)
Previously filed as Exhibit 10.4.5 to Blue Nile, Inc.’s Annual Report on Form 10-K (No. 000-50763), as filed with the Securities and Exchange Commission on February 25, 2013, and incorporated by reference herein.

(9)
Previously filed as Exhibit 10.4.6 to Blue Nile, Inc.’s Annual Report on Form 10-K (No. 000-50763), as filed with the Securities and Exchange Commission on February 25, 2013, and incorporated by reference herein.

(10)
Previously filed as Exhibit 10.4.7 to Blue Nile, Inc.’s Annual Report on Form 10-K (No. 000-50763), as filed with the Securities and Exchange Commission on February 25, 2013, and incorporated by reference herein.

(11)
Previously filed as Exhibit 10.1 to Blue Nile, Inc.’s Current Report on Form 8-K (No. 000-50763), as filed with the Securities and Exchange Commission on February 8, 2013, and incorporated by reference herein.

(12)
Previously filed as Exhibit 10.17 to Blue Nile, Inc.’s Annual Report on Form 10-K (No. 000-50763), as filed with the Securities and Exchange Commission on February 25, 2013, and incorporated by reference herein.

(13)
Previously filed as Exhibit 10.1 to Blue Nile, Inc.’s Current Report on Form 8-K (No. 000-50763), as filed with the Securities and Exchange Commission on February 12, 2013, and incorporated by reference herein.

(14)	Filed herewith.