Form 10-Q
period 2013-06-30
BLUE NILE INC
filed 2013-08-06
CIK 1091171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________________________________
FORM 10-Q
 __________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of July 30, 2013 the registrant had 12,428,955 shares of common stock outstanding.

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

BLUE NILE, INC.

PART I. FINANCIAL INFORMATION
Item  1. Financial Statements
BLUE NILE, INC.
Condensed Consolidated Balance Sheets
(in thousands, except par value)

	June 30, 2013	December 30, 2012	July 1, 2012
	(unaudited)		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$47,314	$87,017	$53,700
Trade accounts receivable	2,544	2,578	1,500
Other accounts receivable	830	907	742
Inventories	31,561	33,270	26,778
Deferred income taxes	722	926	532
Prepaids and other current assets	1,294	1,229	873
Total current assets	84,265	125,927	84,125
Property and equipment, net	8,361	7,876	8,028
Intangible assets, net	166	195	224
Deferred income taxes	8,308	7,786	7,841
Note receivable	2,000	2,000	2,000
Other investments	2,000	2,000	2,000
Other assets	197	117	150
Total assets	$105,297	$145,901	$104,368
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$77,664	$116,209	$62,302
Accrued liabilities	8,032	12,439	7,597
Current portion of long-term financing obligation	60	60	59
Current portion of deferred rent	282	246	212
Total current liabilities	86,038	128,954	70,170
Long-term financing obligation, less current portion	595	625	655
Deferred rent, less current portion	2,344	2,188	1,982
Other long-term liabilities	26	25	—
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, none issued and outstanding	—	—	—
Common stock, $0.001 par value; 300,000 shares authorized; 20,778, 20,752 and 20,656 shares issued, respectively 12,407, 12,503 and 13,550 shares outstanding, respectively	21	21	21
Additional paid-in capital	200,321	197,282	192,579
Accumulated other comprehensive loss	(111)	(100)	(170)
Retained earnings	85,921	82,883	76,223
Treasury stock, at cost; 8,371, 8,249 and 7,106 shares outstanding, respectively	(269,858)	(265,977)	(237,092)
Total stockholders’ equity	16,294	14,109	31,561
Total liabilities and stockholders’ equity	$105,297	$145,901	$104,368
The accompanying notes are an integral part of these condensed consolidated financial statements

BLUE NILE, INC.
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Quarter ended		Year to date ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Net sales	$108,014	$90,981	$205,125	$174,084
Cost of sales	87,917	73,790	167,382	141,615
Gross profit	20,097	17,191	37,743	32,469
Selling, general and administrative expenses	16,685	14,867	33,173	29,926
Operating income	3,412	2,324	4,570	2,543
Other income, net:
Interest income, net	22	45	64	85
Other income, net	38	67	140	80
Total other income, net	60	112	204	165
Income before income taxes	3,472	2,436	4,774	2,708
Income tax expense	1,266	858	1,736	976
Net income	$2,206	$1,578	$3,038	$1,732
Basic net income per share	$0.18	$0.11	$0.24	$0.13
Diluted net income per share	$0.17	$0.11	$0.24	$0.12
The accompanying notes are an integral part of these condensed consolidated financial statements

BLUE NILE, INC.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	Quarter ended		Year to date ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Net income	$2,206	$1,578	$3,038	$1,732
Other comprehensive income (loss):
Foreign currency translation adjustments	33	(90)	(11)	(47)
Total comprehensive income	$2,239	$1,488	$3,027	$1,685
The accompanying notes are an integral part of these condensed consolidated financial statements

BLUE NILE, INC.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount		Retained Earnings		Shares	Amount	Total Stockholders’ Equity
December 31, 2012	20,752	$21	$197,282	$82,883	$(100)	(8,249)	$(265,977)	$14,109
Net income				3,038				3,038
Other comprehensive loss					(11)			(11)
Tax deficiency from exercise of stock options			(12)					(12)
Exercise of common stock options	22	—	477					477
Issuance of common stock to directors	1	—	40					40
Vesting of restricted stock units	3	—						—
Stock-based compensation			2,534					2,534
Repurchase of common stock						(122)	(3,881)	(3,881)
Balance, June 30, 2013	20,778	$21	$200,321	$85,921	$(111)	(8,371)	$(269,858)	$16,294
The accompanying notes are an integral part of these condensed consolidated financial statements

BLUE NILE, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Year to date ended
	June 30, 2013	July 1, 2012
Operating activities:
Net income	$3,038	$1,732
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,568	1,763
Loss on disposal of property and equipment	—	24
Stock-based compensation	2,491	2,514
Deferred income taxes	(318)	1,369
Tax deficiency from exercise of stock options	(12)	(1,803)
Excess tax benefit from exercise of stock options	(39)	(8)
Changes in assets and liabilities:
Receivables	111	2,625
Inventories	1,709	2,489
Prepaid expenses and other assets	(145)	143
Accounts payable	(38,268)	(33,199)
Accrued liabilities	(4,407)	(3,329)
Other long term liabilities	1	—
Deferred rent and other	192	(77)
Net cash used in operating activities	(34,079)	(25,757)
Investing activities:
Purchases of property and equipment	(2,201)	(1,495)
Purchases of other investments	—	(2,000)
Payments for note receivable	—	(2,000)
Net cash used in investing activities	(2,201)	(5,495)
Financing activities:
Repurchase of common stock	(3,881)	(8,426)
Proceeds from stock option exercises	477	4,035
Excess tax benefit from exercise of stock options	39	8
Principal payments under long-term financing obligation	(30)	(30)
Net cash used in financing activities	(3,395)	(4,413)
Effect of exchange rate changes on cash and cash equivalents	(28)	(26)
Net decrease in cash and cash equivalents	(39,703)	(35,691)
Cash and cash equivalents, beginning of period	87,017	89,391
Cash and cash equivalents, end of period	$47,314	$53,700

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$3,970	$1,205
Non-cash investing and financing activities:
Unsettled repurchases of common stock	$—	$1,539
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

Note Receivable and Other Investment
The Company holds a minority ownership of a privately-held company in the form of convertible preferred shares, purchased for an aggregate of $2.0 million, which we accounted for under the cost method of accounting. The Company reviews this investment for impairment when events and circumstances indicate that the decline in fair value of the asset below the carrying value is other-than-temporary. No other-than-temporary impairment charges were recorded for the year to date ended June 30, 2013.
The Company holds a $2.0 million note receivable (the "Note") from the same privately-held company. The interest rate changes over the term of the Note to LIBOR plus a predetermined rate per annum. The Note is recorded at its face amount on the Company's condensed consolidated balance sheet.

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

On May 21, 2013, the date of the 2013 Annual Meeting of Stockholders (the "Annual Meeting"), the Company's stockholders approved the 2013 Equity Incentive Plan (the “2013 Plan”), effective as of such date. The 2013 Plan is intended to be the successor to the Company's 2004 Equity Incentive Plan (the “2004 Plan”) and the Blue Nile, Inc. Third Amended and Restated 2004 Non-Employee Directors Stock Option Plan (the “Directors' Plan”).

As of June 30, 2013, with the addition of the 2013 Plan, the Company has five equity plans. Once the 2013 Plan became effective, the 2004 Plan was suspended and any equity compensation that would have been granted under the 2004 Plan will now be granted under the 2013 Plan. The Directors' Plan was suspended in April 2012 and no equity compensation has been granted under the Directors' Plan since that date. Any equity compensation that would have been granted under the Directors' Plan will now be granted under the 2013 Plan.
Additional information regarding the former plans is disclosed in the Annual Report.
Stock-based compensation expense, net of estimated forfeitures, is recognized on a straight-line basis over the vesting period for each stock option or restricted stock unit ("RSU") grant expected to vest with forfeitures estimated at the date of grant based on the Company's historical experience and future expectations.

Blue Nile, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The fair value of each stock option on the date of grant is estimated using the Black-Scholes-Merton option valuation model. The fair value of each RSU is based on the fair market value of the Company's common stock on the date of the grant.
The following weighted-average assumptions were used for the valuation of stock options granted during the periods presented:

	Quarter ended		Year to date ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Expected term	4.5 years	4.5 years	4.5 years	4.3 years
Expected volatility	54.0%	59.0%	56.9%	59.1%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	0.8%	0.8%	0.9%	0.8%
Estimated weighted-average fair value per stock option granted	$15.54	$14.05	$14.68	$15.48
The assumptions used to calculate the fair value of stock options granted are evaluated and revised, if necessary, to reflect market conditions and the Company’s experience.
A summary of stock option activity for the year to date ended June 30, 2013 is as follows:

	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2012	2,199	$38.55
Granted	117	31.67
Exercised	(22)	21.56
Canceled	(66)	35.19
Balance, June 30, 2013	2,228	$38.45	5.38	$10,969
Vested and expected to vest at June 30, 2013	2,153	$38.56	5.26	$10,641
Exercisable, June 30, 2013	1,674	$39.14	4.31	$8,772
A summary of RSU activity for the year to date ended June 30, 2013 is as follows:

	RSUs (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2012	3	$29.67
Granted	95	31.85
Vested	(3)	32.22
Canceled	(1)	31.31
Balance, June 30, 2013	94	$31.77	1.80	$3,561
Vested and expected to vest at June 30, 2013	79	$31.77	1.60	$2,978

Blue Nile, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The aggregate intrinsic value in the tables above are before applicable income taxes and represent the amount recipients would have received if all stock options had been exercised or RSUs had been released on the last business day of the period indicated, based on the closing stock price of the Company's common stock on such date.
The total intrinsic value of stock options exercised during the year to date ended June 30, 2013 was $0.3 million. During the year to date ended June 30, 2013, the total fair value of stock options vested was $3.0 million. As of June 30, 2013, the Company had total unrecognized compensation costs related to unvested stock options and RSUs of $10.0 million, before income taxes. The Company expects to recognize this cost over a weighted average period of 2.7 years for the options and 3.4 years for the RSUs.

Note 3.	Inventories
Inventories are stated at cost and consist of the following (in thousands):

	June 30, 2013	December 30, 2012	July 1, 2012
Loose diamonds	$2,360	$1,583	$1,621
Fine jewelry and other	29,201	31,687	25,157
Total	$31,561	$33,270	$26,778

Note 4.	Net Income Per Share
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
The following tables set forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Quarter ended		Year to date ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Net income	$2,206	$1,578	$3,038	$1,732
Weighted average common shares outstanding	12,411	13,787	12,447	13,820
Basic net income per share	$0.18	$0.11	$0.24	$0.13
Dilutive effect of stock options and RSUs	217	109	213	212
Common stock and common stock equivalents	12,628	13,896	12,660	14,032
Diluted net income per share	$0.17	$0.11	$0.24	$0.12
For the quarter and year to date ended June 30, 2013, the Company excluded 1,326,354 and 1,318,027 stock option shares, respectively, from the computation of diluted net income per share due to their antidilutive effect. For the quarter and year to date ended July 1, 2012, the Company excluded 1,943,525 and 1,382,042 stock option shares, respectively, from the computation of diluted net income per share due to their antidilutive effect.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our consolidated financial statements and the related notes contained elsewhere in this Quarterly Report on Form 10-Q and the Annual Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in “Risk Factors.”
Management Overview
We are the leading online retailer of high-quality diamonds and fine jewelry. We offer our products for sale through the Blue Nile website in over 40 countries and territories throughout the world. Our primary focus is on growing our business by providing unparalleled quality, selection and value to consumers and delivering exceptional customer service.
We believe that our extensive and unique product selection, connection with our customers through our marketing and customer service efforts, and the value we provide to our customers through our competitive pricing will enable us to maximize our revenue and profitability and increase market share both domestically and internationally. Our online business model allows us to avoid many of the costs that are typically incurred by physical retail stores. As a result, we are able to realize lower gross profit margins while remaining profitable.
In order to increase our sales and market share, we are focused on accelerating the sales growth rate of our business through initiatives across three main categories: 1) the sale of engagement products in the U.S.; 2) the sale of non-engagement products in the U.S.; and 3) the sale of both engagement and non-engagement products in international markets. The engagement product category includes gold or platinum engagement rings with a diamond center stone and loose diamonds.  Our non-engagement product category includes rings, earrings, necklaces, pendants, bracelets, gifts and accessories containing precious metals, diamonds, gemstones or pearls.
We believe that value is one of the most important drivers of engagement sales, and the current cost of diamonds is a significant factor to our growth rate. Generally, we purchase our diamonds on a real time basis from our suppliers when a customer places an order for a specific diamond. When the cost of diamonds is relatively steady or declines, we believe that our business benefits because we are able to immediately pass those lower costs on to consumers. Diamond prices decreased year-over-year through most of 2012 before stabilizing in the fourth quarter of 2012. Diamond prices have been relatively stable since the fourth quarter of 2012 and throughout the year-to-date ended June 30, 2013. Regardless of diamond pricing dynamics we will remain focused on 1) utilizing our aggressive retail pricing; 2) investing heavily in our engagement products; and 3) providing our customers with a compelling website experience across all devices in order to maintain our momentum, gain market share, and increase our value proposition compared to our competitors.
The total addressable market for the sale of non-engagement products is much greater than that for engagement, and we believe our brand is well positioned to gain market share. To accelerate growth in our non-engagement category, we are 1) maximizing our opportunity to sell wedding bands to both new and repeat customers through refined pricing, promotion, messaging and user experience; 2) refining the diamond jewelry assortment; 3) focusing on quality and understandable designs to drive sales in fashion jewelry; and 4) providing our customers with a compelling website experience across all devices in order to maintain our momentum, gain market share, and increase our value proposition compared to our competitors. We have and will continue to invest in this area.
As part of our plan to accelerate growth in our international business, we are extending our capabilities into markets with the highest potential for growth. We expect significant growth from international markets, both in countries where we have many years of experience, as well as emerging markets. We believe that the Asia-Pacific market, specifically China, represents significant long-term opportunities for us. For fiscal year 2013, we have and will continue to increase our investments in infrastructure, product selection, website and mobile experience, and marketing. In addition, we will continue to explore strategic partnerships to better serve our customers in these markets.

Investments during 2012 and the first quarter of 2013 have increased our selling, general and administrative expenses and increased the amount of inventory we carried compared to the same period last year. We believe that these investments will lead to increased growth in all categories of our business and provide higher profitability over the long-term.
Second Quarter of 2013 Summary of Results of Operations
We achieved second quarter net sales of $108.0 million, an 18.7% increase from the second quarter of 2012. Net sales increased across our three main categories - U.S. engagement net sales increased 22.0%, U.S. non-engagement net sales increased 11.3% and net sales in our international markets increased 19.1% from the second quarter of 2012. International net sales comprised approximately 15.9% of our total net sales for the quarter. Our gross profit increased $2.9 million in the second quarter of 2013, a 16.9% increase compared to the second quarter of 2012. Net income per diluted share was $0.17 in the second quarter of 2013, compared to $0.11 for the second quarter of 2012.

Results of Operations
Comparison of the Quarter Ended June 30, 2013 to the Quarter Ended July 1, 2012
The following table presents our operating results for the quarters ended June 30, 2013 and July 1, 2012, including a comparison of the financial results for these periods (dollars in thousands, except per share data):

	Quarter ended
	June 30, 2013	July 1, 2012	$ Change	% Change
Net sales	$108,014	$90,981	$17,033	18.7%
Cost of sales	87,917	73,790	14,127	19.1%
Gross profit	20,097	17,191	2,906	16.9%
Selling, general and administrative expenses	16,685	14,867	1,818	12.2%
Operating income	3,412	2,324	1,088	46.8%
Other income, net:
Interest income	22	45	(23)	(51.1)%
Other income, net	38	67	(29)	(43.3)%
Total other income, net	60	112	(52)	(46.4)%
Income before income taxes	3,472	2,436	1,036	42.5%
Income tax expense	1,266	858	408	47.6%
Net income	$2,206	$1,578	$628	39.8%
Basic net income per share	$0.18	$0.11	$0.07	63.6%
Diluted net income per share	$0.17	$0.11	$0.06	54.5%
Net Sales
Net sales increased 18.7% during the second quarter of 2013 as compared with the second quarter of 2012. U.S. engagement net sales for the second quarter of 2013 increased 22.0% to $63.9 million, compared to $52.4 million for the second quarter of 2012 due to an increase in both average shipment value and the number of shipments. These increases were driven by marketing and pricing strategies to maximize sales. U.S. non-engagement net sales for the second quarter 2013 increased 11.3% to $27.0 million, compared to $24.2 million for the second quarter 2012 due to an increase in the average shipment value offset by a decrease in the number of shipments. We refined our marketing efforts and product assortment in this category during the second quarter of 2013 to generate greater sales. These efforts were targeted at certain products which typically sell at a higher price than the average of the products in this category. As we generated more sales of these items, our average shipment value increased.
International net sales increased 19.1% to $17.1 million from $14.4 million in the second quarter of 2012 due to an increase in shipments slightly offset by lower average shipment value. The increase in shipments is the result of greater product selection and an increase in our localized marketing efforts. Internally, we monitor our international sales performance on a non-GAAP basis which eliminates the positive or negative effects that result from translating currency from international sales into U.S. dollars (“constant exchange rate basis”). Changes in foreign exchange rates during the second quarter of 2013, compared to the rates in effect during the second quarter of 2012, had a negative impact of approximately 1.5% on international net sales. Excluding the impact of changes in foreign exchange rates, international net sales increased 20.6% for the second quarter of 2013 compared to the second quarter of 2012.

Gross Profit
Gross profit in the second quarter of 2013 increased 16.9% to $20.1 million from $17.2 million in the second quarter of 2012. The increase in gross profit resulted primarily from the growth in net sales. Gross profit as a percentage of net sales was 18.6% for the second quarter of 2013 compared to 18.9% for the second quarter of 2012. The decrease in gross profit as a percentage of net sales resulted primarily from changes in our product mix. Our engagement products provide lower gross profit as a percentage of revenue than our non-engagement products. In the second quarter of 2013, sales of our engagement products grew faster than our non-engagement products and equaled 71.9% of our total revenue versus 70.2% in the second quarter of 2012.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 12.2% to $16.7 million in the second quarter of 2013 compared to $14.9 million in the second quarter of 2012. Compensation and benefits expense increased $0.7 million due to increased headcount to support key business initiatives. Marketing and advertising costs increased $0.5 million in the second quarter of 2013, primarily due to increased spending on online marketing vehicles and other marketing efforts to drive traffic to our website, both domestically and internationally. Credit card interchange and payment processing fees increased approximately $0.5 million in the second quarter of 2013 due primarily to higher sales volumes and increase in rates. Selling, general and administrative expenses as a percentage of net sales decreased to 15.4% in the second quarter of 2013 compared to 16.3% in the second quarter of 2012 as sales accelerated faster than expenses. Our online business model with a relatively low fixed cost structure allows us to gain efficiency as sales increase.
Operating Income
Operating income was $3.4 million in the second quarter of 2013 compared to $2.3 million in the second quarter of 2012. The $1.1 million increase in operating income is primarily due to the $2.9 million increase in gross margin partially offset by the $1.8 million increase in selling, general and administrative expenses.
Income Taxes
Our effective tax rate increased to 36.5% in the second quarter of 2013 from 35.2% in the second quarter of 2012. The increase in the effective rate is primarily due to the valuation allowance related to deferred tax assets recognized by our international subsidiaries in 2013.

Comparison of the Year to Date Ended June 30, 2013 to the Year to Date Ended July 1, 2012
The following table presents our operating results for the years to date ended June 30, 2013 and July 1, 2012, including a comparison of the financial results for these periods (dollars in thousands, except per share data):

	Year to date ended
	June 30, 2013	July 1, 2012	$ Change	% Change
Net sales	$205,125	$174,084	$31,041	17.8%
Cost of sales	167,382	141,615	25,767	18.2%
Gross profit	37,743	32,469	5,274	16.2%
Selling, general and administrative expenses	33,173	29,926	3,247	10.9%
Operating income	4,570	2,543	2,027	79.7%
Other income, net:
Interest income	64	85	(21)	(24.7)%
Other income, net	140	80	60	75.0%
Total other income, net	204	165	39	23.6%
Income before income taxes	4,774	2,708	2,066	76.3%
Income tax expense	1,736	976	760	77.9%
Net income	$3,038	$1,732	$1,306	75.4%
Basic net income per share	$0.24	$0.13	$0.11	84.6%
Diluted net income per share	$0.24	$0.12	$0.12	100.0%

Net Sales
Net sales increased 17.8% during the year to date ended June 30, 2013, compared with the year to date ended July 1, 2012, due primarily to an increase in the average shipment value partially offset by a decrease in the number of orders shipped. Net sales in the U.S. increased 17.0% to $170.4 million during the year to date ended June 30, 2013, compared with $145.6 million during the year to date ended July 1, 2012. U.S. engagement net sales for the year to date ended June 30, 2013 increased to $119.2 million from $98.8 million for the year to date ended July 1, 2012. U.S. non-engagement net sales for the year to date ended June 30, 2013 were $51.2 million, compared to $46.8 million for the year to date ended July 1, 2012.
International net sales increased 22.0% in the year to date ended June 30, 2013 to $34.7 million, from $28.5 million in the year to date ended July 1, 2012. Foreign exchange rates during the year to date ended June 30, 2013, compared to the rates in effect during the year to date ended July 1, 2012, had a negative impact of approximately 1.3% on international net sales. Excluding the impact of changes in foreign exchange rates, international net sales increased 23.3% in the year to date ended June 30, 2013 over the year to date ended July 1, 2012.
Gross Profit
Gross profit increased $5.3 million to $37.7 million in the year to date ended June 30, 2013 compared to $32.5 million in the year to date ended July 1, 2012. The increase in gross margin dollars resulted primarily from an increase in net sales. Gross profit as a percentage of net sales was 18.4% in the year to date ended June 30, 2013 as compared to 18.7% in the year to date ended July 1, 2012. This percentage decrease was primarily due to product mix. Engagement net sales was 71.8% of our total year to date revenue versus 69.9% in the prior year.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 10.9% to $33.2 million in the year to date ended June 30, 2013 compared to $29.9 million in the year to date ended July 1, 2012. Compensation and benefits expense increased $1.6 million due to increased headcount to support key business initiatives and higher incentive compensation expense. Marketing and advertising costs increased $1.0 million, primarily due to increases in the rate and volume of our online marketing activities and other marketing strategy efforts to acquire new customers in our domestic and international markets. Credit card interchange and payment processing fees increased approximately $0.9 million due to higher sales volumes and rates. Rent expense increased by $0.1 million due to a new facility in Shanghai, People's Republic of China and additional space for the corporate headquarters in Seattle, Washington. These increases were partially offset by a decrease in professional fees of $0.2 million and depreciation expense of

$0.2 million. As a percentage of net sales, selling, general and administrative expenses were 16.2% in the year to date ended June 30, 2013, as compared to 17.2% in the year to date ended July 1, 2012 as sales accelerated faster than expenses. Our business model allows us to gain efficiency with a relatively low fixed cost structure.
Operating Income
Operating income increased 79.7% to $4.6 million in the year to date ended June 30, 2013 compared to $2.5 million in the year to date ended July 1, 2012. The increase in operating income for the year to date ended June 30, 2013 was due to an increase in gross margin dollars partially offset by an increase in selling, general and administrative expenses.
Income Taxes
Our effective tax rate increased to 36.4% in the year to date ended June 30, 2013 from 36.0% in the year to date ended July 1, 2012. The increase in the effective rate is primarily due to the valuation allowance related to deferred tax assets recognized by our international subsidiaries in 2013.
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
Our liquidity is primarily dependent upon our net cash provided by operating activities. Our net cash provided by operating activities is sensitive to many factors, including changes in working capital and the timing and magnitude of expenditures. Working capital at any specific point in time is dependent upon many variables, including our operating results, seasonality, inventory management, the timing of cash receipts and payments, and vendor payment terms.
As of June 30, 2013, we had a working capital deficiency of $1.8 million, including cash and cash equivalents of $47.3 million and inventory of $31.6 million, offset by accounts payable of $77.7 million. Current levels of cash and cash equivalents reflect the seasonal pay down of accounts payable and the strategic decision to repurchase shares of our common stock in the second half of 2012 and the year to date ended June 30, 2013.
Net cash of $34.1 million was used in operating activities for the year to date ended June 30, 2013, compared to net cash used in operating activities of $25.8 million for the year to date ended July 1, 2012. The increase in cash used for operating activities was attributable to a higher net payment of accounts payable and accrued liabilities in the current year. Net payment of accounts payable totaled $38.3 million for the year to date ended June 30, 2013 compared to $33.2 million for the year to date ended July 1, 2012. The net payment of accrued liabilities totaled $4.4 million for the year to date ended June 30, 2013 compared to $3.3 million for the year to date ended July 1, 2012. In the first quarter of each year, we generally have a significant pay down of our accounts payable balance built up during the previous year’s fourth quarter holiday season.
Net cash of $2.2 million and $5.5 million was used in investing activities for the year to date periods ended June 30, 2013 and July 1, 2012, respectively. In May 2012, net cash of $4.0 million was used to purchase preferred shares in a privately-held company and provide a loan to the same privately-held company in exchange for a note receivable. Net cash of $2.2 million and $1.5 million was used for the year-to-date periods ended June 30, 2013 and July 1, 2012, respectively, for purchases of property and equipment to support our operations. Our capital needs are generally relatively low and include, without limitation, investments in technology and website enhancements, capital improvements to our leased warehouse and office facilities, and furniture and equipment.
Net cash used in financing activities for the year to date ended June 30, 2013 was $3.4 million, primarily related to the repurchase of common stock of $3.9 million, partially offset by $0.5 million of proceeds from stock option exercises. Net cash used in financing activities for the year to date ended July 1, 2012 was $4.4 million, primarily related to repurchases of common stock of $8.4 million offset by proceeds from stock option exercises of $4.0 million.

On February 7, 2012, our board of directors authorized the repurchase of up to $100.0 million of our common stock during the 24-month period following such approval date under our buyback program. During the year to date ended June 30, 2013, we repurchased an aggregate of 122,495 shares of our common stock for $3.9 million. Since the reauthorization on February 7, 2012, we have repurchased an aggregate of 1,614,481 shares for a total of $42.7 million. As of June 30, 2013, approximately $57.3 million remains under this repurchase authorization, subject to limitations under Delaware law and the market conditions described below.
Since the inception of the buyback program in the first quarter of 2005 through June 30, 2013, we have repurchased an aggregate of approximately 7.6 million shares for a total of $269.2 million. Our shares may be repurchased from time to time in open market transactions or in negotiated transactions off the market. The timing and amount of any shares repurchased is determined by our management based on their evaluation of market conditions and other factors, including our cash needs. Repurchases may also be made under a Rule 10b5-1 plan. We continually assess market conditions, our cash position, operating results, current forecasts and other factors when making decisions about stock repurchases.
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
Contractual Obligations
There have been no material changes to our contractual obligations during the period covered by this report from those disclosed in our Annual Report filed with the SEC on February 25, 2013.
Off-Balance Sheet Arrangements
As of June 30, 2013, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
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
The following table reconciles year-over-year international net sales percentage increases (decreases) from the GAAP sales measures to the non-GAAP constant exchange rate basis:

Quarter ended June 30, 2013	Year over year growth	Effect of foreign exchange movements	Year over year growth on constant exchange rate basis
International net sales	19.1%	(1.5)%	20.6%
Quarter ended July 1, 2012	Year over year growth	Effect of foreign exchange movements	Year over year growth on constant exchange rate basis
International net sales	12.6%	(3.7)%	16.3%

Year to date ended June 30, 2013	Year over year growth	Effect of foreign exchange movements	Year over year growth on constant exchange rate basis
International net sales	22.0%	(1.3)%	23.3%
Year to date ended July 1, 2012	Year over year growth	Effect of foreign exchange movements	Year over year growth on constant exchange rate basis
International net sales	10.8%	(1.7)%	12.5%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Our exposure to financial market risk results primarily from fluctuations in interest rates and foreign currency exchange rates. There have been no material changes to our market risks as disclosed in our Annual Report on Form 10-K for the year ended December 30, 2012.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
During the quarter ended June 30, 2013, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed by us in our periodic reports filed or submitted under the Exchange Act with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our certifying officers concluded that as of the end of the period covered by this report these disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described under Part I, Item 1A “Risk Factors” included in our Annual Report, as filed with the SEC on February 25, 2013.

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

For the year to date ended June 30, 2013, international net sales represented 16.9% of our total net sales. We continue to increase marketing and sales efforts throughout Canada, Europe, and the Asia-Pacific region, and anticipate continuing to expand our international sales and operations in the future either by expanding local versions of our website for foreign markets, through acquisitions, investments or alliances with third parties, or through other means. Investments in foreign entities may be impaired and lose value, and this risk of loss is heightened by potential changes in the legal and regulatory environment in the international markets where these acquired businesses or joint ventures operate.

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

Our current and future international operations may also fail to succeed due to other risks inherent in foreign operations, including:

•	the need to develop new supplier and jeweler relationships;

•	international regulatory requirements, tariffs and duties;

•	difficulties in staffing and managing foreign operations;

•	longer payment cycles from credit card companies;

•	greater difficulty in accounts receivable collection;

•	our reliance on third-party carriers for product shipments to our customers;

•	risk of theft of our products during shipment;

•	limited payment, shipping and insurance options for us and our customers;

•	potential adverse tax consequences;

•	foreign currency exchange risk;

•	lack of infrastructure to adequately conduct electronic commerce transactions or fulfillment operations;

•	unclear foreign intellectual property protection laws;

•	laws and regulations related to corporate governance and employee/employer relationships;

•	price controls or other restrictions on foreign currency;

•	difficulties in obtaining export, import or other business licensing requirements;

•	changes in customs and import processes, costs or restrictions;

•	increased payment risk and greater difficulty addressing credit card fraud;

•	consumer and data protection laws;

•	lower levels of adoption or use of the Internet;

•	geopolitical events, including war and terrorism; or

•	the need to conduct business in foreign languages on both the website and in our customer service efforts.

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

We have and plan to continue to opportunistically repurchase shares of our common stock. Since the inception of our share repurchase program in the first quarter of 2005 through June 30, 2013, we have repurchased an aggregate of 7.6 million shares for a total of $269.2 million. In February 2012, our board of directors authorized the repurchase of up to $100.0 million of our common stock during the subsequent 24-month period. Approximately $57.3 million remains under authorization to repurchase as of June 30, 2013. These repurchases and any repurchases we may make in the future may not prove to be at optimal prices and our use of cash for the stock repurchase program may not prove to be the best use of our cash resources and may adversely impact our future liquidity.

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

We rely on a combination of patent, trademark, trade secret and copyright law, and contractual restrictions to protect our intellectual property. These afford only limited protection. Despite our efforts to protect and enforce our proprietary rights, unauthorized parties have attempted, and may in the future attempt, to copy aspects of our website features, compilation and functionality or to obtain and use information that we consider as proprietary, such as the technology used to operate our website, our content and our trademarks. We have registered or have applications pending for, “Blue Nile,” the BN logo, the Blue Nile BN stylized logo, “Build Your Own Ring”, “Build Your Own Five-Stone Ring,” “Build Your Own Three Stone Ring,” “Build Your Own Diamond Jewelry,” “Build Your Own Diamond Pendant,” “Build Your Own Earrings,” and "Build Your Own Charm Bracelet" as trademarks in the United States and in certain other countries. In addition, we are the holder of a patent entitled "Computerized Search Technique, such as an Internet-Based Gemstone Search Technique" (U.S. Patent No. 8,271,521) and have several other U.S. patent applications pending at this time. Our competitors have, and other competitors may, adopt service names similar to ours, thereby impeding our ability to build brand identity and possibly leading to consumer confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of the term Blue Nile or our other trademarks. Any claims or consumer confusion related to our trademarks could damage our reputation and brand and substantially harm our business and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Below is a summary of stock repurchases during the quarter ended June 30, 2013.
Issuer Purchases of Equity Securities
(Dollars in thousands except per share amounts)

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs *

April 1, 2013 through April 28, 2013	78,254	$31.69	78,254	$57,292
April 29, 2013 through May 26, 2013	700	$31.02	700	$57,270
May 27, 2013 through June 30, 2013	—	$—	—	$57,270

Total shares purchased	78,954		78,954

*
On February 7, 2012, our board of directors authorized the repurchase of up to $100.0 million of our common stock within the 24-month period following such approval date. As of June 30, 2013, approximately $57.3 million remains under this repurchase authorization. The shares may be repurchased from time to time in open market transactions or in negotiated transactions off the market. Our management determines the timing and amount of any shares repurchased based on their evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws.

Item 6.	Exhibits
See exhibits listed under the Exhibit Index on page

37.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUE NILE, INC.
Registrant

Dated: August 6, 2013	/s/ David Binder
David Binder
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1 (1)	Amended and Restated Certificate of Incorporation of Blue Nile, Inc.
3.2 (2)	Amended and Restated Bylaws of Blue Nile, Inc.
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2 (3)	Specimen Stock Certificate.
10.1.1 (4)*	2013 Equity Incentive Plan.
10.1.2 (5)*	Form of Option Agreement pursuant to the 2013 Equity Incentive Plan.
10.1.3 (6)*	Form of Stock Option Grant Notice-Employee pursuant to the 2013 Equity Incentive Plan.
10.1.4 (7)*	Form of Stock Option Grant Notice-Non-Employee Director pursuant to the 2013 Equity Incentive Plan.
10.1.5 (8)*	Form of Restricted Stock Unit Grant Notice-Employee under the Blue Nile, Inc. 2013 Equity Incentive Plan.
10.1.6 (9)*	Form of Restricted Stock Unit Grant Notice-Non-Employee Director under the Blue Nile, Inc. 2013 Equity Incentive Plan.
10.1.7 (10)*	Form of Restricted Unit Award Agreement under the Blue Nile, Inc. 2013 Equity Incentive Plan.
31.1 (11)	Certification of Chief Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2 (11)	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1 (11)**	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
32.2 (11)**	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Denotes a management contract or compensatory plan, contract or agreement, in which the Company’s directors or executive officers may participate.

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

(4)
Previously filed as Exhibit 99.1.1 to Blue Nile, Inc.’s Registration Statement on Form S-8 (No. 333-188740), as filed with the Securities and Exchange Commission on May 21, 2013, and incorporated by reference herein.

(5)
Previously filed as Exhibit 99.1.2 to Blue Nile, Inc.’s Registration Statement on Form S-8 (No. 333-188740), as filed with the Securities and Exchange Commission on May 21, 2013, and incorporated by reference herein.

(6)
Previously filed as Exhibit 99.1.3 to Blue Nile, Inc.’s Registration Statement on Form S-8 (No. 333-188740), as filed with the Securities and Exchange Commission on May 21, 2013, and incorporated by reference herein.

(7)
Previously filed as Exhibit 99.1.4 to Blue Nile, Inc.’s Registration Statement on Form S-8 (No. 333-188740), as filed with the Securities and Exchange Commission on May 21, 2013, and incorporated by reference herein.

(8)
Previously filed as Exhibit 99.1.5 to Blue Nile, Inc.’s Registration Statement on Form S-8 (No. 333-188740), as filed with the Securities and Exchange Commission on May 21, 2013, and incorporated by reference herein.

(9)
Previously filed as Exhibit 99.1.6 to Blue Nile, Inc.’s Registration Statement on Form S-8 (No. 333-188740), as filed with the Securities and Exchange Commission on May 21, 2013, and incorporated by reference herein.

(10)
Previously filed as Exhibit 99.1.7 to Blue Nile, Inc.’s Registration Statement on Form S-8 (No. 333-188740), as filed with the Securities and Exchange Commission on May 21, 2013, and incorporated by reference herein.

(11)	Filed herewith.