Form 10-Q
period 2013-09-29
BLUE NILE INC
filed 2013-11-05
CIK 1091171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________________________________
FORM 10-Q
 __________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2013
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of October 30, 2013, the registrant had 12,803,661 shares of common stock outstanding.

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

BLUE NILE, INC.

PART I. FINANCIAL INFORMATION
Item  1. Financial Statements
BLUE NILE, INC.
Condensed Consolidated Balance Sheets
(in thousands, except par value)

	September 29, 2013	December 30, 2012	September 30, 2012
	(unaudited)		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$47,930	$87,017	$30,237
Trade accounts receivable	2,513	2,578	2,237
Other accounts receivable	2,434	907	797
Inventories	30,934	33,270	28,916
Deferred income taxes	684	926	419
Prepaid income taxes	1,607	—	—
Prepaids and other current assets	1,239	1,229	1,291
Total current assets	87,341	125,927	63,897
Property and equipment, net	9,573	7,876	8,080
Intangible assets, net	152	195	210
Deferred income taxes	7,161	7,786	7,458
Note receivable	2,000	2,000	2,000
Other investments	2,280	2,000	2,000
Other assets	192	117	153
Total assets	$108,699	$145,901	$83,798
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$73,839	$116,209	$66,862
Accrued liabilities	7,228	12,439	5,936
Current portion of long-term financing obligation	61	60	60
Current portion of deferred rent	277	246	246
Total current liabilities	81,405	128,954	73,104
Long-term financing obligation, less current portion	580	625	640
Deferred rent, less current portion	2,287	2,188	2,236
Other long-term liabilities	67	25	—
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, none issued and outstanding	—	—	—
Common stock, $0.001 par value; 300,000 shares authorized; 21,107, 20,752 and 20,746 shares issued, respectively 12,589, 12,503 and 12,497 shares outstanding, respectively	21	21	21
Additional paid-in capital	210,865	197,282	195,947
Accumulated other comprehensive loss	(56)	(100)	(137)
Retained earnings	88,827	82,883	77,964
Treasury stock, at cost; 8,518, 8,249 and 8,249 shares outstanding, respectively	(275,297)	(265,977)	(265,977)
Total stockholders’ equity	24,360	14,109	7,818
Total liabilities and stockholders’ equity	$108,699	$145,901	$83,798

The accompanying notes are an integral part of these condensed consolidated financial statements

BLUE NILE, INC.
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Quarter ended		Year to date ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Net sales	$98,925	$89,830	$304,050	$263,914
Cost of sales	80,238	72,900	247,620	214,515
Gross profit	18,687	16,930	56,430	49,399
Selling, general and administrative expenses	16,165	14,264	49,338	44,190
Operating income	2,522	2,666	7,092	5,209
Other income, net:
Interest income, net	20	20	84	105
Other income, net	3	16	143	96
Total other income, net	23	36	227	201
Income before income taxes	2,545	2,702	7,319	5,410
Income tax (benefit) expense	(361)	961	1,375	1,937
Net income	$2,906	$1,741	$5,944	$3,473
Basic net income per share	$0.23	$0.14	$0.48	$0.26
Diluted net income per share	$0.23	$0.14	$0.47	$0.25
The accompanying notes are an integral part of these condensed consolidated financial statements

BLUE NILE, INC.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	Quarter ended		Year to date ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Net income	$2,906	$1,741	$5,944	$3,473
Other comprehensive income (loss):
Foreign currency translation adjustments	55	33	44	(14)
Total comprehensive income	$2,961	$1,774	$5,988	$3,459
The accompanying notes are an integral part of these condensed consolidated financial statements

BLUE NILE, INC.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount		Retained Earnings		Shares	Amount	Total Stockholders’ Equity
December 31, 2012	20,752	$21	$197,282	$82,883	$(100)	(8,249)	$(265,977)	$14,109
Net income				5,944				5,944
Other comprehensive income					44			44
Tax deficiency from exercise of stock options			(147)					(147)
Exercise of common stock options	346	—	9,847					9,847
Issuance of common stock to directors	2	—	60					60
Vesting of restricted stock units	7	—						—
Stock-based compensation			3,823					3,823
Repurchase of common stock						(269)	(9,320)	(9,320)
Balance, September 29, 2013	21,107	$21	$210,865	$88,827	$(56)	(8,518)	$(275,297)	$24,360
The accompanying notes are an integral part of these condensed consolidated financial statements

BLUE NILE, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Year to date ended
	September 29, 2013	September 30, 2012
Operating activities:
Net income	$5,944	$3,473
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,363	2,615
Loss on disposal of property and equipment	3	31
Stock-based compensation	3,765	3,831
Deferred income taxes	867	1,865
Tax deficiency from exercise of stock options	(147)	(2,556)
Excess tax benefit from exercise of stock options	(250)	(25)
Changes in assets and liabilities:
Receivables	115	2,147
Inventories	2,336	351
Prepaid federal income taxes	(1,607)	—
Prepaid expenses and other assets	(85)	(278)
Accounts payable	(42,146)	(28,881)
Accrued liabilities	(5,211)	(3,451)
Other long term liabilities	43	—
Deferred rent and other	130	(103)
Net cash used in operating activities	(33,880)	(20,981)
Investing activities:
Purchases of property and equipment	(4,109)	(2,095)
Purchases of other investments	(280)	(2,000)
Payments for note receivable	—	(2,000)
Net cash used in investing activities	(4,389)	(6,095)
Financing activities:
Repurchase of common stock	(9,320)	(38,850)
Proceeds from stock option exercises	8,269	6,803
Excess tax benefit from exercise of stock options	250	25
Principal payments under long-term financing obligation	(45)	(44)
Net cash used in financing activities	(846)	(32,066)
Effect of exchange rate changes on cash and cash equivalents	28	(12)
Net decrease in cash and cash equivalents	(39,087)	(59,154)
Cash and cash equivalents, beginning of period	87,017	89,391
Cash and cash equivalents, end of period	$47,930	$30,237

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$4,965	$2,891
Non-cash investing and financing activities:
Receivable from stock option exercises	$1,578	$—
The accompanying notes are an integral part of these condensed consolidated financial statements

Blue Nile, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.	Description of Our Business and Summary of Significant Accounting Policies
The Company
Blue Nile, Inc. ("Blue Nile" or the “Company”) is the leading online retailer of high-quality diamonds and fine jewelry. In addition to sales of diamonds and fine jewelry, the Company provides education, guidance and support to enable customers to more effectively learn about and purchase diamonds and fine jewelry. The Company, a Delaware corporation based in Seattle, Washington, was formed in March 1999. The Company serves consumers in over 40 countries and territories all over the world and maintains its website at www.bluenile.com. Information found on the Company’s website is not incorporated by reference into this Quarterly Report on Form 10-Q or any of its other filings with the U.S. Securities and Exchange Commission (the “SEC”).
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
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates include the allowance for sales returns, accounting for income taxes, and assumptions used to determine stock-based compensation expense. Actual results could differ materially from those estimates.
During the quarter-ended September 29, 2013, there was a change in accounting estimate relating to our income tax expense. We recognized an income tax benefit resulting primarily from the domestic production activities deduction related to the current and prior tax years recorded in the quarter-ended September 29, 2013. The out-of-period impact of this deduction decreased our income tax expense and increased our net income by $1.1 million and $0.08 per diluted share for the quarter and year-to-date ended September 29, 2013.
In addition, as a result primarily of this deduction, our effective tax rate decreased to (14.2)% in the third quarter of 2013 from 35.6% in the third quarter of 2012 and our effective tax rate decreased to 18.8% in the year-to-date ended September 29, 2013 from 35.8% in the year-to-date ended September 30, 2012.

Blue Nile, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Foreign Currency
The assets and liabilities of our subsidiaries have been translated to U.S. dollars using the exchange rates effective on the balance sheet dates, while income and expense accounts are translated at the average rates in effect during the periods presented. The resulting translation adjustments are recorded in accumulated other comprehensive income (loss).
The Company offers customers the ability to transact in 25 currencies. Some of the Company’s subsidiaries engage in transactions denominated in currencies other than the Company’s functional currency. Gains or losses arising from these transactions are recorded in other income, net in the condensed consolidated statements of operations.
Note Receivable and Other Investments
The Company holds a minority ownership of a privately-held company in the form of convertible preferred shares, purchased for an aggregate amount of $2.0 million, which we accounted for under the cost method of accounting.
The Company holds a $2.0 million note receivable (the "Note") from the same privately-held company. The interest rate changes over the term of the Note to LIBOR plus a predetermined rate per annum. The Note is recorded at its face amount on the Company's condensed consolidated balance sheet.
During the quarter ended September 29, 2013, the Company purchased, for $280,000, a minority ownership in another privately-held company in the form of common stock and warrants, which we accounted for under the cost method of accounting.
The Company reviews its investments for impairment when events and circumstances indicate that the decline in fair value of the assets below the carrying value is other-than-temporary. No other-than-temporary impairment charges were recorded for the year-to-date ended September 29, 2013.
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
As of the filing date of this Quarterly Report on Form 10-Q, the Company does not have any amounts outstanding under the Credit Agreement and is in compliance with the covenants of the Credit Agreement.

Note 2.	Stock-based Compensation
On May 21, 2013, the date of the Company's 2013 Annual Meeting of Stockholders (the "Annual Meeting"), the Company's stockholders approved the 2013 Equity Incentive Plan (the “2013 Plan”), effective as of such date. The 2013 Plan is intended to be the successor to the Company's 2004 Equity Incentive Plan (the “2004 Plan”) and the Blue Nile, Inc. Third Amended and Restated 2004 Non-Employee Directors Stock Option Plan (the “Directors' Plan”).
As of September 29, 2013, with the addition of the 2013 Plan, the Company has a total of five equity plans. Once the 2013 Plan became effective, the 2004 Plan was suspended and any equity compensation that would have been granted under the 2004 Plan is now granted under the 2013 Plan. The Directors' Plan was suspended in April 2012 and no equity compensation has been granted under the Directors' Plan since that date. Any equity compensation that would have been granted under the Directors' Plan is now granted under the 2013 Plan.

Blue Nile, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
During the quarter ended September 29, 2013, there were no stock options granted. The following weighted-average assumptions were used for the valuation of stock options granted during the fiscal year-to-date periods presented:

	Year to date ended
	September 29, 2013	September 30, 2012
Expected term	4.5 years	4.3 years
Expected volatility	56.9%	59.1%
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	0.9%	0.7%
Estimated weighted-average fair value per stock option granted	$14.68	$15.43
The assumptions used to calculate the fair value of stock options granted are evaluated and revised, if necessary, to reflect market conditions and the Company’s experience.
A summary of stock option activity for the year-to-date ended September 29, 2013 is as follows:

	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2012	2,199	$38.55
Granted	117	31.67
Exercised	(347)	28.40
Canceled	(101)	41.90
Balance, September 29, 2013	1,868	$39.82	5.67	$12,027
Vested and expected to vest at September 29, 2013	1,805	$39.98	5.57	$11,568
Exercisable, September 29, 2013	1,366	$41.21	4.66	$8,622
A summary of RSU activity for the year-to-date ended September 29, 2013 is as follows:

Blue Nile, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	RSUs (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2012	3	$29.67
Granted	96	31.95
Vested	(7)	35.41
Canceled	(1)	31.37
Balance, September 29, 2013	91	$31.62	1.63	$3,765
Vested and expected to vest at September 29, 2013	78	$31.62	1.43	$3,207

The aggregate intrinsic value in the tables above are before applicable income taxes and represent the amount recipients would have received if all stock options had been exercised or RSUs had been released on the last business day of the period indicated, based on the closing stock price of the Company's common stock on such date.
The total intrinsic value of stock options exercised during the year-to-date ended September 29, 2013 was $3.7 million. During the year-to-date ended September 29, 2013, the total fair value of stock options vested was $3.9 million. As of September 29, 2013, the Company had total unrecognized compensation costs related to unvested stock options and RSUs of $8.9 million, before income taxes. The Company expects to recognize this cost over a weighted average period of 2.6 years for the options and 3.2 years for the RSUs.

Note 3.	Inventories
Inventories are stated at cost and consist of the following (in thousands):

	September 29, 2013	December 30, 2012	September 30, 2012
Loose diamonds	$3,049	$1,583	$1,802
Fine jewelry and other	27,885	31,687	27,114
Total	$30,934	$33,270	$28,916

Note 4.	Net Income Per Share
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
The following tables set forth the computation of basic and diluted net income per share (in thousands, except per share data):

Blue Nile, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Quarter ended		Year to date ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Net income	$2,906	$1,741	$5,944	$3,473
Weighted average common shares outstanding	12,431	12,677	12,441	13,439
Basic net income per share	$0.23	$0.14	$0.48	$0.26
Dilutive effect of stock options and RSUs	256	193	229	204
Common stock and common stock equivalents	12,687	12,870	12,670	13,643
Diluted net income per share	$0.23	$0.14	$0.47	$0.25
For the quarter and year-to-date ended September 29, 2013, the Company excluded 1,183,186 and 1,259,122 stock option shares, respectively, from the computation of diluted net income per share due to their antidilutive effect. For the quarter and year-to-date ended September 30, 2012, the Company excluded 1,369,231 and 1,391,654 stock option shares, respectively, from the computation of diluted net income per share due to their antidilutive effect.

Note 5. Subsequent Events
On October 28, 2013, Blue Nile’s Board of Directors authorized the renewal of the Company's repurchase program. The Company is authorized to repurchase up to $100.0 million of the Company’s common stock over the next 24 months.

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
We believe that value is one of the most important drivers of engagement sales, and the current cost of diamonds is a significant factor to our growth rate. Generally, we purchase our diamonds on a real time basis from our suppliers when a customer places an order for a specific diamond. When the cost of diamonds is relatively steady or declines, we believe that our business benefits because we are able to immediately pass those lower costs on to consumers. Diamond prices decreased year-over-year through most of 2012 before stabilizing in the fourth quarter of 2012. Diamond prices have been relatively stable since the fourth quarter of 2012 and throughout the fiscal year 2013. Regardless of diamond pricing dynamics we will remain focused on 1) utilizing our aggressive retail pricing; 2) investing heavily in our engagement products; and 3) providing our customers with a compelling website experience across all devices in order to maintain our momentum, gain market share, and increase our value proposition compared to our competitors.
The total addressable market for the sale of non-engagement products is much greater than that for engagement, and we believe our brand is well positioned to gain market share. To accelerate growth in our non-engagement category, we are 1) maximizing our opportunity to sell wedding bands and diamond jewelry to both new and repeat customers through refined assortment and pricing, promotion, messaging and user experience; 2) focusing on quality and understandable designs to drive sales in fashion jewelry; and 3) providing our customers with a compelling website experience across all devices in order to maintain our momentum, gain market share, and increase our value proposition compared to our competitors. We have and will continue to invest in this area.
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
Investments during 2012 and during the year-to-date ended September 29, 2013 have increased our selling, general and administrative expenses and increased the amount of inventory we carried compared to the same period last year. We believe that these investments will lead to increased growth in all categories of our business and provide higher profitability over the long-term.
Third Quarter of 2013 Summary of Results of Operations
We achieved third quarter net sales of $98.9 million, a 10.1% increase from the third quarter of 2012. Net sales increased across each of our three main categories - U.S. engagement net sales increased 7.1%, U.S. non-engagement net sales increased 9.6% and net sales of both engagement and non-engagement products in our international markets increased 22.9% from the third quarter of 2012. International net sales comprised approximately 17.3% of our total net sales for the quarter. Our gross profit increased $1.8 million in the third quarter of 2013, a 10.4% increase compared to the third quarter of 2012. Net income per diluted share was $0.23 in the third quarter of 2013, compared to $0.14 for the third quarter of 2012.

Results of Operations
Comparison of the Quarter Ended September 29, 2013 to the Quarter Ended September 30, 2012
The following table presents our operating results for the quarters ended September 29, 2013 and September 30, 2012, including a comparison of the financial results for these periods (dollars in thousands, except per share data):

	Quarter ended
	September 29, 2013	September 30, 2012	$ Change	% Change
Net sales	$98,925	$89,830	$9,095	10.1%
Cost of sales	80,238	72,900	7,338	10.1%
Gross profit	18,687	16,930	1,757	10.4%
Selling, general and administrative expenses	16,165	14,264	1,901	13.3%
Operating income	2,522	2,666	(144)	(5.4)%
Other income, net:
Interest income	20	20	—	—%
Other income, net	3	16	(13)	(81.3)%
Total other income, net	23	36	(13)	(36.1)%
Income before income taxes	2,545	2,702	(157)	(5.8)%
Income tax expense	(361)	961	(1,322)	(137.6)%
Net income	$2,906	$1,741	$1,165	66.9%
Basic net income per share	$0.23	$0.14	$0.09	64.3%
Diluted net income per share	$0.23	$0.14	$0.09	64.3%
Net Sales
Net sales increased 10.1% during the third quarter of 2013 as compared with the third quarter of 2012. Net sales in the U.S. increased 7.8% to $81.8 million for the third quarter of 2013, compared with $75.9 million in the same quarter last year. U.S. engagement net sales for the third quarter of 2013 increased 7.1% to $57.9 million, compared to $54.1 million for the third quarter of 2012 due to an increase in both the number of shipments and average shipment value. These increases were driven by marketing and pricing strategies to maximize sales. U.S. non-engagement net sales for the third quarter 2013 increased 9.6% to $23.9 million, compared to $21.8 million for the third quarter 2012 due to an increase in the number of shipments offset by a decrease in the average shipment value due to pricing and promotional strategies to maximize sales.
International net sales increased 22.9% to $17.1 million from $13.9 million in the third quarter of 2012 due to an increase in orders, partially offset by a decrease in the average shipment value. Growth was particularly strong in Asia. Internally, we monitor our international sales performance on a non-GAAP basis which eliminates the positive or negative effects that result from translating currency from international sales into U.S. dollars (“constant exchange rate basis”). Changes in foreign exchange rates during the third quarter of 2013, compared to the rates in effect during the third quarter of 2012, had a negative impact of approximately 4.7% on international net sales. Excluding the impact of changes in foreign exchange rates, international net sales increased 27.6% for the third quarter of 2013 compared to the third quarter of 2012.

Gross Profit
Gross profit in the third quarter of 2013 increased 10.4% to $18.7 million from $16.9 million in the third quarter of 2012. The increase in gross profit resulted primarily from the growth in net sales. Gross profit as a percentage of net sales was 18.9% for the third quarter of 2013 and 18.8% for the third quarter of 2012. In the third quarter of 2013, sales of our engagement and non-engagement products grew at approximately the same rate. Sales of our engagement products equaled 72.8% of our total revenue in both periods.
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

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 13.3% to $16.2 million in the third quarter of 2013 compared to $14.3 million in the third quarter of 2012. Marketing and advertising costs increased $1.0 million in the third quarter of 2013, primarily due to increased spending on online marketing vehicles and other marketing efforts to drive traffic to our website, both domestically and internationally. Compensation and benefits expense increased $0.6 million due to increased headcount to support key business initiatives. Credit card interchange and payment processing fees increased approximately $0.2 million in the third quarter of 2013 due primarily to higher sales volumes. Selling, general and administrative expenses as a percentage of net sales increased to 16.3% in the third quarter of 2013 compared to 15.9% in the third quarter of 2012 as expenses accelerated faster than sales.
Operating Income
Operating income was $2.5 million in the third quarter of 2013 compared to $2.7 million in the third quarter of 2012. The decrease in operating income is primarily due to $1.9 million increase in selling, general and administrative expenses partially offset by the $1.8 million increase in gross margin.
Income Taxes
Our effective tax rate decreased to (14.2)% in the third quarter of 2013 from 35.6% in the third quarter of 2012. The decrease in the effective rate is primarily due to the domestic production activities deduction related to the current and prior tax years recorded in the third quarter of 2013.

Comparison of the Year to Date Ended September 29, 2013 to the Year to Date Ended September 30, 2012
The following table presents our operating results for the years to date ended September 29, 2013 and September 30, 2012, including a comparison of the financial results for these periods (dollars in thousands, except per share data):

	Year to date ended
	September 29, 2013	September 30, 2012	$ Change	% Change
Net sales	$304,050	$263,914	$40,136	15.2%
Cost of sales	247,620	214,515	33,105	15.4%
Gross profit	56,430	49,399	7,031	14.2%
Selling, general and administrative expenses	49,338	44,190	5,148	11.6%
Operating income	7,092	5,209	1,883	36.1%
Other income, net:
Interest income	84	105	(21)	(20.0)%
Other income, net	143	96	47	49.0%
Total other income, net	227	201	26	12.9%
Income before income taxes	7,319	5,410	1,909	35.3%
Income tax expense	1,375	1,937	(562)	(29.0)%
Net income	$5,944	$3,473	$2,471	71.1%
Basic net income per share	$0.48	$0.26	$0.22	84.6%
Diluted net income per share	$0.47	$0.25	$0.22	88.0%

Net Sales
Net sales increased 15.2% during the year-to-date ended September 29, 2013, compared with the year-to-date ended September 30, 2012, due primarily to an increase in the average shipment value. Net sales in the U.S. increased 13.9% to $252.2 million during the year-to-date ended September 29, 2013, compared with $221.5 million during the year-to-date ended September 30, 2012. U.S. engagement net sales for the year-to-date ended September 29, 2013 increased 15.8% to $177.1 million from $152.9 million for the year-to-date ended September 30, 2012. U.S. non-engagement net sales for the year-to-date ended September 29, 2013 increased 9.5% to $75.1 million, compared to $68.6 million for the year-to-date ended September 30, 2012.
International net sales increased 22.3% in the year-to-date ended September 29, 2013 to $51.9 million, from $42.4 million in the year-to-date ended September 30, 2012. Foreign exchange rates during the year-to-date ended September 29, 2013, compared to the rates in effect during the year-to-date ended September 30, 2012, had a negative impact of approximately 2.4% on international net sales. Excluding the impact of changes in foreign exchange rates, international net sales increased 24.7% in the year-to-date ended September 29, 2013 over the year-to-date ended September 30, 2012.
Gross Profit
Gross profit increased $7.0 million to $56.4 million in the year-to-date ended September 29, 2013 compared to $49.4 million in the year-to-date ended September 30, 2012. The increase in gross margin dollars resulted primarily from an increase in net sales. Gross profit as a percentage of net sales was 18.6% in the year-to-date ended September 29, 2013 as compared to 18.7% in the year-to-date ended September 30, 2012. This percentage decrease was primarily due to product mix. Engagement net sales were 72.1% of our total year-to-date revenue versus 70.9% in the prior year. Our engagement products generally provide lower gross margin as a percentage of revenue than our non-engagement products.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 11.6% to $49.3 million in the year-to-date ended September 29, 2013 compared to $44.2 million in the year-to-date ended September 30, 2012. Compensation and benefits expense increased $2.2 million due to increased headcount to support key business initiatives and higher incentive compensation expense. Marketing and advertising costs increased $2.0 million, primarily due to increases in the rate and volume of our online marketing activities and other marketing strategy efforts to drive traffic and sales in our domestic and international markets. Credit card interchange and payment processing fees increased approximately $1.0 million due to higher sales volumes and rates. As a percentage of net sales, selling, general and administrative expenses were 16.2% in the year-to-date ended September 29, 2013, as compared to 16.7% in the year-to-date ended September 30, 2012 as sales accelerated faster than expenses. Our online business model with a relatively low cost structure allows us to gain efficiency as sales increase.
Operating Income
Operating income increased 36.1% to $7.1 million in the year-to-date ended September 29, 2013 compared to $5.2 million in the year-to-date ended September 30, 2012. The increase in operating income for the year-to-date ended September 29, 2013 was due to an increase in gross margin dollars partially offset by an increase in selling, general and administrative expenses.
Income Taxes
Our effective tax rate decreased to 18.8% in the year-to-date ended September 29, 2013 from 35.8% in the year-to-date ended September 30, 2012. The decrease in the effective rate is primarily due to the domestic production activities deduction related to the current and prior tax years recorded in 2013.
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
As of September 29, 2013, we had working capital of $5.9 million, including cash and cash equivalents of $47.9 million and inventory of $30.9 million, offset by accounts payable of $73.8 million. Current levels of cash and cash equivalents reflect increased proceeds from stock option exercises offset by the seasonal pay down of accounts payable and the repurchase of shares of our common stock in fiscal year 2013.
Net cash of $33.9 million was used in operating activities for the year-to-date ended September 29, 2013, compared to net cash used in operating activities of $21.0 million for the year-to-date ended September 30, 2012. The increase in cash used for operating activities was attributable to a higher net payment of accounts payable and accrued liabilities in the current year. Net payment of accounts payable totaled $42.1 million for the year-to-date ended September 29, 2013 compared to $28.9 million for the year-to-date ended September 30, 2012. The net payment of accrued liabilities totaled $5.2 million for the year-to-date ended September 29, 2013 compared to $3.5 million for the year-to-date ended September 30, 2012. In the first quarter of each year, we generally have a significant pay down of our accounts payable balance built up during the previous year’s fourth quarter holiday season.
Net cash of $4.4 million and $6.1 million was used in investing activities for the year-to-date periods ended September 29, 2013 and September 30, 2012, respectively. In May 2012, net cash of $4.0 million was used to purchase preferred shares in a privately-held company and provide a loan to the same privately-held company in exchange for a note receivable. Net cash of $4.1 million and $2.1 million was used for the year-to-date periods ended September 29, 2013 and September 30, 2012, respectively, for purchases of property and equipment to support our operations. Our capital needs are generally relatively low and include, without limitation, investments in technology and website enhancements, capital improvements to our leased warehouse and office facilities, and furniture and equipment.
Net cash used in financing activities for the year-to-date ended September 29, 2013 was $0.8 million, primarily related to the repurchase of common stock of $9.3 million partially offset by $8.3 million of proceeds from stock option exercises. Net cash used in financing activities for the year-to-date ended September 30, 2012 was $32.1 million, primarily related to repurchases of common stock of $38.9 million partially offset by proceeds from stock option exercises of $6.8 million.
On February 7, 2012, our board of directors authorized the repurchase of up to $100.0 million of our common stock during the 24-month period following such approval date under our buyback program. During the year-to-date ended September 29, 2013, we repurchased an aggregate of 269,140 shares of our common stock for $9.3 million. Since the reauthorization on February 7, 2012 through September 29, 2013, we have repurchased an aggregate of 1,761,126 shares for a total of $48.2 million. This left approximately $51.8 million under this repurchase authorization.
On October 28, 2013, our board of directors authorized the renewal of our share repurchase program. Under this renewed program, we are authorized to repurchase up to $100.0 million of our common stock over the next 24 months, subject to limitations under Delaware law and the market conditions described below.
Since the inception of the buyback program in the first quarter of 2005 through September 29, 2013, we have repurchased an aggregate of approximately 7.8 million shares for a total of $274.7 million. Our shares may be repurchased from time to time in open market transactions or in negotiated transactions off the market. The timing and amount of any shares repurchased is determined by our management based on their evaluation of market conditions and other factors, including our cash needs. Repurchases may also be made under a Rule 10b5-1 plan. We continually assess market conditions, our cash position, operating results, current forecasts and other factors when making decisions about stock repurchases.
For the fourth quarter to date through November 4, 2013, we have repurchased an additional 30,100 shares of our common stock for $1.1 million.

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
Off-Balance Sheet Arrangements
As of September 29, 2013, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
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
Our management believes that international sales on a constant exchange rate basis provide meaningful supplemental information to the company and to investors. Management believes the constant exchange rate measurement provides a more representative assessment of the sales performance and provides better comparability between reporting periods.
The following table reconciles year-over-year international net sales percentage increases (decreases) from the GAAP sales measures to the non-GAAP constant exchange rate basis:

Quarter ended September 29, 2013	Year over year growth	Effect of foreign exchange movements	Year over year growth on constant exchange rate basis
International net sales	22.9%	(4.7)%	27.6%
Quarter ended September 30, 2012	Year over year growth	Effect of foreign exchange movements	Year over year growth on constant exchange rate basis
International net sales	(3.3)%	(1.8)%	(1.5)%

Year to date ended September 29, 2013	Year over year growth	Effect of foreign exchange movements	Year over year growth on constant exchange rate basis
International net sales	22.3%	(2.4)%	24.7%
Year to date ended September 30, 2012	Year over year growth	Effect of foreign exchange movements	Year over year growth on constant exchange rate basis
International net sales	5.7%	(1.8)%	7.5%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Our exposure to financial market risk results primarily from fluctuations in interest rates and foreign currency exchange rates. There have been no material changes to our market risks as disclosed in our Annual Report on Form 10-K for the year ended December 30, 2012.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
During the quarter ended September 29, 2013, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed by us in our periodic reports filed or submitted under the Exchange Act with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our certifying officers concluded that as of the end of the period covered by this report these disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 29, 2013, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•
the U.S. Senate and U.S. House versions of the Marketplace Fairness Act (S. 336, S. 743, and H.R. 684) were introduced in the 113th U.S. Congress in 2013. This legislation would allow states that meet certain simplification and other standards to require out-of-state sellers to collect and remit indirect taxes on goods purchased by in-state residents.

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

For the year-to-date ended September 29, 2013, international net sales represented 17.1% of our total net sales. We continue to increase marketing and sales efforts throughout Canada, Europe, and the Asia-Pacific region, and anticipate continuing to expand our international sales and operations in the future either by expanding local versions of our website for foreign markets, through acquisitions, investments or alliances with third parties, or through other means. Investments in foreign entities may be impaired and lose value, and this risk of loss is heightened by potential changes in the legal and regulatory environment in the international markets where these acquired businesses or joint ventures operate.

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

A majority of the world’s supply of rough diamonds is controlled by a small number of diamond mining firms. As a result, any decisions made to restrict the supply of rough diamonds by these firms to our suppliers could substantially impair our ability to acquire diamonds at commercially reasonable prices, if at all. We do not currently have any direct supply relationships with these firms. Our ability to acquire diamonds and fine jewelry is also substantially dependent on our relationships with various suppliers. Approximately 14%, 21% and 28% of our payments to our diamond and fine jewelry suppliers for each of the years ended December 30, 2012, January 1, 2012 and January 2, 2011, respectively, were made to our top three suppliers for that year. The top three suppliers may change from year to year. Our inability to maintain and expand these and other future diamond and fine jewelry supply relationships on commercially reasonable terms or the inability of our current and future suppliers to maintain arrangements for the supply of products sold to us on commercially reasonable terms would substantially harm our business and results of operations. The financial performance and viability of our suppliers are also significantly dependent upon worldwide economic conditions and consumer demand for diamonds and fine jewelry. The failure of any of our principal suppliers to remain financially viable could adversely impact our supply of diamonds and fine jewelry for sale to our customers. Further, we typically have exclusive online supply relationships with our diamond suppliers. If we were no longer able to maintain these exclusive relationships with key suppliers, this may adversely impact our diamond supply and may harm our business results of operations.

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

Repurchases of our common stock or other investments we may make may not prove to be the best use of our cash resources.*

We have and plan to continue to opportunistically repurchase shares of our common stock. Since the inception of our share repurchase program in the first quarter of 2005 through September 29, 2013, we have repurchased an aggregate of 7.8 million shares for a total of $274.7 million. On October 28, 2013, Blue Nile’s Board of Directors authorized the renewal of the Company's repurchase program. The Company is authorized to repurchase up to $100.0 million of the Company’s common stock over the next 24 months.
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
Additionally, we allow customers to purchase our products in 25 currencies. This exposes us to foreign exchange rate fluctuations and we may record significant gains or losses as a result of such fluctuations. We price our diamonds based on costs denominated in U.S. dollars. Therefore, when the U.S. dollar strengthens, the retail prices of our products in international markets will become more expensive and sales may decline.

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

We currently hold the bluenile.com, bluenile.co.uk and bluenile.ca Internet domain names and various other related domain names. Domain names generally are regulated by Internet regulatory bodies. If we lose the ability to use a domain name in a particular country, we would be forced to either incur significant additional expenses to market our products within that country, including the development of a new brand and the creation of new promotional materials and packaging, or elect not to sell products in that country. Either result could substantially harm our business and results of operations. The regulation of domain names in the United States and in foreign countries is subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. We may not be able to acquire or maintain the domain names that utilize the name Blue Nile in all of the countries in which we currently conduct or intend to conduct business.

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

Third parties have, and may in the future, assert that we have infringed their patents or other intellectual property rights. We cannot predict whether any such assertions or claims arising from such assertions will substantially harm our business and results of operations. If we are forced to defend against any infringement claims, whether they are with or without merit or are determined in our favor, we may face costly litigation, diversion of technical and management personnel, or product shipment delays. Furthermore, the outcome of a dispute may be that we would need to develop non-infringing technology or enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may be unavailable on terms acceptable to us, or at all.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Below is a summary of stock repurchases during the quarter ended September 29, 2013.
Issuer Purchases of Equity Securities
(Dollars in thousands except per share amounts)

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs *

July 1, 2013 through July 28, 2013	—	$—	—	$57,270
July 29, 2013 through August 25, 2013	52,400	$37.59	52,400	$55,300
August 26, 2013 through September 29, 2013	94,245	$36.81	94,245	$51,831

Total shares purchased	146,645		146,645

*
On February 7, 2012, our board of directors authorized the repurchase of up to $100.0 million of our common stock within the 24-month period following such approval date. As of September 29, 2013, approximately $51.8 million remained under this repurchase authorization. On October 28, 2013, our board of directors authorized the renewal of our share repurchase program. Under this renewed program, we are authorized to repurchase up to $100.0 million of our common stock over the next 24-month following the approval date. The shares may be repurchased from time to time in open market transactions or in negotiated transactions off the market. Our management determines the timing and amount of any shares repurchased based on their evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws.

Item 6.	Exhibits
See exhibits listed under the Exhibit Index on page

38.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUE NILE, INC.
Registrant

Dated: November 5, 2013	/s/ David Binder
David Binder
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1 (1)	Amended and Restated Certificate of Incorporation of Blue Nile, Inc.
3.2 (2)	Amended and Restated Bylaws of Blue Nile, Inc.
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2 (3)	Specimen Stock Certificate.
31.1 (4)	Certification of Chief Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2 (4)	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1 (4)*	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
32.2 (4)*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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