Form 10-K
period 2013-12-29
BLUE NILE INC
filed 2014-02-25
CIK 1091171

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2013

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
(do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2013 was approximately $463 million, based on the last trading price of $37.78 per share, excluding approximately 0.2 million shares held by directors and executive officers of the registrant. This calculation does not exclude shares held by organizations whose ownership exceeds 5% of the registrant’s outstanding common stock as of June 30, 2013 that have represented on Schedule 13G filed with the Securities and Exchange Commission that they are registered investment advisers or investment companies registered under Section 8 of the Investment Company Act of 1940.
The number of shares outstanding of the registrant’s common stock as of February 17, 2014 was 12,772,230.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. The proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 29, 2013.

BLUE NILE, INC.

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 29, 2013

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

Overview

Incorporated in 1999 as a Delaware corporation, Blue Nile is the leading online retailer of high-quality diamonds and fine jewelry. We offer our products for sale through the Blue Nile website in over 40 countries and territories throughout the world. Our primary focus is on growing our business by providing unparalleled quality, selection and value to consumers and delivering exceptional customer service. We believe that our extensive and unique product selection, connection with our customers through our marketing and customer service efforts, and the value we provide to our customers through our competitive pricing will result in increasing our sales and market share both domestically and internationally. Our principal corporate office is located in Seattle, Washington. Our online business model allows us to avoid many of the costs that are typically incurred by physical retail stores. As a result, we are able to realize lower gross profit margins while remaining profitable and providing value to our customers through lower retail prices.

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

We have built a well-respected consumer brand by employing an informative sales process that empowers our customers while offering a broad selection of high-quality jewelry at very competitive prices. Our website showcases more than 100,000 independently certified diamonds and styles of fine jewelry, including rings, wedding bands, earrings, necklaces, pendants, bracelets, gifts, and accessories. We specialize in the customization of diamond jewelry with our “Build Your Own” feature that offers customers the ability to customize diamond rings, pendants and earrings. We have developed an efficient online cost structure and a unique supply solution that eliminates traditional layers of diamond wholesalers and brokers, which generally allows us to purchase most of our product offerings at lower prices by avoiding mark-ups imposed by those intermediaries. While we may selectively acquire diamond inventory that we believe will be attractive to our customers, our supply solution enables us to purchase only those diamonds that our customers have ordered. As a result, we are able to minimize the costs associated with carrying diamond inventory and limit our risk of potential mark-downs.

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

Business Strategies

Our objective is to maximize our revenue and profitability and increase market share both domestically and internationally by offering exceptional value to our customers through a high-quality customer experience that leverages supply chain efficiencies and an efficient cost structure. We have established and will continue to refine our scalable, capital-efficient business model that enables growth with lower working capital requirements than traditional store-based jewelry retailers. We focus on optimizing the cash flow dynamics of our business by managing inventory balances along with vendor payment terms. Over the longer term, our goal is to increase revenues, profit, and cash flow by leveraging our relatively low fixed-cost technology and operations infrastructure as we achieve sales increases. Our strategic initiatives are aimed at driving long-term shareholder value by investing in enhancing the online user experience across multiple platforms, deploying marketing to reach more customers, investing in the expansion of our international business, refining our product assortment, and aggressively pricing our products. We believe this strategy helped us re-accelerate growth in 2012 and 2013, and we plan to continue to execute this strategy in 2014.

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

Our online business model, combined with the strength of our supplier relationships, enables us to pursue a dynamic merchandising strategy. Our exclusive diamond supplier relationships allow us to display suppliers’ diamond inventories on the Blue Nile website for sale to consumers without holding the diamonds in our inventory until the products are ordered by customers. We purchase polished diamonds from over 100 suppliers, many of whom have long-standing relationships with us. We typically enter into multi-year agreements with diamond suppliers that provide for high-quality diamonds to be offered exclusively online to consumers through the Blue Nile website. Our diamond supply agreements have expiration dates ranging from 2014 to 2018. Our diamond suppliers purchase rough and polished diamonds from sources throughout the world. Their ability to supply us with diamonds is dependent upon their ability to procure these diamonds.

While we currently offer over 100,000 independently certified diamonds, we aim to limit our diamond offerings to those possessing characteristics associated with high-quality. Accordingly, we offer diamonds with specified characteristics in the areas of shape, cut, color, clarity, and carat weight.

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

We offer a broad range of non-engagement products to complement our selection of high-quality customized diamond jewelry. In the case of non-engagement, unlike most diamonds that we sell, we typically take products into inventory before they are ordered by our customers. Our non-engagement products are purchased from over 50 manufacturers, most of whom have long-standing relationships with us. We generally enter into purchase order agreements with suppliers of non-engagement products. These purchase order agreements establish terms for quantity, price, payment and shipping. Additionally, we enter into operating agreements with these suppliers that include product quality requirements, product specifications and shipping procedures. We believe that our current suppliers are able to sufficiently meet our product needs and that there are alternative sources for most products that we purchase.

Marketing

Our marketing strategy is designed to increase Blue Nile brand recognition, generate consumer traffic, acquire customers, build a loyal customer base and promote repeat purchases. We believe our customers generally seek high-quality diamonds and fine jewelry from a trusted source in a non-intimidating environment, where information, guidance, reputation, convenience and value are important characteristics. Our marketing and advertising efforts include online and offline initiatives, which primarily consist of search engines, online display, affiliate programs, direct online marketing, social networking and public relations.

Customer Service and Support

A key element of our business is our ability to provide a high level of customer service and support. We augment our online information resources with knowledgeable, highly-trained support staff through our call centers to give customers confidence in their purchases. Our diamond and jewelry consultants are trained to provide guidance on all steps in the process of buying engagement and non-engagement products, including, among other things, the process for selecting an appropriate item, the purchase of that item, financing and payment alternatives, and shipping services. Our commitment to customers is reflected in both high service levels that are provided by our extensively-trained diamond and jewelry consultants, as well as in our guarantees and policies. We prominently display all of our guarantees and policies on our website to create an environment of trust. These include policies relating to privacy, security, product availability, pricing, shipping, refunds, exchanges and special orders. We typically offer a return policy of 30 days. We generally do not extend credit to customers; however our customers can make purchases using through third-party credit cards and our private label credit card through a sponsoring bank (the "Blue Nile Credit Card"). The Blue Nile Credit Card provides various financing options to our customers and is a vehicle for promoting loyalty programs and other unique offers to our cardholders.

Fulfillment Operations

Our fulfillment operations are designed to enhance value for our customers by fulfilling orders quickly, securely and accurately. When an order for customized diamond jewelry is received, the third-party supplier who holds the diamond in inventory generally ships it to us, or to independent third-party jewelers with whom we maintain ongoing relationships for assembly, within one to three business days. Upon receipt, the merchandise is sent to assembly for setting and sizing, which is performed by our jewelers or independent third-party jewelers. Each diamond is inspected upon arrival from our suppliers, and each finished product is inspected prior to shipment to a customer. Prompt and secure delivery of our products is a high priority, and we ship nearly all diamond and fine jewelry products via nationally recognized carriers. Loose diamonds and customized diamond jewelry products may be shipped by us or by our suppliers or third-party jewelers directly to our customers.

Technology and Systems

Our technology systems use a combination of proprietary, licensed and open-source technologies. We focus our internal development efforts on creating and enhancing the features and functionality of our website across multiple platforms as well as further refining our order processing and fulfillment systems to deliver a high-quality customer experience. We license third-party information technology systems for our financial reporting, inventory management, order fulfillment and merchandising. We use hosted service providers for e-mail, content distribution and other services. We use redundant Internet carriers to minimize the risk of downtime. Our systems are monitored continuously using third-party software, and an on-call team is staffed to respond to any emergencies or unauthorized access in the technology infrastructure.

Seasonality

We generally experience seasonal fluctuations in demand for our products. Our quarterly sales are impacted by various gift giving holidays including Valentine’s Day (first quarter), Mother’s Day (second quarter) and Christmas (fourth quarter). As a result, our quarterly revenue is generally the lowest in the third quarter (as a result of the lack of recognized gift giving holidays) and highest in the fourth quarter. The fourth quarter accounted for approximately 32%, 34%, and 32% of our net sales in the fiscal years ended December 29, 2013, December 30, 2012 and January 1, 2012, respectively.

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

Intellectual Property

We rely on general intellectual property law and contractual restrictions and, to a limited extent, copyrights and patents, to protect our proprietary rights and technology. These contractual restrictions include confidentiality agreements, invention assignment agreements and nondisclosure agreements with employees, contractors, suppliers and strategic partners. In addition, we pursue the registration of our trademarks and service marks in the U.S. and certain other countries. In the U.S. and certain other countries, we have registered or have applications pending for, “Blue Nile,” the BN logo, the Blue Nile BN stylized logo, “Build Your Own Ring”, “Build Your Own Five-Stone Ring,” “Build Your Own Three Stone Ring,” “Build Your Own Diamond Jewelry,” “Build Your Own Diamond Pendant,” “Build Your Own Earrings,” and "Build Your Own Charm Bracelet". In addition, we are the holder of a patent entitled "Computerized Search Technique, such as an Internet-Based Gemstone Search Technique" (U.S. Patent No. 8,271,521) and have several other U.S. patent applications pending which relate to certain features of our website. We have registered the domain name bluenile.com, bluenile.co.uk and bluenile.ca Internet domain names and various other related domain names We have also registered copyrights with respect to certain images and information set forth on our website and certain computer codes incorporated in our website. Despite the protection of general intellectual property law and our contractual restrictions, it may be possible for a third-party to copy or otherwise obtain and use our intellectual property without our authorization. However, effective intellectual property protection or enforcement may not be available or cost effective in every country in which our products and services are made available. We also rely on technologies that we license from third parties, particularly software solutions for financial reporting, inventory management, order fulfillment and merchandising.

Employees

At December 29, 2013, we employed 283 full-time employees and 8 part-time employees. We also utilize temporary personnel on a seasonal basis. Our employees are not party to any collective bargaining agreement and we have never experienced an organized work stoppage. We believe our relations with our employees are good.

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

Our business may be adversely affected, if we are unable to provide a cost-effective shopping platform that is able to respond and adapt to rapid changes in technology and consumer preferences.

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

General economic factors may adversely affect our financial performance and results of operations.

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

Economic factors such as increased commodity prices, shipping costs, inflation, higher costs of labor, insurance and healthcare, and changes in and/or interpretations of other laws, regulations, and taxes may also increase our cost of sales and our selling, general and administrative expenses, and otherwise adversely affect our financial condition and results of operations. Any significant increases in costs may affect our business disproportionately than our competitors.

Further, any reduction in our sales will affect our liquidity. As discussed under “Liquidity and Capital Resources” in Part I, Item 2 of this Annual Report on Form 10-K, our liquidity is primarily dependent upon our net cash from operating activities. Our net cash from operating activities is sensitive to many factors, including changes in working capital. Working capital at any specific point in time is dependent upon many variables, including our operating results, seasonality, inventory management and level of product assortment expansion, the timing of cash receipts and payments, and vendor payment terms.

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

A majority of the world’s supply of rough diamonds is controlled by a small number of diamond mining firms. As a result, any decisions made to restrict the supply of rough diamonds by these firms to our suppliers could substantially impair our ability to acquire diamonds at commercially reasonable prices, if at all. We do not currently have any direct supply relationships with these firms. Our ability to acquire diamonds and fine jewelry is also substantially dependent on our relationships with various suppliers. Approximately 20%, 14% and 21% of our payments to our diamond and fine jewelry suppliers for each of the years ended December 29, 2013, December 30, 2012 and January 1, 2012, respectively, were made to our top three suppliers for that year. The top three suppliers may change from year to year. Our inability to maintain and expand these and other future diamond and fine jewelry supply relationships on commercially reasonable terms or the inability of our current and future suppliers to maintain arrangements for the supply of products sold to us on commercially reasonable terms would substantially harm our business and results of operations. The financial performance and viability of our suppliers are also significantly dependent upon worldwide economic conditions and consumer demand for diamonds and fine jewelry. The failure of any of our principal suppliers to remain financially viable could adversely impact our supply of diamonds and fine jewelry for sale to our customers. Further, we typically have exclusive online supply relationships with our diamond suppliers. If we were no longer able to maintain these exclusive relationships with key suppliers, this may adversely impact our diamond supply and may harm our business results of operations.

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

A component of our future growth is the continued establishment and promotion of the Blue Nile brand. Due to the competitive nature of the market for diamonds and fine jewelry, if we do not sustain and promote our brand and branded products, we may fail to build the critical mass of customers required to substantially increase our net sales. Promoting and positioning our brand will depend largely on the success of our marketing and merchandising efforts and our ability to provide a consistent, high-quality product and customer experience. To promote our brand and products, we have incurred and will continue to incur substantial expenses related to advertising and other marketing efforts. These expenses may not result in increased consumer demand for our products, which would negatively impact our financial results.

A critical component of our brand promotion strategy is establishing a relationship of trust with our customers, which we believe can be achieved by providing a high-quality customer experience. In order to provide a high-quality customer experience, we have invested and will continue to invest substantial amounts of resources in the development and functionality of our website, technology infrastructure, fulfillment operations and customer service operations. Our ability to provide a high-quality customer experience is also dependent, in large part, on external factors over which we may have little or no control, including, without limitation, the reliability and performance of our suppliers, third-party jewelry assemblers, third-party carriers, third party diamond grading labs, and networking vendors. During our peak seasons, we rely on temporary employees to supplement our full-time customer service and fulfillment employees. Temporary employees may not have the same level of commitment to our customers as our full-time employees. If our customers are dissatisfied with the quality of the products or the customer service they receive, or if we are unable to deliver products to our customers in a timely manner or at all, our customers may stop purchasing products from us. We also rely on third parties for information, including product characteristics and availability that we present to consumers on our website, which may, on occasion, be inaccurate. Likewise, we have implemented, and we require our suppliers to implement, rigorous quality assurance measures to ensure that all diamonds we sell are 100% natural. Despite these efforts and assurances from our suppliers to provide us only 100% natural diamonds, it is possible that man-made or enhanced diamonds could be mixed in with natural diamonds and passed to us without our detection. We have made commitments to our customers to sell 100% natural diamonds and any inclusion of man-made or enhanced diamonds could cause significant damage to our reputation and brand. Our failure to provide our customers with high-quality products and high-quality customer experiences for any reason could substantially harm our reputation and adversely impact our efforts to develop Blue Nile as a trusted brand. The failure of our brand promotion activities could adversely affect our ability to attract new customers and maintain customer relationships, and, as a result, substantially harm our business and results of operations.

Our financial results may be negatively affected if we are required to collect additional taxes on sales or disclose our customers' private information to tax authorities.
The application of indirect taxes (such as sales and use tax, value-added tax ("VAT"), goods and services tax, and similar taxes) to ecommerce businesses such as Blue Nile, and to our users is a complex and evolving issue. Currently, we collect indirect taxes related to purchases by customers located in the State of Washington and the State of New York, and certain indirect taxes required to be collected on sales to customers outside of the United States. One or more states or foreign countries have sought and others may seek to impose additional indirect tax collection obligations on us in the future and/or require us to disclose to tax authorities our customers' private information, including but not limited to names, addresses, purchase amounts, and purchase dates. For example:

•
the State of New York has passed legislation that requires any out-of-state seller of tangible personal property to collect and remit New York use tax if the seller engages affiliates above certain financial thresholds in New York to perform certain business promotion activities. California and several other states have enacted or introduced similar legislation.

•
the U.S. Senate and U.S. House versions of the Marketplace Fairness Act (S. 336, S. 743, and H.R. 684) were introduced in the 113th U.S. Congress in 2013. The bill has passed the U.S. Senate and is now in the U.S. House.  If enacted, this legislation would allow states that meet certain simplification and other standards to require out-of-state sellers to collect and remit indirect taxes on goods purchased by in-state residents.

Given that we sell high value items, indirect tax is a significant consideration, and thus additional obligations to collect indirect taxes from customers may adversely impact our future sales. A successful assertion by one or more states, U.S. Congress, or foreign countries to require the collection of indirect taxes on the sale of our products and/or to require us to disclose our customers' private information to tax authorities could result in substantial tax, penalty, and interest liabilities for past sales; discourage customers from purchasing products from us; decrease our competitive advantage; cause us to spend additional money, time, and other resources to understand and comply with multi-jurisdictional tax structures; cause us to discontinue certain successful sales and marketing initiatives; and otherwise substantially harm our business and results of operations.
Our systems may be vulnerable to security breaches.

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

For the year ended December 29, 2013, international net sales represented 16.3% of our total net sales. We continue to increase marketing and sales efforts and anticipate continuing to expand our international sales and operations in the future either by expanding local versions of our website for foreign markets, through acquisitions, investments or alliances with third parties, or through other means. Investments in foreign entities may be impaired and lose value, and this risk of loss is heightened by potential changes in the legal and regulatory environment in the international markets where these acquired businesses or joint ventures operate.

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

Our current and future international operations may also fail to succeed due to other risks inherent in foreign operations, including:

•	the need to develop new supplier and jeweler relationships;

•	international regulatory requirements, tariffs and duties;

•	difficulties in staffing and managing foreign operations;

•	longer payment cycles from credit card companies;

•	greater difficulty in accounts receivable collection;

•	our reliance on third-party carriers for product shipments to our customers;

•	risk of theft of our products during shipment;

•	limited payment, shipping and insurance options for us and our customers;

•	potential adverse tax consequences;

•	foreign currency exchange risk;

•	lack of infrastructure to adequately conduct electronic commerce transactions or fulfillment operations;

•	unclear foreign intellectual property protection laws;

•	laws and regulations related to corporate governance and employee/employer relationships;

•	price controls or other restrictions on foreign currency;

•	difficulties in obtaining export, import or other business licensing requirements;

•	customs and import processes, costs or restrictions;

•	increased payment risk and greater difficulty addressing credit card fraud;

•	consumer and data protection laws;

•	lower levels of adoption or use of the Internet;

•	geopolitical events, including war and terrorism; or

•	the need to conduct business in foreign languages on both the website and in our customer service efforts.

The People’s Republic of China (“PRC”) governs Blue Nile’s subsidiaries' and partners’ businesses and operations through laws, regulations and licensing requirements restricting (i) foreign investment in Internet sales, importation of goods and services, IT infrastructure, retail, and other sectors, and (ii) Internet content. There are uncertainties in the interpretation of the PRC laws, regulations and licensing requirements. If our Chinese business interests were found to be in violation of any existing or future PRC laws or regulations or if interpretations of laws and regulations were to change, the business could be subject to fines and other financial penalties, have licenses revoked, or be forced to shut down entirely.

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

We have experienced and expect to continue to experience seasonal fluctuations in our net sales. In particular, a disproportionate amount of our net sales has been realized during the fourth quarter as a result of the December holiday season, and we expect this seasonality to continue in the future. Approximately 32%, 34% and 32% of our net sales in the years ended December 29, 2013, December 30, 2012 and January 1, 2012, respectively, were generated during the fourth quarter of each year. In anticipation of increased sales activity during the fourth quarter, we may incur significant additional expenses, including higher inventory of fine jewelry, additional marketing, and additional staffing in our fulfillment and customer support operations. If we experience lower than expected net sales during any fourth quarter, it may have a disproportionately large impact on our operating results and financial condition for that year. Further, we may experience an increase in our net shipping costs due to complimentary upgrades, split-shipments, and additional long-zone shipments necessary to ensure timely delivery for the holiday season. We also experience considerable fluctuations in net sales in periods preceding other annual occasions such as Valentine’s Day (first quarter) and Mother’s Day (second quarter). In the future, our seasonal sales patterns may become more pronounced, may strain our personnel and fulfillment activities, and may cause a shortfall in net sales as compared with expenses in a given period, which could substantially harm our business and results of operations.

We may have exposure to greater than anticipated tax liabilities.

We are subject to various federal, state and local taxes in both the United States and foreign jurisdictions. Significant judgment is required in evaluating and estimating worldwide provisions and accruals for these taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Our determination of our tax liability is always subject to audit in various jurisdictions, and such jurisdictions may assess additional tax liabilities, penalties, and interest against us. Although we believe our estimates are reasonable, the ultimate outcome of a tax audit and any related litigation could be materially different from our tax provisions and accruals, and could have a material adverse effect on our financial results. Changes to tax laws, changes to interpretations of existing tax laws, and/or developments in an audit or litigation could have a material effect on our operating results and cash flow for the period or periods for which that change or development occurs, as well as for prior and subsequent periods. In addition, the imposition of additional tax obligations on our business by federal, state and local governments could create significant administrative burdens for us, decrease our future sales and harm our cash flow and operating results.

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

Our stock price has been volatile historically, and may continue to be volatile. Further, sales of our common stock by stockholders with significant holdings may cause the price of our common stock to decrease.

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

We have and plan to continue to opportunistically repurchase shares of our common stock. Since the inception of our stock repurchase program in the first quarter of 2005 through December 29, 2013, we have repurchased an aggregate of 7.8 million shares for a total of $275.8 million. On October 28, 2013, our board of directors authorized the renewal of the our stock repurchase program. We are authorized to repurchase up to $100.0 million of our common stock over the 24 months following the approval date.
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

We face foreign exchange risk.

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

We rely upon the continued service and performance of key technical, fulfillment and senior management personnel. If we lose any of these personnel or if our personnel do not work efficiently and effectively together, our business could suffer. Competition for qualified personnel in our industry is intense. We believe that our future success will depend on our continued ability to attract, hire and retain key employees. We do not have “key person” life insurance policies covering our employees.

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

We rely on a combination of patent, trademark, trade secret and copyright law, and contractual restrictions to protect our intellectual property. These afford only limited protection. Despite our efforts to protect and enforce our proprietary rights, unauthorized parties have attempted, and may in the future attempt, to copy aspects of our website images, features, compilation and functionality or to obtain and use information that we consider as proprietary, such as the technology used to operate our website, our content and our trademarks. We have registered or have applications pending for, “Blue Nile,” the BN logo, the Blue Nile BN stylized logo, “Build Your Own Ring”, “Build Your Own Five-Stone Ring,” “Build Your Own Three Stone Ring,” “Build Your Own Diamond Jewelry,” “Build Your Own Diamond Pendant,” “Build Your Own Earrings,” and "Build Your Own Charm Bracelet" as trademarks in the United States and in certain other countries. Our competitors have, and other competitors may, adopt service names similar to ours, thereby impeding our ability to build brand identity and possibly leading to consumer confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of the term Blue Nile or our other trademarks. Any claims or consumer confusion related to our trademarks could damage our reputation and brand and substantially harm our business and results of operations. In addition, we are the holder of a patent entitled "Computerized Search Technique, such as an Internet-Based Gemstone Search Technique" (U.S. Patent No. 8,271,521) and have several other U.S. patent applications pending at this time.

We currently hold the bluenile.com, bluenile.co.uk and bluenile.ca Internet domain names and various other related domain names. Domain names generally are regulated by Internet regulatory bodies. The regulation of domain names in the United States and in foreign countries is subject to change. Regulatory bodies have and may continue to establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names.  We may not be able to, or it may not be cost effective to, acquire or maintain all domain names that utilize the name Blue Nile in all of the countries in which we currently conduct or intend to conduct business. If we lose the ability to use a domain name, we could incur significant additional expenses to market our products within that country, including the development of new branding. This could substantially harm our business and results of operations.

Litigation or similar proceedings has been in the past and may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets and domain names and to determine the validity and scope of the proprietary rights of others. Any litigation or adverse priority proceeding could result in substantial costs and diversion of resources and could substantially harm our business and results of operations. We sell and intend to increasingly sell our products internationally, and the laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the United States.

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

•	delivery time associated with Internet orders;

•	product offerings that do not reflect consumer tastes and preferences;

•	pricing that does not meet consumer expectations;

•	concerns about the security of online transactions and the privacy of personal information;

•	delayed shipments or shipments of incorrect or damaged products;

•	inconvenience associated with returning or exchanging Internet purchased items; and

•	usability, functionality and features of our website.

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

A key component of our business strategy includes strengthening our competitive position and refining the customer experience on our website through internal development. However, from time to time, we may selectively pursue acquisitions of businesses, technologies or services. Integrating any newly acquired businesses, technologies or services may be expensive and time-consuming. To finance any acquisitions, it may be necessary for us to raise additional funds through public or private financings. Additional funds may not be available on terms that are favorable to us, and, in the case of equity financings, would result in dilution to our stockholders. If we do complete any acquisitions, we may be unable to operate such acquired businesses profitably or otherwise implement our strategy successfully. If we are unable to integrate any newly-acquired entities or technologies effectively, our business and results of operations could suffer. The time and expense associated with finding suitable and compatible businesses, technologies or services could also disrupt our ongoing business and divert our management’s attention. Future acquisitions by us could also result in large and immediate write-offs or assumptions of debt and contingent liabilities, any of which could substantially harm our business and results of operations.

New regulations related to conflict minerals could adversely impact our business.
The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals, originating from the Democratic Republic of Congo (the "DRC") and adjoining countries. As a result, in August 2012 the SEC adopted annual disclosure and reporting requirements for those companies who use conflict minerals mined from the DRC and adjoining countries in their products. We performed due diligence efforts in fiscal 2013 to adhere with the initial disclosure requirements beginning in May 2014. There may be costs associated with complying with these disclosure requirements, including those that may be incurred in conducting due diligence procedures to determine the sources of conflict minerals used in our products and other potential changes to products, processes or sources of supply as a consequence of such verification activities. The implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in our products. As there may be only a limited number of suppliers offering conflict free conflict minerals, we cannot be sure that we will be able to obtain necessary conflict free conflict minerals from such suppliers in sufficient quantities or at competitive prices. Also, we may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we may implement.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of December 29, 2013, our operational facilities consisted of five separate locations: a corporate headquarters and a fulfillment center, both located in Seattle, Washington, a fulfillment center located in Dublin, Ireland, and two facilities in Shanghai, People's Republic of China, one for Blue Nile Diamond (Shanghai), Ltd. and the other for Blue Nile (Shanghai) Trading Co., Ltd. Our corporate headquarters consists of approximately 40,000 square feet of office space and is subject to a lease that expires in August 2021. Our U.S. fulfillment center consists of approximately 27,000 square feet of warehouse space and is subject to a lease that expires in October 2014. Our Ireland fulfillment center consists of approximately 10,000 square feet of combined office and warehouse space and is subject to a lease expiring in December 2016. Our Blue Nile Diamond (Shanghai), Ltd. office space consists of approximately 900 square feet and is subject to a lease expiring in December 2014. Our Blue Nile (Shanghai) Trading Co., Ltd. office space consists of approximately 2,500 square feet and is subject to a lease expiring on March 2016. Certain of the leases include renewal provisions at our option. We believe that the facilities housing our fulfillment centers will be adequate to meet our current requirements for our operations and that suitable additional or substitute space will be available as needed.

Item 3.	Legal Proceedings

See discussion of legal proceedings in Note 4 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Dividend Policy

Our common stock is quoted on The NASDAQ Stock Market LLC under the symbol “NILE.” On February 14, 2014, we had approximately 37 stockholders of record.

The following table sets forth the high and low sales prices of our common stock for fiscal years 2013 and 2012. The quotations are as reported in published financial sources.

	High	Low
Fiscal year 2013:
First Quarter	$40.54	$28.90
Second Quarter	$40.44	$30.62
Third Quarter	$42.34	$35.90
Fourth Quarter	$48.56	$36.56
Fiscal year 2012:
First Quarter	$44.99	$32.75
Second Quarter	$34.17	$25.59
Third Quarter	$43.54	$22.94
Fourth Quarter	$43.00	$34.46

We have not paid cash dividends on our common stock since inception, and it is not anticipated that cash dividends will be paid on shares of our common stock in the foreseeable future. Future payment of dividends, if any, will be at the discretion of our board of directors.

Performance Measurement Comparison (1)

The following graph compares the total cumulative stockholder return on the Company’s common stock with the total cumulative return of the NASDAQ Market Index and the RDG Internet Composite Index for the five-year period ending on December 29, 2013, our 2013 fiscal year end. Historical stock price performance should not be relied upon as an indication of future stock price performance.

(1) This Section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

(2) Assumes $100 was invested on January 4, 2009 at the closing price on this day, in Blue Nile’s common stock and on December 31, 2008 for each index, and all dividends have been reinvested. No cash dividends have been declared on Blue Nile’s common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Issuer Purchases of Equity Securities
Below is a summary of stock repurchases during the quarter ended December 29, 2013.
Issuer Purchases of Equity Securities
(Dollars in thousands except per share amounts)

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs *
September 30, 2013 through October 27, 2013	30,100	$36.99	30,100	$50,718
October 28, 2013 through November 24, 2013	—	$—	—	$100,000
November 25, 2013 through December 29, 2013	—	$—	—	$100,000
Total shares purchased	30,100		30,100

*
On October 28, 2013, our board of directors authorized the renewal of our stock repurchase program. Under this renewed program, we are authorized to repurchase up to $100.0 million of our common stock over the 24 months following the approval date. As of December 29, 2013, $100.0 million remained under the repurchase authorization. The shares may be repurchased from time to time in open market transactions or in negotiated transactions off the market. Our management determines the timing and amount of any shares repurchased based on their evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws.

Item 6.	Selected Consolidated Financial Data

The table below shows selected consolidated financial data for each of our fiscal years ended December 29, 2013, December 30, 2012, January 1, 2012, January 2, 2011, and January 3, 2010. The consolidated statements of operations data and the additional operating data for each of the fiscal years ended December 29, 2013, December 30, 2012 and January 1, 2012 and the consolidated balance sheets as of December 29, 2013 and December 30, 2012 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations for the fiscal years ended January 2, 2011 and January 3, 2010 and the consolidated balance sheet data as of January 1, 2012, January 2, 2011 and January 3, 2010, are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K.

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

BLUE NILE, INC.

SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended December 29, 2013	Year Ended December 30, 2012	Year Ended January 1, 2012	Year Ended January 2, 2011	Year Ended January 3, 2010
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Net sales	$450,008	$400,035	$348,013	$332,889	$302,134
Gross profit	83,651	75,058	72,132	71,940	65,344
Selling, general and administrative expenses	69,343	62,771	55,213	50,654	45,997
Operating income	14,308	12,287	16,919	21,286	19,347
Income before income taxes	14,565	12,966	17,245	21,538	19,678
Income tax expense	3,690	4,574	5,895	7,396	6,878
Net income	$10,875	$8,392	$11,350	$14,142	$12,800
Basic net income per share	$0.87	$0.64	$0.80	$0.98	$0.88
Diluted net income per share	$0.85	$0.63	$0.77	$0.94	$0.84
Shares used in computing basic net income per share	12,540	13,204	14,182	14,446	14,534
Shares used in computing diluted net income per share	12,760	13,427	14,675	15,080	15,216
Additional Operating Data:
Net cash provided by operating activities	$23,438	$34,444	$15,454	$41,608	$39,018
Gross margin	18.6%	18.8%	20.7%	21.6%	21.6%
Selling, general and administrative expenses as a percentage of net sales	15.4%	15.7%	15.8%	15.2%	15.2%

	As of December 29, 2013	As of December 30, 2012	As of January 1, 2012	As of January 2, 2011	As of January 3, 2010
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$115,942	$87,017	$89,391	$113,261	$78,149
Short-term investments	—	—	—	—	15,000
Accounts receivable	3,526	3,485	4,867	1,771	1,835
Inventories	34,530	33,270	29,267	20,166	19,434
Accounts payable	122,322	116,209	95,590	90,296	76,128
Working capital(1)	23,198	(3,027)	19,967	34,918	29,662
Total assets	176,925	145,901	143,025	151,811	130,415
Total long-term obligations	2,917	2,838	2,745	830	964
Total stockholders’ equity	40,605	14,109	35,024	49,061	43,269
____________________

(1)	Working capital consists of total current assets, including cash, cash equivalents and short-term investments, less total current liabilities.

Non-GAAP Financial Measures

To supplement our consolidated financial statements presented in accordance with generally accepted accounting principles (“GAAP”), we use non-GAAP free cash flow as a measure of financial performance. We define non-GAAP free cash flow as net cash provided by (used in) operating activities less cash outflows for purchases of fixed assets, including internal use software and website development. We report sales information in accordance with GAAP. Internally, management monitors its sales performance on a non-GAAP basis that eliminates the positive or negative effects that result from translating international sales into U.S. dollars (the “constant exchange rate basis”). Our management does not itself, nor does it suggest that investors should, consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. Investors should also note that the non-GAAP financial measures used by us may not be the same non-GAAP financial measures, and may not be calculated in the same manner, as that of other companies. Whenever we use such non-GAAP financial measures, it provides a reconciliation of non-GAAP financial measures to the most closely applicable GAAP financial measures. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measures.

A reconciliation of differences of non-GAAP free cash flow from the comparable GAAP measure of net cash provided by operating activities is as follows (in thousands):

	Year Ended December 29, 2013	Year Ended December 30, 2012	Year Ended January 1, 2012
Net cash provided by operating activities	$23,438	$34,444	$15,454
Purchases of fixed assets, including internal-use software and website development	(5,528)	(2,525)	(5,391)
Non-GAAP free cash flow	$17,910	$31,919	$10,063

The following table reconciles year-over-year international sales percentage increases (decreases) from the GAAP sales measures to the non-GAAP constant exchange rate basis:

Year ended December 29, 2013	Year over year growth	Effect of foreign exchange movements	Year over year growth on constant exchange rate basis
International Sales	17.3%	(2.9)%	20.2%

Year ended December 30, 2012	Year over year growth	Effect of foreign exchange movements	Year over year growth on constant exchange rate basis
International Sales	11.7%	(0.9)%	12.6%

Year ended January 1, 2012	Year over year growth	Effect of foreign exchange movements	Year over year growth on constant exchange rate basis
International Sales	29.1%	5.8%	23.3%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Management Overview

Blue Nile is the leading online retailer of high-quality diamonds and fine jewelry. We offer our products for sale through the Blue Nile website in over 40 countries and territories throughout the world. We believe that our extensive and unique product selection, connection with our customers through our marketing and customer service efforts, and the value we provide to our customers through our competitive pricing will result in increasing our sales and market share both domestically and internationally. Our primary focus is on growing our business by providing unparalleled quality, selection and value to consumers and delivering exceptional customer service. Our online business model allows us to avoid many of the costs that are typically incurred by physical retail stores. As a result, we are able to realize lower gross profit margins while remaining profitable and providing value to our customers through lower retail prices.

Our objective is to maximize our revenue and profitability and increase market share both domestically and internationally by offering exceptional value to our customers through a high-quality customer experience that leverages supply chain efficiencies and an efficient cost structure. We have established and will continue to refine our scalable, capital-efficient business model that enables growth with lower working capital requirements than traditional store-based jewelry retailers. We focus on optimizing the cash flow dynamics of our business by managing inventory balances along with vendor payment terms. Over the longer term, our goal is to increase revenues, profit, and cash flow by leveraging our relatively low fixed cost technology and operations infrastructure as we achieve sales increases. Our long-term financial focus is primarily on sustainable growth in free cash flow, a non-GAAP financial measure. Non-GAAP free cash flow is primarily driven by increasing our operating income and efficiently managing working capital and capital expenditures. Increases in operating income primarily result from increases in sales through our website, improvements in operating margins and the efficient management of operating costs, offset by the investments that we make in longer-term strategic initiatives.

Differentiating Factors and Value Proposition

Our innovative business model is designed to deliver exceptional value and service to customers. A significant portion of our revenues is derived through sales of engagement rings or jewelry products that feature a diamond. We have developed relationships with a large number of diamond suppliers with whom we have exclusive agreements as an online retailer. This allows us to offer our customers access to a large selection of high-quality diamonds through our website that we do not hold in inventory. In most cases, we purchase diamonds from our suppliers only as our customers place orders with us. As a result, we do not incur the significant costs that would be incurred by physical retail stores to carry high levels of diamond inventory. Our efficient operating model also provides for negative working capital benefits, since payments are received from customers within a few days of shipment of their order, but our vendor payment terms are typically in the 30-120 day range.

In addition to the working capital benefits of our model, the significant volume of diamonds that we purchase enhances our ability to buy from our suppliers at the best and lowest prices. We are able to pass these lower costs on to consumers, further increasing our value proposition.

Focus on Growth

In 2013, we focused on increasing sales through initiatives across three main categories: 1) the sale of engagement products in the U.S.; 2) the sale of non-engagement products in the U.S.; and 3) the sale of both engagement and non-engagement products in international markets.
We believe that value is one of the most important drivers of engagement sales, and the current costs of diamonds is a significant factor to our growth rate. Generally, we purchase our diamonds on a real time basis from our suppliers when a customer places an order for a specific diamond. When the cost of diamonds is relatively steady or declines, we believe that our business benefits because we are able to immediately pass those lower costs on to consumers. Diamond prices decreased year-over-year through most of 2012 before stabilizing in the fourth quarter of 2012. Diamond prices have been relatively stable since the fourth quarter of 2012 and throughout the fiscal year 2013. Regardless of diamond pricing dynamics, we will remain focused on 1) utilizing our aggressive retail pricing and supply chain capacity; 2) investing heavily in our engagement products; and 3) continuing to provide our customers with a compelling website experience across all devices in order to maintain our momentum, gain market share, and increase our value proposition compared to our competitors.
The total addressable market for the sale of non-engagement products is much greater than that for engagement, and we believe our brand is well positioned to gain market share. To gain market share in our non-engagement category, we will 1) continue to maximize our opportunity to sell wedding bands and diamond jewelry to both new and repeat customers through refined assortment and pricing, promotion, messaging and user experience; 2) focus on quality and understandable designs to drive sales in fashion jewelry; and 3) continue to provide our customers with a compelling website experience across all devices. We have and will continue to invest in our website and customer experience.
As part of our plan to accelerate growth in our international business, we extended our capabilities into markets with the highest potential for growth. We expect significant growth from international markets, both in countries where we have many years of experience, as well as emerging markets. We continue to believe that the Asia-Pacific market, specifically greater China, represents significant long-term opportunities for us. We have and will continue to increase our investments in infrastructure, fulfillment capabilities, product selection, website and mobile experience, and marketing to drive growth and gain market share in these markets. In addition, we will continue to explore strategic partnerships to better serve our customers in these markets.
Investments during 2013 have increased our selling, general and administrative expenses and increased the amount of capital spend compared to last year. We believe that these investments will lead to increased growth in all categories of our business and provide higher profitability over the long-term.

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

Revenue Recognition

We recognize revenue and the related gross profit on the date on which ownership passes from Blue Nile to our customers. For customers in the U.S., Canada, E.U., and United Arab Emirates (U.A.E), ownership passes at the time the package is received by the customer. For customers in other locations, ownership passes at the time the product is shipped. As we require customer payment prior to order shipment, any payments received prior to the transfer of ownership are not recorded as revenue. For U.S., Canadian, E.U. and U.A.E. shipments, we utilize our freight vendors’ tracking information to determine when delivery has occurred, which is typically within one to three days after shipment. We also reduce revenue by a provision for returns, which is estimated based on our historical product return rates and current economic conditions. Our contracts with our suppliers generally allow us to return diamonds purchased and returned by our customers.

Stock-based Compensation

We account for stock-based compensation at fair value. We use the Black-Scholes-Merton option valuation model in determining the fair value of our stock options, which requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected term”) and the estimated volatility of our common stock price over the expected term (“expected volatility”). Changes in these assumptions can materially affect the estimate of the fair value of employee stock options and consequently, the related amount of stock-based compensation expense recognized in the consolidated statements of operations.

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

	Increase	Decrease
Expected term(1)	4.8%	(5.2)%
Expected volatility(1)	7.3%	(7.6)%
____________________

(1)
Sensitivity to change in assumptions was determined using the Black-Scholes-Merton valuation model compared to the following original assumptions: stock price and exercise price equal to the closing market price of Blue Nile, Inc. common stock on December 29, 2013, expected term of 4.5 years, expected volatility of 56.9%, expected dividend yield of 0% and a risk-free interest rate of 0.9%.

In addition, we estimate the expected forfeiture rate and recognize stock-based compensation expense only for grants that are expected to vest. We estimate the forfeiture rate based on historical experience. To the extent our actual forfeiture rate is different from our estimate, stock-based compensation expense is adjusted accordingly.

Results of Operations

The following table presents our historical operating results for the periods indicated as a percentage of net sales:

	Year Ended December 29, 2013	Year Ended December 30, 2012	Year Ended January 1, 2012
Net sales	100.0%	100.0%	100.0%
Gross profit	18.6%	18.8%	20.7%
Selling, general and administrative expenses	15.4%	15.7%	15.8%
Operating income	3.2%	3.1%	4.9%
Other income, net	—%	0.1%	0.1%
Income before income taxes	3.2%	3.2%	5.0%
Income tax expense	0.8%	1.1%	1.7%
Net income	2.4%	2.1%	3.3%

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

The following table presents our historical operating results, including a comparison of the financial results for the periods indicated (dollars in thousands, except per share data):

	Year Ended December 29, 2013	Year Ended December 30, 2012	Year Ended January 1, 2012	Comparison of Year Ended December 29, 2013 to Year Ended December 30, 2012		Comparison of Year Ended December 30, 2012 to Year Ended January 1, 2012
				$ Change	% Change	$ Change	% Change
Net sales	$450,008	$400,035	$348,013	$49,973	12.5%	$52,022	14.9%
Cost of sales	366,357	324,977	275,881	41,380	12.7%	49,096	17.8%
Gross profit	83,651	75,058	72,132	8,593	11.4%	2,926	4.1%
Selling, general and administrative expenses	69,343	62,771	55,213	6,572	10.5%	7,558	13.7%
Operating income	14,308	12,287	16,919	2,021	16.4%	(4,632)	(27.4)%
Other income, net:
Interest income, net	107	133	142	(26)	(19.5)%	(9)	(6.3)%
Other income, net	150	546	184	(396)	(72.5)%	362	196.7%
	257	679	326	(422)	(62.2)%	353	108.3%
Income before income taxes	14,565	12,966	17,245	1,599	12.3%	(4,279)	(24.8)%
Income tax expense	3,690	4,574	5,895	(884)	(19.3)%	(1,321)	(22.4)%
Net income	$10,875	$8,392	$11,350	$2,483	29.6%	$(2,958)	(26.1)%
Basic net income per share	$0.87	$0.64	$0.80	$0.23	35.9%	$(0.16)	(20.0)%
Diluted net income per share	$0.85	$0.63	$0.77	$0.22	34.9%	$(0.14)	(18.2)%

Comparison of Fiscal Year Ended December 29, 2013 to Fiscal Year Ended December 30, 2012

Net Sales

Net sales increased 12.5% in the fiscal year ended December 29, 2013, compared with the fiscal year ended December 30, 2012, as a result of the execution of growth initiatives across our three main categories. The total net sales increase was due to an increase in average order value, partially offset by a decrease in orders.  The increase in average order value was driven by an increase in engagement orders across all price points and non-engagement orders at higher price points while the decrease in orders is due to a decrease in non-engagement orders at the lower price points.

Net sales in the U.S. increased by 11.6% to $376.8 million for the fiscal year ended December 29, 2013 compared with $337.6 million for the fiscal year ended December 30, 2012. U.S. engagement net sales increased 12.9% to $255.8 million for the fiscal year ended December 29, 2013 from $226.6 million for the fiscal year ended December 30, 2012. U.S. non-engagement net sales grew 8.9% to $121.0 million in the fiscal year ended December 29, 2013 from $111.0 million in the fiscal year ended December 30, 2012. International net sales increased 17.3% to $73.2 million for the year ended December 29, 2013, compared with $62.4 million for the year ended December 30, 2012. Internally, we monitor our international sales performance on a non-GAAP basis which eliminates the positive or negative effects that result from translating international sales into U.S. dollars (“constant exchange rate basis”). International net sales growth was negatively impacted by 2.9% due to changes in foreign exchange rates in 2013 compared with the rates in effect during 2012. Excluding the impact of changes in foreign exchange rates, international sales increased 20.2% in the year ended December 29, 2013.

Gross Profit

Gross profit increased $8.6 million or 11.4% in the fiscal year ended December 29, 2013 compared with the fiscal year ended December 30, 2012. The increase in gross profit is due to the increase in net sales. Gross profit as a percentage of net sales decreased to 18.6% in the year ended December 29, 2013 compared with 18.8% in the year ended December 30, 2012. The decrease in gross profit as a percentage of net sales (gross margin) is attributable to changes in our product mix. Our engagement products generally provide a lower gross margin than our non-engagement products. In the fiscal year ended December 29, 2013, sales of our engagement products grew faster than our non-engagement products and equaled 70.0% of our total revenue versus 69.1% in the fiscal year ended December 30, 2012.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 10.5% to $69.3 million in the fiscal year ended December 29, 2013 compared with $62.8 million in the fiscal year ended December 30, 2012 due to several factors. Marketing and advertising costs increased approximately $3.2 million, primarily due to increased spending on online marketing vehicles to drive traffic to our website both domestically and internationally. Compensation and benefits expenses increased $2.0 million due to increased headcount to support order growth and key business initiatives. Payment processing fees increased approximately $1.2 million in the fiscal year ended December 29, 2013 primarily due to higher sales volumes. As a percentage of net sales, selling, general and administrative expenses were 15.4% for the year ended December 29, 2013 compared to 15.7% for the year ended December 30, 2012. The decrease in selling, general and administrative expenses as a percentage of net sales in the year ended December 29, 2013 resulted primarily from our ability to leverage our fixed cost base. We expect selling, general and administrative expenses to increase in absolute dollars in future periods as a result of our marketing efforts to drive increases in net sales, growth in our fulfillment and customer service operations to support higher sales volumes and increase in credit card processing fees and other expenses to support growth initiatives.

Other Income, Net

The decrease in other income, net in the fiscal year ended December 29, 2013 as compared with the fiscal year ended December 30, 2012 was primarily due to proceeds of approximately $0.4 million from a favorable settlement related to the De Beers anti-trust litigation in 2012.

Income Taxes

The effective income tax rate for the fiscal year ended December 29, 2013 was 25.3% as compared with 35.3% for the fiscal year ended December 30, 2012. During the fiscal year ended December 29, 2013, there was a change in accounting estimate relating to our income tax expense. We recognized an income tax benefit resulting primarily from the domestic production activities deduction related to the current and prior tax years recorded in the fiscal year ended December 29, 2013. The out-of-period impact of this deduction decreased our income tax expense and increased our net income by $1.1 million and $0.08 per diluted share for the year ended December 29, 2013.

Comparison of Fiscal Year Ended December 30, 2012 to Fiscal Year Ended January 1, 2012

Net Sales

Net sales increased 14.9% in the fiscal year ended December 30, 2012, compared with the fiscal year ended January 1, 2012, due to an increase in the number of orders shipped to customers, partially offset by a decrease in the average order value. Sales of our engagement products grew at a rate above our overall sales growth rate. Net sales in the U.S. increased by 15.6% to $337.6 million for the fiscal year ended December 30, 2012 compared with $292.1 million for the fiscal year ended January 1, 2012. U.S. engagement net sales increased 21.7% to $226.6 million for the fiscal year ended December 30, 2012 from $186.2 million for the fiscal year ended January 1, 2012. We believe that sales growth was positively impacted by a year over year decrease in diamond costs that occurred throughout most of 2012. U.S. non-engagement net sales grew 4.9% to $111.0 million in the fiscal year ended December 30, 2012 from $105.9 million in the fiscal year ended January 1, 2012. International net sales increased 11.7% to $62.4 million for the year ended December 30, 2012, compared with $55.9 million for the year ended January 1, 2012, due primarily to increased marketing efforts and expansion of our product assortment. Internally, we monitor our international sales performance on a non-GAAP basis which eliminates the positive or negative effects that result from translating international sales into U.S. dollars (“constant exchange rate basis”). International net sales growth was negatively impacted by 0.9% due to changes in foreign exchange rates in 2012 compared with the rates in effect during 2011. Excluding the impact of changes in foreign exchange rates, international sales increased 12.6% in the year ended December 30, 2012.

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

Our liquidity is primarily dependent upon our net cash from operating activities. Our net cash from operating activities is sensitive to many factors, including changes in working capital and the timing and magnitude of expenditures. Working capital at any specific point in time is dependent upon many variables, including our operating results, seasonality, inventory management and the level of product assortment, the timing of cash receipts and payments, and vendor payment terms.

At December 29, 2013, our working capital was $23.2 million, including cash and cash equivalents of $115.9 million and inventory of $34.5 million, offset by accounts payable and accrued liabilities totaling $133.1 million. Current levels of cash and cash equivalents reflect fewer stock repurchases and greater proceeds from stock option exercises during fiscal year 2013. On February 11, 2013, we entered into a credit agreement which provides for a $35.0 million unsecured, revolving credit facility (the "Revolving Loan"). See discussion of the Revolving Loan in Note 14 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. On February 21, 2014, we renewed this credit agreement which now provides for a $40.0 million unsecured, revolving credit facility with the ability to expand to $50.0 million (the "Credit Agreement"). See discussion of the renewed Credit Agreement in Note 15 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Net cash provided by operating activities was $23.4 million in the fiscal year ended December 29, 2013 compared to net cash provided by operating activities of $34.4 million in the fiscal year ended December 30, 2012. The decrease in cash provided by operating activities in the fiscal year ended December 29, 2013 was primarily attributable to higher net payment of accounts payable and accrued liabilities in fiscal 2013. The net increase in accounts payable totaled $6.4 million for the fiscal year ended December 29, 2013 compared to $20.4 million for the fiscal year ended December 30, 2012. We experience greater cash flow from operations in our fourth quarter compared to other quarters due to the significant increase in revenue from our holiday sales. In the first quarter we typically have a significant pay down of our accounts payable balance accumulated during the fourth quarter holiday season.

Net cash provided by operating activities was $34.4 million in the fiscal year ended December 30, 2012 compared to net cash provided by operating activities of $15.4 million in the fiscal year ended January 1, 2012. The increase in cash provided by operating activities in the fiscal year ended December 30, 2012 was primarily attributable to lower net payment of accounts payable and accrued liabilities in fiscal 2012. The net increase in accounts payable totaled $20.4 million for the fiscal year ended December 30, 2012 compared to $5.2 million for the fiscal year ended January 1, 2012. Accounts payable increased more in the fourth quarter of 2012 due to higher sales in the quarter, compared to year over year sales declines that we experienced in the fourth quarter of 2011. Additionally, cash provided by operating activities in the fiscal year ended December 30, 2012 was negatively impacted by a $2.6 million tax deficiency resulting from "out-of-the-money" vested stock options that were unexercised. This compared to a tax benefit of $0.8 million in the fiscal year ended January 1, 2012 realized from option exercises.

Net cash of $5.8 million was used in investing activities in the fiscal year ended December 29, 2013. Net cash of $5.5 million was used for purchases of property and equipment and capitalized costs to develop our website and internal-use software to support our operations. Also included in the purchase of property and equipment were costs associated with our corporate expansion. Net cash of $0.3 million was used to purchase a minority ownership in a privately-held company in the form of common stock and warrants. Net cash of $6.5 million was used in investing activities in the fiscal year ended December 30, 2012 due to the purchase of property and equipment and capitalized costs to develop our website and internal-use software to support our operations and the purchase of preferred shares in a privately-held company and a loan to the same privately-held company in exchange for a note receivable. Net cash of $5.4 million was used in investing activities in the fiscal year ended January 1, 2012 due to the purchase of property and equipment related primarily to our corporate office move in the second quarter of 2011.

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

Net cash of $11.2 million was provided by financing activities for the fiscal year ended December 29, 2013 related primarily to proceeds from stock option exercises. During the fiscal year ended December 29, 2013, we received $21.4 million in proceeds from stock option exercises. This was partially offset by the repurchase of common stock for an aggregate purchase price of approximately $10.4 million.

Since the inception of our stock buyback program in the first quarter of 2005 through December 29, 2013, we have repurchased approximately 7.8 million shares for a total of $275.8 million. Shares may be repurchased from time to time in open market transactions or in negotiated transactions off the market. The timing and amount of any shares repurchased are determined by management based on our evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan. We continually assess market conditions, our cash position, operating results, current forecasts and other factors when making decisions about stock repurchases.    On October 28, 2013, our board of directors authorized the renewal of our stock repurchase program. Under this renewed program, we are authorized to repurchase up to $100.0 million of our common stock over the 24 months following the approval date. As of December 29, 2013, $100.0 million remained under the repurchase authorization.

Net cash used in financing activities in the fiscal year ended December 30, 2012 was $30.3 million, primarily related to the repurchases of common stock. During the fiscal year ended December 30, 2012, we repurchased approximately 1.5 million shares of our common stock for an aggregate purchase price of approximately $38.9 million. This was partially offset by proceeds from stock option exercises of $8.6 million. Net cash used in financing activities in the fiscal year ended January 1, 2012 was $33.9 million, and was primarily related to the repurchase of common stock of $40.0 million.

The following table summarizes our contractual obligations and the expected effect on liquidity and cash flows as of December 29, 2013 (in thousands):

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Operating leases	$9,213	$1,414	$2,493	$2,158	$3,148
Financing obligation(1)	51	51	—	—	—
Purchase obligations(2)	15,452	15,452	—	—	—
Purchase obligations(3)	284	284	—	—	—
	$25,000	$17,201	$2,493	$2,158	$3,148
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

(2)	Includes open merchandise purchase orders at December 29, 2013.

(3)	Includes commitments for advertising and marketing and other services at December 29, 2013.

We believe that our current cash and cash equivalent balances, cash flow from operations and our ability to borrow under the Credit Agreement will be sufficient to meet our anticipated operating and capital expenditure needs for at least the next 12 months. We currently do not have any outstanding debt under the Credit Agreement. However, projections of future cash needs and cash flows are subject to many factors and to uncertainty. We continually assess our capital structure and opportunities to obtain credit facilities, sell equity or debt securities, or undertake other transactions for strategic reasons or to further strengthen our financial position. However, there can be no assurance that additional equity, debt or other financing transactions will be available in amounts or on terms acceptable to us, if at all.

Off-Balance Sheet Arrangements

At December 29, 2013, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purposes entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

We have foreign exchange risk related to foreign-denominated assets and liabilities of our subsidiaries. A majority of these foreign-denominated assets and liabilities relate to Jewellery, our wholly-owned Ireland subsidiary. Based on the balances of Jewellery’s assets and liabilities at December 29, 2013, December 30, 2012, and January 1, 2012, an assumed 10% negative currency movement would have resulted in additional losses of approximately $0.2 million for each of the fiscal years ended December 29, 2013, December 30, 2012 and January 1, 2012.

We recognized gains and losses associated with transactions that are denominated in foreign currencies. We recorded a net loss resulting from foreign currency transactions of approximately $0.4 million for each of the fiscal years ended December 29, 2013, December 30, 2012 and January 1, 2012, within other income, net in the consolidated statements of operations.

We have foreign exchange risk related to our VAT payables, tax receivables, cash and cash equivalents, and intercompany accounts receivables and payables denominated in various foreign currencies. Based on the balances of these accounts at December 29, 2013, December 30, 2012 and January 1, 2012, an assumed 10% adverse change to foreign exchange would result in additional losses of approximately $0.2 million, $0.1 million and $0.1 million recorded to other income, net for fiscal years ended December 29, 2013, December 30, 2012 and January 1, 2012, respectively.

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

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in short-term, high-quality, interest-bearing securities. To minimize our exposure to an adverse shift in interest rates, we invest in short-term securities and maintain an average maturity of one year or less. If interest rates had averaged 100 basis points higher than they did in the year ended December 29, 2013, interest income for the year would have increased approximately $0.6 million. If interest rates had averaged 100 basis points higher than they did in the year ended December 30, 2012, interest income for the year would have increased approximately $0.8 million.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Blue Nile, Inc.
Seattle, Washington

We have audited the accompanying consolidated balance sheets of Blue Nile, Inc., and subsidiaries (the “Company”) as of December 29, 2013 and December 30, 2012, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three fiscal years in the period ended December 29, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Blue Nile, Inc. and subsidiaries as of December 29, 2013 and December 30, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 29, 2013, based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Seattle, Washington
February 24, 2014

BLUE NILE, INC.

Consolidated Balance Sheets
(In thousands, except par value)

	December 29, 2013	December 30, 2012
Assets
Current assets:
Cash and cash equivalents	$115,942	$87,017
Trade accounts receivable	3,005	2,578
Other accounts receivable	521	907
Inventories	34,530	33,270
Deferred income taxes	1,038	926
Prepaid income taxes	247	—
Prepaids and other current assets	1,318	1,229
Total current assets	156,601	125,927
Property and equipment, net	10,188	7,876
Intangible assets, net	140	195
Deferred income taxes	5,470	7,786
Note receivable	2,000	2,000
Other investments	2,280	2,000
Other assets	246	117
Total assets	$176,925	$145,901
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$122,322	$116,209
Accrued liabilities	10,751	12,439
Current portion of long-term financing obligation	51	60
Current portion of deferred rent	279	246
Total current liabilities	133,403	128,954
Long-term financing obligation, less current portion	574	625
Deferred rent, less current portion	2,229	2,188
Other long-term liabilities	114	25
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 300,000 shares authorized; 21,480 shares and 20,752 shares issued, respectively; 12,932 shares and 12,503 shares outstanding, respectively	22	21
Additional paid-in capital	223,261	197,282
Accumulated other comprehensive loss	(26)	(100)
Retained earnings	93,758	82,883
Treasury stock, at cost; 8,548 shares and 8,249 shares outstanding, respectively	(276,410)	(265,977)
Total stockholders’ equity	40,605	14,109
Total liabilities and stockholders’ equity	$176,925	$145,901

The accompanying notes are an integral part of these consolidated financial statements

BLUE NILE, INC.
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended December 29, 2013	Year Ended December 30, 2012	Year Ended January 1, 2012
Net sales	$450,008	$400,035	$348,013
Cost of sales	366,357	324,977	275,881
Gross profit	83,651	75,058	72,132
Selling, general and administrative expenses	69,343	62,771	55,213
Operating income	14,308	12,287	16,919
Other income, net:
Interest income, net	107	133	142
Other income, net	150	546	184
Total other income, net	257	679	326
Income before income taxes	14,565	12,966	17,245
Income tax expense	3,690	4,574	5,895
Net income	$10,875	$8,392	$11,350
Basic net income per share	$0.87	$0.64	$0.80
Diluted net income per share	$0.85	$0.63	$0.77

The accompanying notes are an integral part of these consolidated financial statements

BLUE NILE, INC.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 29, 2013	Year Ended December 30, 2012	Year Ended January 1, 2012
Net income	$10,875	$8,392	$11,350
Other comprehensive income (loss):
Foreign currency translation adjustments	74	23	(57)
Total comprehensive income	$10,949	$8,415	$11,293

The accompanying notes are an integral part of these consolidated financial statements

BLUE NILE, INC.
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance, January 3, 2011	20,212	$20	$173,143	$63,141	$(66)	(5,673)	$(187,177)	$49,061
Net income	—	—	—	11,350	—	—	—	11,350
Other comprehensive loss	—	—	—	—	(57)	—	—	(57)
Tax benefit from exercise of stock options	—	—	771	—	—	—	—	771
Exercise of common stock options	304	1	7,170	—	—	—	—	7,171
Issuance of common stock to directors	3	—	120	—	—	—	—	120
Vesting of restricted stock units	6	—	—	—	—	—	—	—
Stock-based compensation	—	—	6,558	—	—	—	—	6,558
Repurchase of common stock	—	—	—	—	—	(1,084)	(39,950)	(39,950)
Balance, January 1, 2012	20,525	21	187,762	74,491	(123)	(6,757)	(227,127)	35,024
Net income	—	—	—	8,392	—	—	—	8,392
Other comprehensive income	—	—	—	—	23	—	—	23
Tax deficiency from exercise of stock options	—	—	(2,567)	—	—	—	—	(2,567)
Exercise of common stock options	221	—	6,867	—	—	—	—	6,867
Issuance of common stock to directors	3	—	120	—	—	—	—	120
Vesting of restricted stock units	3	—	—	—	—	—	—	—
Stock-based compensation	—	—	5,100	—	—	—	—	5,100
Repurchase of common stock	—	—	—	—	—	(1,492)	(38,850)	(38,850)
Balance, December 30, 2012	20,752	21	197,282	82,883	(100)	(8,249)	(265,977)	14,109
Net income	—	—	—	10,875	—	—	—	10,875
Other comprehensive income	—	—	—	—	74	—	—	74
Tax deficiency from exercise of stock options	—	—	(583)	—	—	—	—	(583)
Exercise of common stock options	716	1	21,376	—	—	—	—	21,377
Issuance of common stock to directors	2	—	80	—	—	—	—	80
Vesting of restricted stock units	10	—	—	—	—	—	—	—
Stock-based compensation	—	—	5,106	—	—	—	—	5,106
Repurchase of common stock	—	—	—	—	—	(299)	(10,433)	(10,433)
Balance, December 29, 2013	21,480	$22	$223,261	$93,758	$(26)	(8,548)	$(276,410)	$40,605

The accompanying notes are an integral part of these consolidated financial statements

BLUE NILE, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 29, 2013	Year Ended December 30, 2012	Year Ended January 1, 2012
Operating activities:
Net income	$10,875	$8,392	$11,350
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,141	3,368	3,398
(Gain) loss on disposal of property and equipment	(7)	45	35
Stock-based compensation	5,028	5,087	6,534
Deferred income taxes	2,204	1,030	(761)
Tax (deficiency) benefit from exercise of stock options	(583)	(2,567)	771
Excess tax benefit from exercise of stock options	(361)	(37)	(646)
Changes in assets and liabilities:
Receivables	(41)	(323)	(1,391)
Inventories	(1,260)	(4,003)	(9,101)
Prepaid federal income taxes	(247)	—	—
Prepaid expenses and other assets	(218)	(180)	35
Accounts payable	6,432	20,392	5,207
Accrued liabilities	(1,688)	3,052	(2,080)
Other long-term liabilities	89	25	—
Deferred rent	74	163	2,103
Net cash provided by operating activities	23,438	34,444	15,454
Investing activities:
Purchases of property and equipment	(5,528)	(2,525)	(5,391)
Purchase of other investments	(280)	(2,000)	—
Payments for note receivable	—	(2,000)	—
Net cash used in investing activities	(5,808)	(6,525)	(5,391)
Financing activities:
Repurchase of common stock	(10,433)	(38,850)	(39,950)
Proceeds from stock option exercises	21,377	8,572	5,466
Excess tax benefit from exercise of stock options	361	37	646
Principal payments under long-term financing obligation	(60)	(59)	(52)
Net cash provided by (used in) financing activities	11,245	(30,300)	(33,890)
Effect of exchange rate changes on cash and cash equivalents	50	7	(43)
Net increase (decrease) in cash and cash equivalents	28,925	(2,374)	(23,870)
Cash and cash equivalents, beginning of period	87,017	89,391	113,261
Cash and cash equivalents, end of period	$115,942	$87,017	$89,391

The accompanying notes are an integral part of these consolidated financial statements

BLUE NILE, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 29, 2013	Year Ended December 30, 2012	Year Ended January 1, 2012
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$4,965	$4,121	$7,363
Cash paid for interest relating to long-term financing obligation	2	3	8
Non-cash investing and financing activities:
Receivable from stock option exercises	—	—	1,705
Payable for purchases of property and equipment	7	325	98

The accompanying notes are an integral part of these consolidated financial statements

BLUE NILE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Description of the Company and Summary of Significant Accounting Policies

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

Fiscal Year

The Company’s fiscal year ends on the Sunday closest to December 31. Each fiscal year consists of four 13-week quarters, with one extra week added in the fourth quarter every five to six years. The Company's fiscal year 2014 ending January 4, 2015 will have one extra week in the fourth quarter as a result of the Company's 4-4-5 retail reporting calendar.

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

During the fiscal year ended December 29, 2013, there was a change in accounting estimate relating to our income tax expense. The Company recognized an income tax benefit resulting primarily from the domestic production activities deduction related to the current and prior tax years recorded in the fiscal year ended December 29, 2013. The out-of-period impact of this deduction decreased income tax expense and increased net income by $1.1 million and $0.08 per diluted share for the year ended December 29, 2013.

In addition, as a result primarily of this deduction, the Company's effective tax rate decreased to 25.3% in the year-to-date ended December 29, 2013 from 35.3% in the year-to-date ended December 30, 2012.

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

The Company also recognizes gains and losses associated with transactions that are denominated in foreign currencies. The Company recorded a net loss resulting from foreign currency transactions of approximately $0.4 million for each of the fiscal years ended December 29, 2013, December 30, 2012 and January 1, 2012, within other income, net in the consolidated statements of operations.

Concentration of Risk

The Company maintains the majority of its cash and cash equivalents in accounts with five major financial institutions within and outside the United States, in the form of demand deposits, money market accounts, and time deposits. Deposits in these institutions may exceed the amounts of insurance provided, or deposits may not be covered by insurance. The Company

BLUE NILE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

has not experienced losses on its deposits of cash and cash equivalents. The Company’s trade accounts receivable are primarily derived from credit card purchases from customers and the majority are settled within two business days.

The Company’s ability to acquire diamonds and fine jewelry is dependent on its relationships with various suppliers from whom it purchases diamonds and fine jewelry. The Company has reached agreements with certain suppliers to provide access to their inventories of diamonds for its customers, but the terms of these agreements are limited and do not govern the purchase of diamonds for its inventory. Purchase concentration by major supply vendor in fiscal year ended December 29, 2013 with comparative information for fiscal years ended December 30, 2012 and January 1, 2012, is as follows:

	Year Ended
	December 29, 2013	December 30, 2012	January 1, 2012
Vendor A	10%	6%	8%
Vendor B	5%	4%	7%
Vendor C	5%	4%	6%
	20%	14%	21%

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
To determine if the cost of the Company's inventory should be written down, current and anticipated demand, customer preferences, age of the merchandise and fashion trends are considered. This write-down is equal to the difference between the cost of inventory and its estimated market value. The Company did not record any significant write-downs for the fiscal years ended December 29, 2013, December 30, 2012 or January 1, 2012.

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

BLUE NILE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Capitalized Software

The Company capitalizes costs to develop its website and internal-use software and amortizes such costs on a straight-line basis over the estimated useful life of the software once it is available for use. Costs related to the design and maintenance of internal-use software and website development are expensed as incurred.

Impairment of Long-Lived Assets

The Company reviews the carrying value of its long-lived assets, including property and equipment and definite-lived intangible assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. To the extent the estimated future cash inflows attributable to the assets, less estimated future cash outflows, are less than the carrying amount, an impairment loss would be recognized. The Company did not record an impairment loss for long-lived assets for the fiscal years ended December 29, 2013, December 30, 2012 or January 1, 2012.

Intangible Assets

Intangible assets are recorded at cost and consist primarily of the costs incurred to acquire licenses and other similar agreements with finite lives. The gross carrying amount of these licenses was approximately $0.5 million at both December 29, 2013 and December 30, 2012. Accumulated amortization was approximately $0.4 million at both December 29, 2013 and December 30, 2012. Amortization expense was approximately $55,000 in the fiscal year ended December 29, 2013, $58,000 in the fiscal year ended December 30, 2012 and $54,000 in the fiscal year ended January 1, 2012. Amortization expense is estimated to be $37,000 in fiscal 2014, $22,000 in fiscal 2015, $19,000 in fiscal 2016, $14,000 in fiscal 2017, and $9,000 in fiscal 2018.

Note Receivable and Other Investments
The Company holds a minority ownership of a privately-held company in the form of convertible preferred shares, purchased for an aggregate amount of $2.0 million, which we account for under the cost method of accounting.
The Company holds a $2.0 million note receivable (the "Note") from the same privately-held company. The interest rate changes over the term of the Note to LIBOR plus a predetermined rate per annum. The Note is recorded at its face amount on the Company's condensed consolidated balance sheet.
On July 5, 2013, the Company purchased, for $280,000, a minority ownership in another privately-held company in the form of common stock and warrants, which we account for under the cost method of accounting.
The Company reviews the investments for impairment when events and circumstances indicate that the decline in fair value of the asset below the carrying value is other-than-temporary. This evaluation consists of several qualitative and quantitative factors regarding the severity and duration of the unrealized loss as well as the Company's ability and intent to hold the investment until a forecasted recovery occurs. Additionally, the Company assesses whether it has plans to sell the security or it is more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis. Factors considered include recent and projected financial results and operating trends; publicly available information that may affect the value of the investment; duration and severity of the decline in value; and our strategy and intentions for holding the investment.

Fair Value of Financial Instruments

The carrying amounts for the Company’s cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities.

Treasury Stock

Treasury stock is recorded at cost and consists primarily of the repurchase of the Company’s common stock in the open market.

Income Taxes

BLUE NILE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company utilizes a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes. If applicable, interest and penalties related to unrecognized tax benefits are included in the provision for income taxes.

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

The Company requires payment at the point of sale. Amounts received before the customer assumes the risk of loss are not recorded as revenue. For sales to customers in the U.S., Canada, E.U., and the United Arab Emirates (the "U.A.E."), the Company recognizes revenue when delivery has occurred, which is typically one to three days after shipment. For international sales, other than to Canada, E.U., and the U.A.E., revenue is recognized upon shipment as this is when risk of loss transfers. The Company generally offers a return policy of 30 days and provides an allowance for sales returns during the period in which the sales are made. For both December 29, 2013 and December 30, 2012, the reserve for sales returns was $1.4 million and was recorded as an accrued liability. Sales and cost of sales reported in the consolidated statements of operations are reduced to reflect estimated returns. The estimates are based on the Company’s historical product return rates and current economic conditions.

In 2011, the Company began offering a lifetime diamond upgrade program on all certified diamonds purchased since January 1, 2011. In November 2013, the Company expanded the diamond upgrade program to include all certified diamonds purchased since the Company's inception. This is accounted for as a guarantee and at December 29, 2013 and December 30, 2012, the estimated the fair value of the guarantee is inconsequential.

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

Shipping and Handling Costs

The Company’s shipping and handling costs primarily include payments to third-parties for shipping merchandise to the Company’s customers. Shipping and handling costs of approximately $4.6 million, $4.5 million and $4.2 million in the fiscal years ended December 29, 2013, December 30, 2012 and January 1, 2012, respectively, were included in cost of sales.

Cost of Sales

Cost of sales consists of the cost of merchandise sold to customers, inbound and outbound shipping costs, insurance on shipments, the costs incurred to set diamonds into ring, earring and pendant settings, including labor and related facility costs, and depreciation on assembly related property, plant and equipment.

BLUE NILE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Fulfillment costs include costs incurred in operating and staffing the fulfillment center, including costs attributable to receiving, inspecting and warehousing inventories and picking, packaging and preparing customers’ orders for shipment. Fulfillment costs in the years ended December 29, 2013, December 30, 2012 and January 1, 2012 were approximately $3.6 million, $3.7 million and $3.5 million, respectively.

Marketing

Marketing costs are expensed as incurred. Costs associated with web portal advertising contracts are amortized over the period such advertising is expected to be used. Costs of advertising associated with radio, print and other media are expensed when such services are used. Marketing expense for the fiscal years ended December 29, 2013, December 30, 2012 and January 1, 2012 was approximately $24.3 million, $21.0 million and $16.9 million, respectively.

Stock-Based Compensation

The Company measures compensation cost for all stock options and restricted stock units granted based on fair value on the measurement date, which is typically the grant date. The fair value of each stock option granted is estimated on the grant date using the Black-Scholes-Merton option valuation model. The fair value of each restricted stock unit ("RSU") is based on the fair market value of the Company’s common stock on the date of the grant. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period for each stock option or restricted stock unit grant expected to vest with forfeitures estimated at the date of grant based on the Company’s historical experience and future expectations.

Note 2.	Inventories

Inventories consist of the following (in thousands):

	December 29, 2013	December 30, 2012
Loose diamonds	$3,321	$1,583
Fine jewelry and other	31,209	31,687
	$34,530	$33,270

Note 3.	Property and Equipment

Property and equipment consist of the following (in thousands):

	December 29, 2013	December 30, 2012
Computers and equipment	$4,325	$4,275
Software and website development	16,296	12,491
Leasehold improvements	6,654	5,902
Furniture and fixtures	1,255	976
Building	940	940
	29,470	24,584
Less: accumulated depreciation and amortization	(19,282)	(16,708)
Property and equipment, net	$10,188	$7,876

BLUE NILE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total depreciation expense was approximately $3.1 million, $3.3 million, and $3.3 million for the fiscal years ended December 29, 2013, December 30, 2012 and January 1, 2012, respectively.

Capitalized software costs include external direct costs and internal direct labor and related employee benefits costs of developing software for internal use. Amortization begins in the period in which the software is ready for its intended use. The Company had approximately $4.9 million and $2.7 million of unamortized computer software and website development costs at December 29, 2013 and December 30, 2012, respectively. Depreciation and amortization expense of capitalized software and website development costs was approximately $1.6 million, $2.0 million and $1.9 million in the fiscal years ended December 29, 2013,  December 30, 2012 and January 1, 2012, respectively.

Note 4.	Commitments and Contingencies

Leases

The Company leases its office and warehouse facilities and some equipment under non-cancelable lease agreements with initial terms that generally range from one to eleven years. Some of the leases include renewal provisions at the Company’s option. At the inception of the lease, the Company evaluates each agreement to determine whether the lease will be accounted for as an operating or capital lease. The term of the lease used for this evaluation includes renewal option periods only in instances in which the exercise of the renewal option can be reasonably assured and failure to exercise such option would result in an economic penalty. Some of the office leases contain rent escalation clauses and rent holidays. Rent expense is recorded on a straight-line basis over the lease term with the difference between the rent paid and the straight-line rent expense recorded as a deferred rent liability. Lease incentive payments received from the landlord are recorded as deferred rent liabilities and are amortized on a straight-line basis over the lease term as a reduction in rent. For both December 29, 2013 and December 30, 2012, the deferred rent balance related to lease incentives was approximately $1.9 million.

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

Future minimum lease payments at December 29, 2013 are as follows (in thousands):

	Financing Obligation	Operating Leases
2014	$51	$1,414
2015	—	1,323
2016	—	1,170
2017	—	1,071
2018	—	1,087
Thereafter	—	3,148
Total minimum lease payments	51	$9,213
Less: amounts representing interest	—
Present value of minimum lease payments	51
Residual value	574
Less: current maturities	(51)
Total long-term financing obligation less current maturities	$574

Assets under the long-term financing obligation amounted to $0.6 million at December 29, 2013 and $0.7 million at December 30, 2012. These amounts are net of accumulated depreciation of approximately $0.3 million as of December 29, 2013 and December 30, 2012. Such assets are classified within property and equipment, net, in the accompanying balance sheets. The residual value of the long-term financing obligation represents the estimated fair value of the financing at the end of the Company’s lease term. Rent expense, which includes certain common area maintenance costs, was approximately $1.0

BLUE NILE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

million, $0.8 million and $0.9 million for the fiscal years ended December 29, 2013, December 30, 2012 and January 1, 2012, respectively.

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

Stock Option Plans

As of December 29, 2013, with the addition of the 2013 Plan, the Company has a total of five equity plans.

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

The Company’s 2004 Equity Incentive Plan (“2004 Plan”) provides for the grant of non-statutory stock options, restricted stock awards, stock appreciation rights, RSUs and other forms of equity compensation, which may be granted to employees, including officers, non-employee directors and consultants. Upon the effectiveness of the 2013 Plan (as defined below), the 2004 Plan was suspended and any equity compensation that would have been granted under the 2004 Plan was thereafter granted under the 2013 Plan.

The Company’s 2004 Non-Employee Directors’ Stock Option Plan (“Directors’ Plan”) provides for the automatic grant of non-statutory stock options to purchase shares of common stock to non-employee directors. In April 2012, the Directors' Plan was suspended; therefore, any equity compensation that would have been granted under the Directors' Plan is now granted under the 2004 Plan. Upon the effectiveness of the 2013 Plan, any equity compensation that would have been granted under the Directors' Plan is now granted under the 2013 Plan.

On May 21, 2013, the date of the Company's 2013 Annual Meeting of Stockholders (the "Annual Meeting"), the Company's stockholders approved the 2013 Equity Incentive Plan (the “2013 Plan”), effective as of such date. The 2013 Plan is intended to be the successor to the 2004 Plan and the Directors' Plan. Once the 2013 Plan became effective, the 2004 Plan was suspended and any equity compensation that would have been granted under the 2004 Plan is now granted under the 2013 Plan. The Directors' Plan was suspended in April 2012 and no equity compensation has been granted under the Directors' Plan since that date. The 2013 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards and other stock awards. Any equity compensation that would have been granted under the Directors' Plan, or subsequently under the 2004 Plan is now granted under the 2013 Plan. As of December 29, 2013, there were 1,014,962 shares of common stock reserved for future grants under the 2013 Plan.

The majority of options granted generally provide for 25% vesting on the first anniversary from the date of grant with the remainder vesting monthly over the subsequent three years and expire 10 years from the date of grant. Nearly all outstanding stock options are non-qualified stock options. RSUs generally vest 25% on the first anniversary from the date of grant with the remaining vesting quarterly over three years.

Employee Stock Purchase Plans

BLUE NILE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In April 2004, the Company adopted the 2004 Employee Stock Purchase Plan (the “Purchase Plan”). As of December 29, 2013, 1,000,000 shares of common stock are authorized to be sold under the Purchase Plan. Commencing on the first day of the fiscal year in which the Company first makes an offering under the Purchase Plan, this amount will be increased annually for 20 years. The increase in amount is the lesser of 320,000 shares or one and one half percent of the number of shares of common stock outstanding on each such date, unless a lower number of shares is approved by the board of directors. The Purchase Plan is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code. As of December 29, 2013, no shares of common stock have been offered for sale under the Purchase Plan.

 Option Grants to Non-Employees

The Company accounts for equity instruments issued to non-employees at their fair value on the measurement date.

Stock-Based Compensation Expense

The following weighted average assumptions were used for the valuation of stock options granted during the periods presented:

	Year Ended
	December 29, 2013	December 30, 2012	January 1, 2012
Expected term	4.5 years	4.3 years	4.0 years
Expected volatility	56.9%	58.9%	58.5%
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	0.9%	0.7%	0.9%
Estimated weighted average fair value per option granted	$14.68	$15.45	$20.54

•
Expected Term — This is the estimated period of time until exercise and is based primarily on historical experience for options with similar terms and conditions, giving consideration to future expectations. The Company also considers the expected terms of other companies that have similar contractual terms, expected stock volatility and employee demographics.

•	Expected Volatility — This is based on the Company’s historical stock price volatility commensurate with the expected term of the options on the date of grant.

•	Expected Dividend Yield — The Company has not paid dividends in the past and does not expect to pay dividends in the near future.

•	Risk-Free Interest Rate — This is the rate on nominal U.S. Government Treasury Bills with lives commensurate with the expected term of the options on the date of grant.

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience.

The following table represents total stock-based compensation expense recognized in the consolidated financial statements (in thousands):

BLUE NILE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended
	December 29, 2013	December 30, 2012	January 1, 2012
Stock-based compensation expense in selling, general and administrative expenses	$4,860	$4,867	$6,322
Stock-based compensation expense in cost of sales	88	100	92
Total stock-based compensation expense in the consolidated statements of operations	$4,948	$4,967	$6,414
Total related tax benefit	$1,732	$1,753	$2,194
Stock-based compensation capitalized	$158	$133	$144

Stock-based compensation capitalized is included in property and equipment, net, in the consolidated balance sheets as a component of the cost capitalized for website development and the development of software for internal use. As of December 29, 2013, the Company had total unrecognized compensation costs related to unvested stock options and RSUs of approximately $7.8 million, before income taxes. The Company expects to recognize this cost over a weighted average period of 2.26 years for the options and 2.96 years for the RSUs.

The following summarizes all stock option transactions from January 3, 2011 through December 29, 2013:

	Options	Weighted average exercise price	Weighted average remaining contractual term	Total intrinsic value
	(In thousands)		(In years)	(In thousands)
Balance, January 3, 2011	2,445	$38.04
Granted	436	45.51
Exercised	(304)	23.57
Canceled	(186)	43.54
Balance, January 1, 2012	2,391	40.82
Granted	432	33.15
Exercised	(220)	31.15
Canceled	(404)	50.26
Balance, December 30, 2012	2,199	38.55
Granted	117	31.67
Exercised	(716)	29.88
Canceled	(107)	41.83
Balance, December 29, 2013	1,493	$41.93	6.14	$15,022
Vested and expected to vest at December 29, 2013	1,446	$42.17	6.07	$14,382
Exercisable at December 29, 2013	1,053	$44.60	5.29	$9,357

The following table summarizes additional information about stock options outstanding at December 29, 2013:

BLUE NILE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Outstanding			Exercisable
	Options	Weighted Average
		Remaining Contractual Life	Exercise Price
Range of Exercise Price				Options	Weighted Average Exercise Price
	(In thousands)	(In years)		(In thousands)
$18.50 — $32.42	402	6.14	$27.72	246	$25.85
$32.43 — $35.55	402	7.28	33.89	200	33.76
$35.56 — $50.89	386	5.81	44.67	340	44.86
$50.90 — $94.99	303	5.06	67.93	267	69.59
	1,493	6.14	41.93	1,053	44.60

The following summarizes all RSU activity from January 3, 2011 through December 29, 2013:

	RSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Balance, January 3, 2011	6	$25.61
Granted	—	—
Vested	(5)	52.53
Canceled	(1)	49.49
Balance, January 1, 2012	—	—
Granted	6	29.67
Vested	(3)	35.23
Canceled	—	—
Balance, December 30, 2012	3	29.67
Granted	97	32.07
Vested	(10)	38.76
Canceled	(2)	31.34
Balance, December 29, 2013	88	$31.01	1.32	$4,184
Vested and expected to vest at December 29, 2013	77	$36.37	1.19	$3,666

The aggregate intrinsic value in the tables above are before applicable income taxes and represent the amount recipients would have received if all stock options had been exercised or RSUs had been released on the last business day of the period indicated, based on the closing stock price of the Company's common stock on such date.

The total intrinsic value of options exercised were approximately $7.3 million, $1.6 million and $5.9 million in the fiscal years ended December 29, 2013, December 30, 2012 and January 1, 2012, respectively. During the fiscal years ended December 29, 2013, December 30, 2012 and January 1, 2012, the total fair value of options vested was approximately $4.9 million, $4.6 million and $6.4 million, respectively.

Note 7.	Common Stock

On October 28, 2013, the Company’s board of directors authorized the repurchase of up to $100.0 million of the Company's common stock within the 24-month period following the approval date of the stock repurchase program. No shares have been repurchased under this authorization during the fiscal year ended December 29, 2013. In the fiscal year ended December 29, 2013, the Company repurchased 299,240 shares of its common stock for an aggregate purchase price of

BLUE NILE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately $10.4 million under a previous repurchase authorization that has since expired. In the fiscal year ended December 30, 2012, the Company repurchased 1.5 million shares of the Company’s common stock for an aggregate purchase price of approximately $38.9 million under the same previous repurchase authorization that has since expired.

Note 8.	Employee Benefit Plan

The Company has a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code covering all eligible officers and employees. The Company provides a discretionary matching contribution, which has generally been $0.50 for every $1.00 contributed by the employee up to 4% of each employee’s salary. Such contributions were approximately $0.3 million for each of the fiscal years ended December 29, 2013 and December 30, 2012 and $0.2 million for the fiscal year ended January 1, 2012.

Note 9.	Income Taxes

The expense for income taxes consists of the following (in thousands):

	Year Ended
	December 29, 2013	December 30, 2012	January 1, 2012
Current income tax expense	$2,069	$6,111	$5,885
Tax (deficiency) benefit from stock based compensation recorded in equity	(583)	(2,567)	771
Deferred income tax expense (benefit)	2,204	1,030	(761)
Total income tax expense	$3,690	$4,574	$5,895

A reconciliation of the statutory Federal income tax rate to the effective tax rate is as follows:

	Year Ended
	December 29, 2013	December 30, 2012	January 1, 2012
Statutory federal income tax rate	35.0%	35.0%	35.0%
Domestic production activities deduction	(7.8)%	—%	—%
Other, net	(1.9)%	0.3%	(0.8)%
Effective tax rate	25.3%	35.3%	34.2%

Deferred income taxes reflect the net tax effect of temporary differences between amounts recorded for financial reporting purposes and amounts used for tax purposes. The major components of deferred tax assets are as follows (in thousands):

BLUE NILE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 29, 2013	December 30, 2012
Deferred tax assets:
Current:
Reserves and allowances	$804	$722
Deferred rent	96	86
Inventory	261	295
Other	190	141
Noncurrent:
Stock-based compensation	7,174	8,657
Deferred rent	768	656
Financing obligation	201	219
Other	255	243
Gross deferred tax assets	$9,749	$11,019
Valuation allowance	(36)	(27)
Gross deferred tax assets, net of valuation allowance	$9,713	$10,992

Deferred tax liabilities:
Current:
Prepaid expenses	$(295)	$(301)
Other	(18)	(17)
Noncurrent:
Leased building	(216)	(234)
Excess of book over tax depreciation and amortization	(2,676)	(1,728)
Gross deferred tax liabilities	(3,205)	(2,280)
Net deferred tax assets	$6,508	$8,712

At December 29, 2013, the Company had foreign net operating loss carryforwards for income tax purposes of approximately $0.1 million. If not utilized the foreign net operating loss carryforwards will begin to expire in 2018.

The Company had a valuation allowance of $36,000 and $27,000 at December 29, 2013 and December 30, 2012, respectively. The valuation allowance relates to foreign net operating losses that would be realizable only upon the generation of future taxable income in the jurisdiction in which the losses were incurred.

Prepaid income taxes were $0.2 million at December 29, 2013. Income taxes payable were $2.7 million at December 30, 2012 and were included in accrued liabilities.

The Company has not provided for deferred taxes on unremitted earnings of subsidiaries outside the United States where such earnings are permanently reinvested. At December 29, 2013, unremitted earnings of foreign subsidiaries were $0.8 million. The amount of unrecognized deferred tax liability associated with these unremitted earnings is approximately $0.2 million. If these earnings were distributed in the form of dividends or otherwise, the Company would be subject to U.S. income taxes less an adjustment for applicable foreign tax credits.

The tax benefit realized for the tax deduction from stock-based compensation totaled $2.7 million, $0.6 million, and $1.8 million for the years ended December 29, 2013, December 30, 2012, and January 1, 2012, respectively.

As of December 29, 2013, the Company had $0.1 million of gross unrecognized tax benefits, all of which, if recognized, would affect the effective tax rate. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2010. The following table summarizes the gross unrecognized tax benefits activity for the fiscal years ended December 29, 2013, December 30, 2012 and January 1, 2012 (in thousands):

BLUE NILE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended
	December 29, 2013	December 30, 2012	January 1, 2012
Unrecognized tax benefits - beginning balance	$—	$—	$—
Increase related to current year tax positions	86	—	—
Unrecognized tax benefits - ending balance	$86	$—	$—

Note 10.	Income Per Share

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

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Year Ended
	December 29, 2013	December 30, 2012	January 1, 2012
Net income	$10,875	$8,392	$11,350
Weighted average common shares outstanding	12,540	13,204	14,182
Basic net income per share	$0.87	$0.64	$0.80
Dilutive effect of stock options and restricted stock units	220	223	493
Common stock and common stock equivalents	12,760	13,427	14,675
Diluted net income per share	$0.85	$0.63	$0.77

The following is a summary of the securities outstanding during the respective periods that have been excluded from the calculations because the effect on net income per share would have been antidilutive (in thousands):

	Year Ended
	December 29, 2013	December 30, 2012	January 1, 2012
Stock options	1,193	1,337	766

Note 11.	Segment and Geographic Information

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

The tables below represent information by geographic area (in thousands):

BLUE NILE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended
	December 29, 2013	December 30, 2012	January 1, 2012
Net sales to customers:
United States
Engagement	$255,832	$226,578	$186,243
Non-engagement	120,988	111,070	105,905
Total United States	376,820	337,648	292,148
Other countries
Engagement	58,958	49,932	44,942
Non-engagement	14,230	12,455	10,923
Total other countries	73,188	62,387	55,865
Total	$450,008	$400,035	$348,013

	Year Ended
	December 29, 2013	December 30, 2012	January 1, 2012
Long-lived assets (net book value):
United States	$10,026	$7,803	$8,254
Other countries	162	73	86
Total	$10,188	$7,876	$8,340

Note 12.	Selected Quarterly Financial Information (unaudited)

Summarized quarterly financial information for fiscal years 2013 and 2012 are as follows (in thousands, except per share data):

	Q1	Q2	Q3	Q4
2013 quarter:
Net sales	$97,111	$108,014	$98,925	$145,958
Gross profit	17,646	20,097	18,687	27,221
Net income	832	2,206	2,906	4,931
Basic net income per share	0.07	0.18	0.23	0.38
Diluted net income per share	0.07	0.17	0.23	0.38

	Q1	Q2	Q3	Q4
2012 quarter:
Net sales	$83,103	$90,981	$89,830	$136,121
Gross profit	15,278	17,191	16,930	25,659
Net income	154	1,578	1,741	4,919
Basic net income per share	0.01	0.11	0.14	0.39
Diluted net income per share	0.01	0.11	0.14	0.39

BLUE NILE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13.	Related Party Transactions

Mark Vadon, the Company's founder, owns a significant number of shares of zulily, Inc., (“zulily”). zulily is an online store offering daily sales of top quality apparel, gear and other products for moms, babies and kids. In addition, Michael Potter and Eric Carlborg, directors of Blue Nile, Inc., are members of zulily’s board of directors and have an ownership interest in zulily.

The Company did not sell any products to zulily during the fiscal year ended December 29, 2013. The Company sold products to zulily of approximately $9,800 and $65,000 in fiscal years ended December 30, 2012, and January 1, 2012, respectively. At December 30, 2012, the Company had receivables due from zulily of approximately $9,800 recorded in other accounts receivable in the consolidated balance sheet.

As set forth in Note 1, the Company has a minority ownership in two privately-held companies. The Company sold products to one entity for approximately $1.8 million for fiscal year ended December 29, 2013, $1.2 million for fiscal year ended December 30, 2012, and $1.0 million for fiscal year ended January 1, 2012 respectively. The Company had receivables due from this entity of approximately $0.8 million at December 29, 2013 and $0.2 million at December 30, 2012 recorded in trade accounts receivable in the consolidated balance sheets. The Company sold products to the other entity for approximately $0.1 million for the fiscal year ended December 29, 2013. The Company did not have any receivables due from this entity as of December 29, 2013.

Note 14.     Revolving Line of Credit
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
As of the December 29, 2013, the Company does not have any amounts outstanding under the Credit Agreement and is in compliance with the covenants of the Credit Agreement.

Note 15.	Subsequent Events

On February 21, 2014, the Company renewed its Credit Agreement with the Lender. The renewed Credit Agreement provides for a $40.0 million (the "New Credit Limit") unsecured, revolving credit facility (the "Renewed Revolving Loan") with a $10.0 million accordion option. Under the terms and conditions of the Credit Agreement, the Company may borrow from the Lender for one year with annual renewals at the Lender's discretion. The aggregate principal amounts outstanding at any one time shall not exceed the New Credit Limit. There is a $60,000 modification fee for the Renewed Revolving Loan. Interest on the advances is the daily reset LIBOR rate plus 1.65%.

The Renewed Revolving Loan also includes term-out provisions. The term-out provisions include the option to term out the outstanding line balance for a term of up to five years with full amortization. Outstanding term facilities will reduce availability on the revolving line of credit. The term out option will be subject to pro forma compliance with all covenants. Advances made for the purpose of repurchases of the Company’s common stock are required to be termed out at a minimum of $5.0 million. The Company also maintains the option to term out advances for other purposes in any increment. Interest on the termed out advances shall accrue interest on a fixed or floating basis rates predetermined by the Lender and Borrower.

Pursuant to the terms of the Credit Agreement, the Company must reduce the outstanding balance of the Renewed Revolving Loan to no more than zero for a minimum of 30 consecutive days annually. The Credit Agreement further provides that the Company maintain compliance with certain covenants, including, among other things: (1) maintenance by the Company of an IBD/EBITDA ratio of no more than 2.50 to 1; and (2) maintenance by the Company of a fixed charge coverage ratio equal to at least 1.25 to 1.

BLUE NILE, INC.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Revenue, Costs or Expenses	Deductions (A)	Balance at End of Period
		(In thousands)
Reserve for sales returns:
Year ended:
December 29, 2013	$1,367	$38,911	$(38,892)	$1,386
December 30, 2012	1,087	36,720	(36,440)	1,367
January 1, 2012	1,019	33,634	(33,566)	1,087
Reserve for fraud:
Year ended:
December 29, 2013	$128	$291	$(278)	$141
December 30, 2012	102	356	(330)	128
January 1, 2012	104	177	(179)	102
____________________

(A)	Deductions for sales returns and fraud consist of actual sales returns and credit card charge backs in each period.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Under the supervision and with the participation of our management, including the certifying officers, we assessed the effectiveness of our internal control over financial reporting as of December 29, 2013, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (1992). Based on this assessment, management has concluded that our internal control over financial reporting was effective at the “reasonable assurance” level as of December 29, 2013.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 29, 2013, as stated in their audit report below.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 29, 2013, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Blue Nile, Inc.
Seattle, Washington

We have audited the internal control over financial reporting of Blue Nile, Inc., and subsidiaries (the “Company”) as of December 29, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of effectiveness of the internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2013, based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 29, 2013 of the Company and our report dated February 24, 2014 expressed an unqualified opinion thereon.
/s/ Deloitte & Touche LLP
Seattle, Washington
February 24, 2014

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item relating to our executive officers will be contained in our Proxy Statement with respect to our 2014 Annual Meeting of Stockholders under the caption “Executive Officers” and is incorporated herein by reference. The information required by this Item relating to our directors and nominees, including information with respect to audit committee financial experts and our code of ethics, will be contained in our Proxy Statement with respect to our 2014 Annual Meeting of Stockholders under the caption “Election of Directors” and is incorporated herein by reference. The information required by this Item regarding compliance with Section 16(a) of the Securities Exchange Act will be contained in our Proxy Statement with respect to our 2014 Annual Meeting of Stockholders under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year.

Item 11.	Executive Compensation

The information required by this Item will be contained in our Proxy Statement with respect to our 2014 Annual Meeting of Stockholders under the captions “Compensation of Executive Officers,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Compensation of Directors,” and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be contained in our Proxy Statement with respect to our 2014 Annual Meeting of Stockholders under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be contained in our Proxy Statement with respect to our 2014 Annual Meeting of Stockholders under the captions “Transactions with Related Persons” and “Election of Directors” and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year.

Item 14.	Principal Accounting Fees and Services

The information required by this Item will be contained in our Proxy Statement with respect to our 2014 Annual Meeting of Stockholders under the caption “Ratification of Selection of Independent Auditors” and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
Index to Consolidated Financial Statements
a.  The following documents are filed as part of this Annual Report on Form 10-K:

		Page
1.	Financial Statements:
	Report of Independent Registered Public Accounting Firm	33
	Consolidated Balance Sheets, as of December 29, 2013 and December 30, 2012	34
	Consolidated Statements of Operations, for the fiscal years ended December 29, 2013, December 30, 2012 and January 1, 2012	35
	Consolidated Statements of Comprehensive Income, for the fiscal years ended December 29, 2013, December 30, 2012 and January 1, 2012	36
	Consolidated Statements of Changes in Stockholders’ Equity, for the fiscal years ended December 29, 2013, December 30, 2012 and January 1, 2012	37
	Consolidated Statements of Cash Flows, for the fiscal years ended December 29, 2013, December 30, 2012 and January 1, 2012	38
	Notes to Consolidated Financial Statements	40
2.	Financial Statement Schedule:
	Schedule II, Valuation and Qualifying Accounts	55
	All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
3.	Exhibits:
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

Date: February 24, 2014

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

By	/s/ Harvey Kanter	February 24, 2014
Harvey Kanter, Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)

By	/s/ David Binder	February 24, 2014
David Binder, Chief Financial Officer (Principal Financial Officer)

By	/s/ Chris Bruzzo	February 21, 2014
Chris Bruzzo, Director

By	/s/ W. Eric Carlborg	February 20, 2014
W. Eric Carlborg, Director

By	/s/ Scott Howe	February 21, 2014
Scott Howe, Director

By	/s/ Leslie Lane	February 20, 2014
Leslie Lane, Director

By	/s/ Mindy Meads	February 24, 2014
Mindy Meads, Director

By	/s/ Michael Potter	February 17, 2014
Michael Potter, Director

By	/s/ Steve Scheid	February 21, 2014
Steve Scheid, Director

By	/s/ Mary Alice Taylor	February 21, 2014
Mary Alice Taylor, Director

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference. Where an exhibit is incorporated by reference, the number in parentheses indicates the document to which cross-reference is made. See the end of this exhibit index for a listing of cross-reference documents.

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of Blue Nile, Inc.

3.2(2)	Amended and Restated Bylaws of Blue Nile, Inc.

4.1	Reference is made to Exhibits 3.1, and 3.2.

4.2(3)	Specimen Stock Certificate.

10.1.1(21)*	Blue Nile, Inc. Amended and Restated 1999 Equity Incentive Plan.

10.1.2(21)*	Form of Stock Option Agreement pursuant to the Blue Nile, Inc. 1999 Equity Incentive Plan.

10.2(10)*	Third Amended and Restated 2004 Non-Employee Directors’ Stock Option Plan.

10.3(21)*	Blue Nile, Inc. 2004 Employee Stock Purchase Plan.

10.4.1(11)*	Blue Nile, Inc. 2004 Equity Incentive Plan.

10.4.2(20)*	Form of Option Agreement pursuant to the 2004 Equity Incentive Plan.

10.4.3(20)*	Form of Stock Option Grant Notice-Employee pursuant to the 2004 Equity Incentive Plan.

10.4.4(20)*	Form of Stock Option Grant Notice-Non-Employee Director pursuant to the 2004 Equity Incentive Plan.

10.4.5(20)*	Form of Restricted Stock Unit Grant Notice-Employee under the Blue Nile, Inc. 2004 Equity Incentive Plan.

10.4.6(20)*	Form of Restricted Stock Unit Grant Notice-Non-Employee Director under the Blue Nile, Inc. 2004 Equity Incentive Plan.

10.4.7(20)*	Form of Restricted Unit Award Agreement under the Blue Nile, Inc. 2004 Equity Incentive Plan.

10.5.1(22)*	Blue Nile, Inc. 2013 Equity Incentive Plan.

10.5.2(23)*	Form of Option Agreement pursuant to the 2013 Equity Incentive Plan.

10.5.3(24)*	Form of Stock Option Grant Notice-Employee pursuant to the 2013 Equity Incentive Plan.

10.5.4(25)*	Form of Stock Option Grant Notice-Non-Employee Director pursuant to the 2013 Equity Incentive Plan.

10.5.5(26)*	Form of Restricted Stock Unit Grant Notice-Employee under the Blue Nile, Inc. 2013 Equity Incentive Plan.

10.5.6(27)*	Form of Restricted Stock Unit Grant Notice-Non-Employee Director under the Blue Nile, Inc. 2013 Equity Incentive Plan.

10.5.7(28)*	Form of Restricted Unit Award Agreement under the Blue Nile, Inc. 2013 Equity Incentive Plan.

10.6(13)	Lease Agreement, dated January 6, 2011, between Merrill Place LLC and the registrant.

10.6.1(11)	Lease, dated June 28, 2001, between Gull Industries, Inc. and the registrant.

10.6.2(11)	First Amendment to Lease, dated December 11, 2002 between Gull Industries, Inc. and the registrant.

10.6.3(11)	Second Amendment to Lease, dated November 15, 2003, between Gull Industries, Inc. and the registrant.

10.6.4(29)	First Amendment to Lease, dated April 1, 2012 between AGNM Merrill Place, LLC., and the registrant.

Exhibit Number	Description

10.6.5(30)	Second Amendment to Lease, dated November 14, 2012 between AGNM Merrill Place, LLC., and the registrant.

10.7(7)	Commercial lease, dated July 21, 2006, between Gull Industries, Inc. and the registrant.

10.7.1(8)	First Amendment to Commercial Lease, dated May 19, 2011 between 5901 Fourth LLC and the registrant.

10.8(6)*	Offer Letter with Harvey Kanter, dated March 2, 2012.

10.9(21)*	Offer Letter with Dwight Gaston, dated May 14, 1999.

10.10(9)*	Offer Letter with David Binder, dated June 30, 2011.

10.11(15)*	Offer Letter with Vijay Talwar, dated August 20, 2010.

10.12(16)*	Offer Letter with Julie Yoakum, dated June 7, 2012.

10.13(5)*	Blue Nile Inc. Indemnification Agreement.

10.14(17)*	Performance Bonus Plan.

10.15(12)*	Amended and Restated Change of Control Severance Plan.

10.16(19)	Credit Agreement Between Blue Nile, Inc. and U.S. Bank National Association dated February 11, 2013.

10.17(4)	Credit Agreement Between Blue Nile, Inc. and U.S. Bank National Association dated February 21, 2014.

10.18(18)*	Executive Cash Bonus Plan for Fiscal Year 2013.

10.19(20)*	2013 Compensation Program for Non-Employee Directors.

21.1(4)	Subsidiaries of the Registrant.

23.1(4)	Consent of Deloitte & Touche LLP.

24.1	Powers of Attorney of Officers and Directors signing this Annual Report on Form 10-K (see page 60).

31.1(4)	Certification of Principal Chief Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2(4)	Certification of Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1(14)	Certification of Principal Chief Executive Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2 (14)	Certification of Principal Financial Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
____________________

*	Denotes a management contract or compensatory plan, contract or agreement, in which the Company’s directors or executive officers may participate.

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

(11)
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

(13)
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

(15)
Previously filed as Exhibit 10.1 to Blue Nile, Inc.’s Quarterly Report on Form 10-Q (No. 000-50763) as filed with the Securities and Exchange Commission on November 9, 2010 and incorporated by reference herein.

(16)
Previously filed as Exhibit 10.5 to Blue Nile, Inc.’s Quarterly Report on Form 10-Q (No. 000-50763), as filed with the Securities and Exchange Commission on August 7, 2012 and incorporated by reference herein.

(17)
Previously filed as Exhibit 10.1 to Blue Nile Inc.'s Current Report on Form 8-K (No. 000-50763) as filed with the Securities and Exchange Commission on May 25, 2010 and incorporated by reference herein.

(18)
Previously filed as Exhibit 10.1 to Blue Nile, Inc.’s Current Report on Form 8-K (No. 000-50763), as filed with the Securities and Exchange Commission on February 8, 2013, and incorporated by reference herein.

(19)
Previously filed as Exhibit 10.1 to Blue Nile, Inc.’s Current Report on Form 8-K (No. 000-50763), as filed with the Securities and Exchange Commission on February 12, 2013, and incorporated by reference herein.

(20)
Previously filed as the like numbered exhibit to Blue Nile, Inc.'s Annual Report on Form 10-K (No. 000-50763), as filed with the Securities and Exchange Commission on February 25, 2013, and incorporated by reference herein.

(21)
Previously filed as the like numbered exhibit to Blue Nile, Inc.’s Registration Statement on Form S-1 (No. 333-113494) as filed with the Securities and Exchange Commission on March 11, 2004, and incorporated by reference herein.

(22)
Previously filed as Exhibit 99.1.1 to Blue Nile, Inc.’s Registration Statement on Form S-8 (No. 333-188740), as filed with the Securities and Exchange Commission on May 21, 2013, and incorporated by reference herein.

(23)
Previously filed as Exhibit 99.1.2 to Blue Nile, Inc.’s Registration Statement on Form S-8 (No. 333-188740), as filed with the Securities and Exchange Commission on May 21, 2013, and incorporated by reference herein.

(24)
Previously filed as Exhibit 99.1.3 to Blue Nile, Inc.’s Registration Statement on Form S-8 (No. 333-188740), as filed with the Securities and Exchange Commission on May 21, 2013, and incorporated by reference herein.

(25)
Previously filed as Exhibit 99.1.4 to Blue Nile, Inc.’s Registration Statement on Form S-8 (No. 333-188740), as filed with the Securities and Exchange Commission on May 21, 2013, and incorporated by reference herein.

(26)
Previously filed as Exhibit 99.1.5 to Blue Nile, Inc.’s Registration Statement on Form S-8 (No. 333-188740), as filed with the Securities and Exchange Commission on May 21, 2013, and incorporated by reference herein.

(27)
Previously filed as Exhibit 99.1.6 to Blue Nile, Inc.’s Registration Statement on Form S-8 (No. 333-188740), as filed with the Securities and Exchange Commission on May 21, 2013, and incorporated by reference herein.

(28)
Previously filed as Exhibit 99.1.7 to Blue Nile, Inc.’s Registration Statement on Form S-8 (No. 333-188740), as filed with the Securities and Exchange Commission on May 21, 2013, and incorporated by reference herein.

(29)
Previously filed as Exhibit 10.5.1 to Blue Nile, Inc.'s Annual Report on Form 10-K (No. 000-50763), as filed with the Securities and Exchange Commission on February 25, 2013, and incorporated by reference herein.

(30)
Previously filed as Exhibit 10.5.2 to Blue Nile, Inc.'s Annual Report on Form 10-K (No. 000-50763), as filed with the Securities and Exchange Commission on February 25, 2013, and incorporated by reference herein.