Form 10-Q
period 2014-03-30
BLUE NILE INC
filed 2014-05-06
CIK 1091171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________________________________
FORM 10-Q
 __________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2014
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of April 30, 2014, the registrant had 12,112,758 shares of common stock outstanding.

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

BLUE NILE, INC.

PART I. FINANCIAL INFORMATION
Item  1. Financial Statements
BLUE NILE, INC.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except par value)

	March 30, 2014	December 29, 2013	March 31, 2013

ASSETS
Current assets:
Cash and cash equivalents	$56,713	$115,942	$40,518
Trade accounts receivable	2,856	3,005	1,853
Other accounts receivable	255	521	745
Inventories	35,181	34,530	34,013
Deferred income taxes	711	1,038	749
Prepaid income taxes	627	247	—
Prepaids and other current assets	1,488	1,318	930
Total current assets	97,831	156,601	78,808
Property and equipment, net	9,945	10,188	7,800
Intangible assets, net	130	140	181
Deferred income taxes	5,526	5,470	8,044
Note receivable	2,000	2,000	2,000
Other investments	2,280	2,280	2,000
Other assets	241	246	119
Total assets	$117,953	$176,925	$98,952
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$81,876	$122,322	$74,547
Accrued liabilities	5,614	10,751	6,396
Current portion of long-term financing obligation	36	51	60
Current portion of deferred rent	281	279	246
Total current liabilities	87,807	133,403	81,249
Long-term financing obligation, less current portion	574	574	610
Deferred rent, less current portion	2,170	2,229	2,141
Other long-term liabilities	114	114	25
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, none issued and outstanding	—	—	—
Common stock, $0.001 par value; 300,000 shares authorized; 21,546, 21,480 and 20,765 shares issued, respectively, 12,522, 12,932 and 12,472 shares outstanding, respectively	22	22	21
Additional paid-in capital	225,399	223,261	198,691
Accumulated other comprehensive loss	(32)	(26)	(144)
Retained earnings	94,837	93,758	83,715
Treasury stock, at cost; 9,024, 8,548 and 8,293 shares outstanding, respectively	(292,938)	(276,410)	(267,356)
Total stockholders’ equity	27,288	40,605	14,927
Total liabilities and stockholders’ equity	$117,953	$176,925	$98,952
The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE NILE, INC.
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Quarter ended
	March 30, 2014	March 31, 2013
Net sales	$103,726	$97,111
Cost of sales	84,601	79,465
Gross profit	19,125	17,646
Selling, general and administrative expenses	17,517	16,488
Operating income	1,608	1,158
Other income, net:
Interest income, net	48	42
Other (loss) income, net	(2)	102
Total other income, net	46	144
Income before income taxes	1,654	1,302
Income tax expense	575	470
Net income	$1,079	$832
Basic net income per share	$0.08	$0.07
Diluted net income per share	$0.08	$0.07
The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE NILE, INC.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	Quarter ended
	March 30, 2014	March 31, 2013
Net income	$1,079	$832
Other comprehensive loss:
Foreign currency translation adjustments	(6)	(44)
Total comprehensive income	$1,073	$788
The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE NILE, INC.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount		Retained Earnings		Shares	Amount	Total Stockholders’ Equity
December 30, 2013	21,480	$22	$223,261	$93,758	$(26)	(8,548)	$(276,410)	$40,605
Net income				1,079				1,079
Other comprehensive loss					(6)			(6)
Tax benefit from exercise of stock options			103					103
Exercise of common stock options	51	—	1,084					1,084
Issuance of common stock to directors	1	—	20					20
Vesting of restricted stock units	19	—						—
Shares withheld related to net share settlement of RSUs	(5)		(177)					(177)
Stock-based compensation			1,108					1,108
Repurchase of common stock						(476)	(16,528)	(16,528)
Balance, March 30, 2014	21,546	$22	$225,399	$94,837	$(32)	(9,024)	$(292,938)	$27,288
The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE NILE, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Quarter ended
	March 30, 2014	March 31, 2013
Operating activities:
Net income	$1,079	$832
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	922	777
Stock-based compensation	1,101	1,184
Deferred income taxes	271	(81)
Tax benefit (deficiency) from exercise of stock options	103	(33)
Excess tax benefit from exercise of stock options	(155)	(14)
Changes in assets and liabilities:
Receivables	415	887
Inventories	(651)	(743)
Prepaid federal income taxes	(380)	—
Prepaid expenses and other assets	(165)	297
Accounts payable	(41,155)	(41,422)
Accrued liabilities	(5,137)	(6,043)
Deferred rent and other	(57)	(47)
Net cash used in operating activities	(43,809)	(44,406)
Investing activities:
Purchases of property and equipment	(628)	(911)
Net cash used in investing activities	(628)	(911)
Financing activities:
Repurchase of common stock	(15,836)	(1,379)
Proceeds from stock option exercises	1,084	219
Taxes paid for net share settlement of equity awards	(176)	—
Excess tax benefit from exercise of stock options	155	14
Principal payments under long-term financing obligation	(15)	(15)
Net cash used in financing activities	(14,788)	(1,161)
Effect of exchange rate changes on cash and cash equivalents	(4)	(21)
Net decrease in cash and cash equivalents	(59,229)	(46,499)
Cash and cash equivalents, beginning of period	115,942	87,017
Cash and cash equivalents, end of period	$56,713	$40,518

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$582	$2,895
Non-cash investing and financing activities:
Unsettled repurchases of common stock	$692	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

Blue Nile, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.	Description of Our Business and Summary of Significant Accounting Policies
The Company
Blue Nile, Inc. ("Blue Nile" or the “Company”, "we" or "our") is the leading online retailer of high-quality diamonds and fine jewelry. In addition to sales of diamonds and fine jewelry, the Company provides education, guidance and support to enable customers to more effectively learn about and purchase diamonds and fine jewelry. The Company, a Delaware corporation based in Seattle, Washington, was formed in March 1999. The Company serves consumers in over 40 countries and territories all over the world through its website at www.bluenile.com. Information found on the Company’s website is not incorporated by reference into this Quarterly Report on Form 10-Q or any of its other filings with the U.S. Securities and Exchange Commission (the “SEC”).
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 29, 2013, filed with the SEC on February 25, 2014 (the "Annual Report"). The same accounting policies are followed for preparing quarterly and annual financial statements. In the opinion of management, all adjustments necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods have been included and are of a normal, recurring nature.
The financial information as of December 29, 2013 is derived from the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended December 29, 2013, included in Item 8 of the Annual Report.
Due to a number of factors, including the seasonal nature of the retail industry and other factors described in this quarterly report, quarterly results are not necessarily indicative of the results for the full fiscal year or any other subsequent interim period.
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
Foreign Currency
The functional currency of most of the Company's subsidiaries is the applicable local currency. The assets and liabilities of our subsidiaries have been translated to U.S. dollars using the exchange rates effective on the balance sheet dates, while income and expense accounts are translated at the average rates in effect during the periods presented. The resulting translation adjustments are recorded as a component of other comprehensive income (loss) within stockholders' equity.

Blue Nile, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company offers customers the ability to transact in 24 currencies. Some of the Company’s subsidiaries engage in transactions denominated in currencies other than the Company’s functional currency. Gains or losses arising from these transactions are recorded in other income, net in the condensed consolidated statements of operations.
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
The Company holds a minority ownership in another privately-held company in the form of common stock and warrants, purchased for $280,000, which we account for under the cost method of accounting.
The Company reviews its investments for impairment when events and circumstances indicate that the decline in fair value of the assets below the carrying value is other-than-temporary. No other-than-temporary impairment charges were recorded for the quarter ended March 30, 2014.
Credit Agreement
On February 21, 2014, the Company renewed its Credit Agreement with U.S. Bank National Association (the "Lender"). The Credit Agreement provides for a $40.0 million (the "Credit Limit") unsecured, revolving credit facility (the "Revolving Loan") with an option to increase the Credit Limit to $50.0 million. Under the terms and conditions of the Credit Agreement, the Company may borrow from the Lender for one year with annual renewals at the Lender's discretion. The Company also has the ability to term out the outstanding line balance to a term of up to five years. The aggregate principal amounts outstanding at any one time shall not exceed the Credit Limit.
As of March 30, 2014, the Company does not have any amounts outstanding under the Credit Agreement and is in compliance with the covenants of the Credit Agreement.

Note 2.	Stock-based Compensation
As of March 30, 2014, the Company had five equity plans. Additional information regarding these plans is disclosed in the Annual Report.
Stock-based compensation expense, net of estimated forfeitures, is recognized on a straight-line basis over the vesting period for each stock option or restricted stock unit ("RSU") grant that is expected to vest at some point in the future. Forfeitures are estimated at the date of grant based on the Company's historical experience and future expectations.
The fair value of each stock option on the date of grant is estimated using the Black-Scholes-Merton option valuation model. The fair value of each RSU is based on the fair market value of the Company's common stock on the date of the grant.
The following weighted average assumptions were used for the valuation of stock options granted during the periods presented:

Blue Nile, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Quarter ended
	March 30, 2014	March 31, 2013
Expected term	4.5 years	4.5 years
Expected volatility	46.9%	57.1%
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	1.5%	0.9%
Estimated weighted average fair value per stock option granted	$13.38	$14.61
The assumptions used to calculate the fair value of stock options granted are evaluated and revised, if necessary, to reflect market conditions and the Company’s experience.
A summary of stock option activity for the quarter ended March 30, 2014 is as follows:

	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance, December 30, 2013	1,493	$41.93
Granted	70	33.25
Exercised	(51)	21.37
Canceled	(61)	41.08
Balance, March 30, 2014	1,451	$42.26	6.03	$2,221
Vested and expected to vest at March 30, 2014	1,405	$42.55	5.36	$2,148
Exercisable, March 30, 2014	1,067	$45.05	5.05	$1,650
A summary of RSU activity for the quarter ended March 30, 2014 is as follows:

	RSUs (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance, December 30, 2013	88	$31.01
Granted	69	33.65
Vested	(19)	33.46
Canceled	(12)	32.87
Balance, March 30, 2014	126	$31.91	1.81	$4,299
Vested and expected to vest at March 30, 2014	104	$39.44	1.70	$3,572

The aggregate intrinsic value in the tables above are before applicable income taxes and represent the amount recipients would have received if all stock options had been exercised or RSUs had been released on the last business day of the period indicated, based on the closing stock price of the Company's common stock on such date.

Blue Nile, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The total intrinsic value of stock options exercised during the quarter ended March 30, 2014 was $0.8 million. During the quarter ended March 30, 2014, the total fair value of stock options vested was $1.2 million. As of March 30, 2014, the Company had total unrecognized compensation costs related to unvested stock options and RSUs of $8.4 million, before income taxes. The Company expects to recognize this cost over a weighted average period of 2.4 years for the options and 3.4 years for the RSUs.

Note 3.	Inventories
Inventories are stated at cost and consist of the following (in thousands):

	March 30, 2014	December 29, 2013	March 31, 2013
Loose diamonds	$3,992	$3,321	$1,875
Fine jewelry and other	31,189	31,209	32,138
Total	$35,181	$34,530	$34,013

Note 4.	Net Income Per Share
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
The following tables set forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Quarter ended
	March 30, 2014	March 31, 2013
Net income	$1,079	$832
Weighted average common shares outstanding	12,800	12,482
Basic net income per share	$0.08	$0.07
Dilutive effect of stock options and RSUs	113	211
Common stock and common stock equivalents	12,913	12,693
Diluted net income per share	$0.08	$0.07
The Company excluded 886,586 and 1,309,700 stock option shares from the computation of diluted net income per share for the quarters ended March 30, 2014 and March 31, 2013, respectively, due to their antidilutive effect.
Note 5. Commitments and Contingencies
In the ordinary course of business, the Company may be subject from time to time to various proceedings, lawsuits, disputes or claims. In addition, the Company is regularly audited by various tax authorities. Although the Company cannot predict with assurance the outcome of any litigation or audit, it does not believe there are currently any such actions that, if resolved unfavorably, would have a material impact on the Company’s financial condition, results of operations or cash flows.

Blue Nile, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 6. Subsequent Events
Commercial Lease
On May 05, 2014 (the "Effective Date"), Blue Nile, Inc. (the “Company”), entered into the Third Amendment (the “Amendment”) to the Commercial Lease Agreement dated July 21, 2006 (the “Lease”) for its fulfillment center with 5901 Fourth LLC, successor in interest to Gull Industries, Inc. Pursuant to the terms of the Amendment, the Lease termination date is October 31, 2019 (the "Expiration Date"). The Company has the right to extend the term of the Lease beyond the Expiration Date for two periods of three years each in which periods the monthly rent will be based on "Fair Market Rent", as defined in the Amendment.
From the Effective Date through October 31, 2014, base monthly rent of approximately $17,039 will continue to be payable. From November 1, 2014 through the Expiration Date, base monthly rent payments will be as follows:

•	November 1, 2014 through October 31, 2016 will be approximately $17,588;

•	November 1, 2016 through October 31, 2017 will be approximately $17,863; and

•	November 1, 2017 through October 31, 2019 will be approximately $18,138.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
In order to increase our sales and market share, we are focused on accelerating the sales growth rate of our business through enhancements to our user experience, development of our engagement and non-engagement product lines, and expansion of our international operations.
The engagement product category includes gold or platinum engagement rings with a diamond center stone and loose diamonds. We believe that value is one of the most important drivers of engagement sales, and the current cost of diamonds is a significant factor to our growth rate. Generally, we purchase our diamonds on a real time basis from our suppliers when a customer places an order for a specific diamond. When the cost of diamonds is relatively steady or declines, we believe that our business benefits because we are able to immediately pass those lower costs on to consumers. Regardless of diamond pricing dynamics we will remain focused on 1) utilizing our aggressive retail pricing; 2) developing and expanding our product lines as well as deepening our supply chain; and 3) continuing to provide our customers with a compelling website experience across all devices in order to maintain our momentum, gain market share, and increase our value proposition compared to our competitors.
Our non-engagement product category includes rings, earrings, necklaces, pendants, bracelets, gifts and accessories containing precious metals, diamonds, gemstones or pearls. The total addressable market for the sale of non-engagement products is much greater than that for engagement, and we believe our brand is well positioned to gain market share. To further drive growth in our non-engagement category, we will continue to expand a refined assortment of wedding bands, diamond jewelry and fashion jewelry and utilize disruptive and innovative technology such as the Band Matcher enhanced visualization and adaptive website to provide our non-engagement consumers with a compelling shopping experience.

As part of our plan to expand our international business, we are extending our capabilities into markets with the highest potential for growth. We believe that the Asia-Pacific market, specifically Greater China, represents a significant long-term opportunity for us. We have and will continue to increase our investments in personnel, infrastructure, fulfillment capabilities, product selection, website and mobile experience, and marketing to drive growth and gain market share.
First Quarter of 2014 Summary of Results of Operations
We achieved first quarter net sales of $103.7 million, a 6.8% increase from the first quarter of 2013. Net sales increased across each of our three main categories - U.S. engagement net sales increased 8.0%, U.S. non-engagement net sales increased 7.6% and net sales of both engagement and non-engagement products in our international markets increased 1.9% from the first quarter of 2013. International net sales comprised 17.3% of our total net sales for the quarter. Our gross profit increased $1.5 million in the first quarter of 2014, an 8.4% increase compared to the first quarter of 2013. Net income per diluted share was $0.08 in the first quarter of 2014, compared to $0.07 for the first quarter of 2013.

Results of Operations
Comparison of the Quarter Ended March 30, 2014 to the Quarter Ended March 31, 2013
The following table presents our operating results for the quarters ended March 30, 2014 and March 31, 2013, including a comparison of the financial results for these periods (dollars in thousands, except per share data):

	Quarter ended
	March 30, 2014	March 31, 2013	$ Change	% Change
Net sales	$103,726	$97,111	$6,615	6.8%
Cost of sales	84,601	79,465	5,136	6.5%
Gross profit	19,125	17,646	1,479	8.4%
Selling, general and administrative expenses	17,517	16,488	1,029	6.2%
Operating income	1,608	1,158	450	38.9%
Other income, net:
Interest income	48	42	6	14.3%
Other income, net	(2)	102	(104)	(102.0)%
Total other income, net	46	144	(98)	(68.1)%
Income before income taxes	1,654	1,302	352	27.0%
Income tax expense	575	470	105	22.3%
Net income	$1,079	$832	$247	29.7%
Basic net income per share	$0.08	$0.07	$0.01	14.3%
Diluted net income per share	$0.08	$0.07	$0.01	14.3%
Net Sales
Net sales increased 6.8% during the first quarter of 2014 as compared with the first quarter of 2013, as a result of the execution of growth initiatives across our three main categories. The total net sales increase was due to an increase in average order value partially offset by a decrease in orders. The increase in average order value was driven by a shift in the mix of products we sell, specifically by a higher growth rate in the sale of engagement rings and loose diamonds.
Net sales in the U.S. increased 7.9% to $85.8 million for the first quarter of 2014, compared with $79.5 million in the same quarter last year. U.S. engagement net sales for the first quarter of 2014 increased 8.0% to $59.7 million, compared to $55.3 million for the first quarter of 2013. U.S. non-engagement net sales for the first quarter 2014 increased 7.6% to $26.1 million, compared to $24.2 million for the first quarter 2013.

International net sales increased 1.9% to $17.9 million from $17.6 million in the first quarter of 2014. Growth was particularly strong in Asia, offset by weaknesses in Canada and Australia due to unfavorable foreign currency exchange rates in these markets. Internally, we monitor our international sales performance on a non-GAAP basis which eliminates the positive or negative effects that result from translating currency from international sales into U.S. dollars (“constant exchange rate basis”). Changes in foreign exchange rates during the first quarter of 2014, compared to the rates in effect during the first quarter of 2013, had a negative impact of approximately 4.5% on international net sales. Excluding the impact of changes in foreign exchange rates, international net sales increased 6.4% for the first quarter of 2014 compared to the first quarter of 2013.

Gross Profit
Gross profit in the first quarter of 2014 increased 8.4% to $19.1 million from $17.6 million in the first quarter of 2013. The increase in gross profit resulted primarily from the growth in net sales. Gross profit as a percentage of net sales was 18.4% for the first quarter of 2014 and 18.2% for the first quarter of 2013. In the first quarter of 2014, sales of our engagement and non-engagement products grew at approximately the same rate. In the first quarter of 2014, sales of our engagement products equaled 71.6% of our total revenue versus 71.7% in the first quarter of 2013.
Costs for our products are impacted by prices for diamonds and precious metals including gold, platinum and silver, which rise and fall based upon global supply and demand dynamics. In making retail pricing decisions, we take into account fluctuations in the pricing of diamonds and precious metals, which in turn, affect the gross margin that we realize from such products. We expect that gross profit will continue to fluctuate in the future based on the mix of products we sell and our pricing decisions.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 6.2% to $17.5 million in the first quarter of 2014 compared to $16.5 million in the first quarter of 2013. Marketing and advertising costs increased $0.4 million in the first quarter of 2014, primarily due to increased spending on online marketing vehicles to drive traffic to our website, both domestically and internationally. Compensation and benefits expense increased $0.4 million due to increased headcount to support key business initiatives as well as increases in the compensation rates of our employees. Selling, general and administrative expenses as a percentage of net sales decreased to 16.9% in the first quarter of 2014 compared to 17.0% in the first quarter of 2013 as sales accelerated faster than selling, general and administrative expenses.
Operating Income
Operating income was $1.6 million in the first quarter of 2014 compared to $1.2 million in the first quarter of 2013. The increase in operating income is primarily due to the $1.5 million increase in gross margin partially offset by the $1.0 million increase in selling, general and administrative expenses.
Income Taxes
Our effective tax rate decreased to 34.8% in the first quarter of 2014 from 36.1% in the first quarter of 2013. The decrease is primarily due to the domestic production activities income tax benefit related to and recorded in the first quarter of 2014, which was not recorded in the first quarter of 2013.
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
As of March 30, 2014, we had working capital of $10.0 million, including cash and cash equivalents of $56.7 million and inventory of $35.2 million, offset by accounts payable of $81.9 million. Current levels of cash and cash equivalents reflect the seasonal pay down of accounts payable and the repurchase of shares of our common stock in the first quarter of 2014.
Net cash of $43.8 million was used in operating activities for the quarter ended March 30, 2014, compared to net cash used in operating activities of $44.4 million for the quarter ended March 31, 2013. The decrease in cash used for operating activities was attributable to a lower net payment of accounts payable and accrued liabilities in the current year. Net payment of accounts payable totaled $41.2 million for the quarter ended March 30, 2014 compared to $41.4 million for the quarter ended March 31, 2013. The net payment of accrued liabilities totaled $5.1 million for the quarter ended March 30, 2014 compared to $6.0 million for the quarter ended March 31, 2013. In the first quarter of each year, we generally have a significant pay down of our accounts payable balance built up during the previous year’s fourth quarter holiday season.
Net cash of $0.6 million and $0.9 million was used in investing activities for the quarters ended March 30, 2014 and March 31, 2013, respectively. In both years, cash used in investing activities was primarily the result of purchases of property and equipment, capitalized costs to develop our website and internal-use software to support our operations. Our capital needs are generally relatively low and include, without limitation, investments in technology and website enhancements, capital improvements to our leased warehouse and office facilities, and furniture and equipment.
Net cash used in financing activities for the quarter ended March 30, 2014 was $14.8 million, primarily related to the repurchase of common stock of $15.8 million partially offset by $1.1 million of proceeds from stock option exercises. Net cash used in financing activities for the quarter ended March 31, 2013 was $1.2 million, primarily related to repurchases of common stock of $1.4 million partially offset by proceeds from stock option exercises of $0.2 million.
On October 28, 2013, our board of directors authorized the repurchase of up to $100.0 million of our common stock during the 24-month period following such approval date under our buyback program. Since the repurchase authorization on October 28, 2013 through March 30, 2014, we have repurchased an aggregate of 476,144 shares for a total of $16.5 million. This left approximately $83.5 million under this repurchase authorization as of March 30, 2014.
Since the inception of the buyback program in the first quarter of 2005 through March 30, 2014, we have repurchased an aggregate of approximately 8.3 million shares for a total of $292.3 million. Our shares may be repurchased from time to time in open market transactions or in negotiated transactions off the market. The timing and amount of any shares repurchased is determined by our management based on their evaluation of market conditions and other factors, including our cash needs. Repurchases may also be made under a Rule 10b5-1 plan. We continually assess market conditions, our cash position, operating results, current forecasts and other factors when making decisions about stock repurchases.
For the fiscal year to date through May 5, 2014, we have repurchased a total of 922,059 shares of our common stock for $31.9 million.
On February 21, 2014, the Company renewed its Credit Agreement which provides for a $40.0 million Credit Limit under a Revolving Loan with an option to increase the Credit Limit to $50.0 million. We currently do not have any outstanding debt under the Credit Agreement. We believe that our current cash and cash equivalent balances, cash flow from operations and our ability to borrow under the Revolving Loan will be sufficient to meet our anticipated operating and capital expenditure needs for at least the next 12 months. However, projections of future cash needs and cash flows are subject to many factors and to uncertainty. We continually assess our capital structure and opportunities to obtain credit facilities, sell equity or debt securities, or undertake other transactions for strategic reasons or to further strengthen our financial position.

Contractual Obligations
There have been no material changes to our contractual obligations during the period covered by this report from those disclosed in our Annual Report on Form 10-K filed with the SEC on February 25, 2014.
Off-Balance Sheet Arrangements
As of March 30, 2014, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
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
The following table reconciles year-over-year international net sales percentage increases (decreases) from the GAAP sales measures to the non-GAAP constant exchange rate basis:

Quarter ended March 30, 2014	Year over year growth	Effect of foreign exchange movements	Year over year growth on constant exchange rate basis
International net sales	1.9%	(4.5)%	6.4%
Quarter ended March 31, 2013	Year over year growth	Effect of foreign exchange movements	Year over year growth on constant exchange rate basis
International net sales	24.8%	(1.1)%	25.9%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Our exposure to financial market risk results primarily from fluctuations in interest rates and foreign currency exchange rates. There have been no material changes to our market risks as disclosed in our Annual Report on Form 10-K for the year ended December 29, 2013.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
During the quarter ended March 30, 2014, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed by us in our periodic reports filed or submitted under the Exchange Act with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 30, 2014, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described under Part I, Item 1A “Risk Factors” included in our Annual Report on Form 10-K, as filed with the SEC on February 25, 2014.

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

For the quarter ended March 30, 2014, international net sales represented 17.3% of our total net sales. We continue to increase marketing and sales efforts and anticipate continuing to expand our international sales and operations in the future either by expanding local versions of our website for foreign markets, through acquisitions, investments or alliances with third parties, or through other means. Investments in foreign entities may be impaired and lose value, and this risk of loss is heightened by potential changes in the legal and regulatory environment in the international markets where these acquired businesses or joint ventures operate.

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

We have and plan to continue to opportunistically repurchase shares of our common stock. Since the inception of our stock repurchase program in the first quarter of 2005 through March 30, 2014, we have repurchased an aggregate of 8.3 million shares for a total of $292.3 million. On October 28, 2013, our board of directors authorized the renewal of the our stock repurchase program. We are authorized to repurchase up to $100.0 million of our common stock over the 24 months following the approval date.
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
Additionally, we allow customers to purchase our products in 24 currencies. This exposes us to foreign exchange rate fluctuations and we may record significant gains or losses as a result of such fluctuations. We price our diamonds based on costs denominated in U.S. dollars. Therefore, when the U.S. dollar strengthens, the retail prices of our products in international markets will become more expensive and sales may decline.

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
The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals, originating from the Democratic Republic of Congo (the "DRC") and adjoining countries. As a result, in August 2012 the SEC adopted annual disclosure and reporting requirements for those companies who use conflict minerals mined from the DRC and adjoining countries in their products. We performed due diligence efforts in fiscal 2013 and will continue these efforts to adhere with the disclosure requirements. There may be costs associated with complying with these disclosure requirements, including those that may be incurred in conducting due diligence procedures to determine the sources of conflict minerals used in our products and other potential changes to products, processes or sources of supply as a consequence of such verification activities. The implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in our products. As there may be only a limited number of suppliers offering conflict free conflict minerals, we cannot be sure that we will be able to obtain necessary conflict free conflict minerals from such suppliers in sufficient quantities or at competitive prices. Also, we may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we may implement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Below is a summary of stock repurchases during the quarter ended March 30, 2014.
Issuer Purchases of Equity Securities
(Dollars in thousands except per share amounts)

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs *

December 30, 2013 through January 26, 2014	—		—	$100,000
January 27, 2014 through February 23, 2014	262,986	$34.49	262,986	$90,929
February 24, 2014 through March 30, 2014	213,158	$34.99	213,158	$83,472

Total shares purchased	476,144		476,144

*
On October 28, 2013, our board of directors authorized the renewal of our stock repurchase program. Under this renewed program, we are authorized to repurchase up to $100.0 million of our common stock over the 24 months following the approval date. As of March 30, 2014, approximately $83.5 million remained under the repurchase authorization. The shares may be repurchased from time to time in open market transactions or in negotiated transactions off the market. Our management determines the timing and amount of any shares repurchased based on their evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws.

Item 6.	Exhibits
See exhibits listed under the Exhibit Index on page 35.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUE NILE, INC.
Registrant

Dated: May 6, 2014	/s/ David Binder
David Binder
Chief Financial Officer and Chief Administrative Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1 (1)	Amended and Restated Certificate of Incorporation of Blue Nile, Inc.
3.2 (2)	Amended and Restated Bylaws of Blue Nile, Inc.
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2 (3)	Specimen Stock Certificate.
10.1 (4)	Credit Agreement Between Blue Nile, Inc. and U.S. Bank National Association dated February 21, 2014.
10.2 (5)	Severance Agreement between Blue Nile, Inc. and Vijay Talwar, dated March 5, 2014.
10.3 (6)*	Executive Cash Bonus Plan for Fiscal Year 2014.
10.4 (7)	Third Amendment to Lease, dated May 5, 2014, between 5901 Fourth LLC and the registrant.
31.1 (7)	Certification of Chief Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2 (7)	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1 (7)**	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
32.2 (7)**	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Denotes a management contract or compensatory plan, contract or agreement, in which the Company’s directors or executive officers may participate.

* * The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Blue Nile, Inc. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

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

(4)
Previously filed as Exhibit 10.17 to Blue Nile, Inc.’s Form 10-K for the annual period ended December 29, 2013 (No. 000-50763), as filed with the Securities and Exchange Commission on February 25, 2014, and incorporated by reference herein.

(5)
Previously filed as Exhibit 10.1 to Blue Nile Inc.'s Current Report on Form 8-K (No. 000-50763) as filed with the Securities and Exchange Commission on March 18, 2014 and incorporated by reference herein.

(6)
Previously filed as Exhibit 10.1 to Blue Nile Inc.'s Current Report on Form 8-K (No. 000-50763) as filed with the Securities and Exchange Commission on March 26, 2014 and incorporated by reference herein.

(7)	Filed herewith.