Form 10-Q
period 2014-06-29
BLUE NILE INC
filed 2014-08-07
CIK 1091171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________________________________
FORM 10-Q
 __________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2014
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of August 1, 2014, the registrant had 11,837,200 shares of common stock outstanding.

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

BLUE NILE, INC.

PART I. FINANCIAL INFORMATION
Item  1. Financial Statements
BLUE NILE, INC.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except par value)

	June 29, 2014	December 29, 2013	June 30, 2013

ASSETS
Current assets:
Cash and cash equivalents	$39,519	$115,942	$47,314
Trade accounts receivable	1,380	3,005	2,544
Other accounts receivable	481	521	830
Inventories	32,149	34,530	31,561
Deferred income taxes	588	1,038	722
Prepaid income taxes	—	247	—
Prepaids and other current assets	1,673	1,318	1,294
Total current assets	75,790	156,601	84,265
Property and equipment, net	10,026	10,188	8,361
Intangible assets, net	119	140	166
Deferred income taxes	4,001	5,470	8,308
Note receivable	2,000	2,000	2,000
Other investments	2,280	2,280	2,000
Other assets	240	246	197
Total assets	$94,456	$176,925	$105,297
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$77,125	$122,322	$77,664
Accrued liabilities	6,452	10,751	8,032
Current portion of long-term financing obligation	32	51	60
Current portion of deferred rent	273	279	282
Total current liabilities	83,882	133,403	86,038
Long-term financing obligation, less current portion	505	574	595
Deferred rent, less current portion	2,119	2,229	2,344
Other long-term liabilities	115	114	26
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, none issued and outstanding	—	—	—
Common stock, $0.001 par value; 300,000 shares authorized; 21,593, 21,480 and 20,778 shares issued, respectively, 11,894, 12,932 and 12,407 shares outstanding, respectively	22	22	21
Additional paid-in capital	225,964	223,261	200,321
Accumulated other comprehensive loss	(45)	(26)	(111)
Retained earnings	97,008	93,758	85,921
Treasury stock, at cost; 9,699, 8,548 and 8,371 shares outstanding, respectively	(315,114)	(276,410)	(269,858)
Total stockholders’ equity	7,835	40,605	16,294
Total liabilities and stockholders’ equity	$94,456	$176,925	$105,297
The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE NILE, INC.
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Quarter ended		Year to date ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Net sales	$106,571	$108,014	$210,297	$205,125
Cost of sales	86,404	87,917	171,005	167,382
Gross profit	20,167	20,097	39,292	37,743
Selling, general and administrative expenses	16,980	16,685	34,497	33,173
Operating income	3,187	3,412	4,795	4,570
Other income, net:
Interest income, net	24	22	72	64
Other income, net	36	38	34	140
Total other income, net	60	60	106	204
Income before income taxes	3,247	3,472	4,901	4,774
Income tax expense	1,076	1,266	1,651	1,736
Net income	$2,171	$2,206	$3,250	$3,038
Basic net income per share	$0.18	$0.18	$0.26	$0.24
Diluted net income per share	$0.18	$0.17	$0.26	$0.24
The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE NILE, INC.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	Quarter ended		Year to date ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Net income	$2,171	$2,206	$3,250	$3,038
Other comprehensive (loss) income:
Foreign currency translation adjustments	(13)	33	(19)	(11)
Total comprehensive income	$2,158	$2,239	$3,231	$3,027
The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE NILE, INC.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount		Retained Earnings		Shares	Amount	Total Stockholders’ Equity
December 30, 2013	21,480	$22	$223,261	$93,758	$(26)	(8,548)	$(276,410)	$40,605
Net income				3,250				3,250
Other comprehensive loss					(19)			(19)
Tax deficiency from exercise of stock options			(1,609)					(1,609)
Exercise of common stock options	92	—	2,255					2,255
Issuance of common stock to directors	1	—	40					40
Vesting of restricted stock units	26	—						—
Shares withheld related to net share settlement of equity awards	(6)		(214)					(214)
Stock-based compensation			2,231					2,231
Repurchase of common stock						(1,151)	(38,704)	(38,704)
Balance, June 29, 2014	21,593	$22	$225,964	$97,008	$(45)	(9,699)	$(315,114)	$7,835
The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE NILE, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Year to date ended
	June 29, 2014	June 30, 2013
Operating activities:
Net income	$3,250	$3,038
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,819	1,568
Stock-based compensation	2,223	2,491
Deferred income taxes	1,919	(318)
Tax deficiency from exercise of stock options	(1,609)	(12)
Excess tax benefit from exercise of stock options	(173)	(39)
Changes in assets and liabilities:
Receivables	1,665	111
Inventories	2,381	1,709
Prepaid federal income taxes	247	—
Prepaid expenses and other assets	(349)	(145)
Accounts payable	(45,720)	(38,268)
Accrued liabilities	(4,299)	(4,407)
Other long term liabilities	1	1
Deferred rent and other	(116)	192
Net cash used in operating activities	(38,761)	(34,079)
Investing activities:
Purchases of property and equipment	(1,565)	(2,201)
Net cash used in investing activities	(1,565)	(2,201)
Financing activities:
Repurchase of common stock	(38,212)	(3,881)
Proceeds from stock option exercises	2,255	477
Taxes paid for net share settlement of equity awards	(214)	—
Excess tax benefit from exercise of stock options	173	39
Principal payments under long-term financing obligation	(88)	(30)
Net cash used in financing activities	(36,086)	(3,395)
Effect of exchange rate changes on cash and cash equivalents	(11)	(28)
Net decrease in cash and cash equivalents	(76,423)	(39,703)
Cash and cash equivalents, beginning of period	115,942	87,017
Cash and cash equivalents, end of period	$39,519	$47,314

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$992	$3,970
Non-cash investing and financing activities:
Unsettled repurchases of common stock	$492	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

Blue Nile, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.	Description of Our Business and Summary of Significant Accounting Policies
The Company
Blue Nile, Inc. ("Blue Nile", the “Company”, "we" or "our") is a leading online retailer of high-quality diamonds and fine jewelry. In addition to sales of diamonds and fine jewelry, the Company provides education, guidance and support to enable customers to more effectively learn about and purchase diamonds and fine jewelry. The Company, a Delaware corporation based in Seattle, Washington, was formed in March 1999. The Company serves consumers in over 40 countries and territories all over the world through its website at www.bluenile.com. Information found on the Company’s website is not incorporated by reference into this Quarterly Report on Form 10-Q or any of its other filings with the U.S. Securities and Exchange Commission (the “SEC”).
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
The Company reviews its investments for impairment when events and circumstances indicate that the decline in fair value of the assets below the carrying value is other-than-temporary. No other-than-temporary impairment charges were recorded for the year to date ended June 29, 2014.
Credit Agreement
On February 21, 2014, the Company renewed its Credit Agreement (the "Credit Agreement") with U.S. Bank National Association (the "Lender"). The Credit Agreement provides for a $40.0 million (the "Credit Limit") unsecured, revolving credit facility (the "Revolving Loan") with an option to increase the Credit Limit to $50.0 million. Under the terms and conditions of the Credit Agreement, the Company may borrow from the Lender for one year with annual renewals at the Lender's discretion. The Company also has the ability to term out the outstanding line balance to a term of up to five years. The aggregate principal amounts outstanding at any one time shall not exceed the Credit Limit.
As of June 29, 2014, the Company does not have any amounts outstanding under the Credit Agreement and is in compliance with the covenants of the Credit Agreement.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers (Topic 606)” which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. Early adoption is not permitted. ASU 2014-09 is effective for the Company in the first quarter of its fiscal year 2017. The Company is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

Note 2.	Stock-based Compensation
As of June 29, 2014, the Company had five equity plans. Additional information regarding these plans is disclosed in the Annual Report.
Stock-based compensation expense, net of estimated forfeitures, is recognized on a straight-line basis over the vesting period for each stock option or restricted stock unit ("RSU") grant that is expected to vest at some point in

Blue Nile, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

the future. Forfeitures are estimated at the date of grant based on the Company's historical experience and future expectations.
The fair value of each stock option on the date of grant is estimated using the Black-Scholes-Merton option valuation model. The fair value of each RSU is based on the Fair Market Value (as defined in the 2013 Equity Incentive Plan) of the Company's common stock on the date of the grant.
The following weighted average assumptions were used for the valuation of stock options granted during the periods presented:

	Quarter ended		Year to date ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Expected term	4.5 years	4.5 years	4.5 years	4.5 years
Expected volatility	46.8%	54.0%	46.9%	56.9%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	1.6%	0.8%	1.5%	0.9%
Estimated weighted average fair value per stock option granted	$12.44	$15.54	$13.28	$14.68
The assumptions used to calculate the fair value of stock options granted are evaluated and revised, if necessary, to reflect market conditions and the Company’s experience.
A summary of stock option activity for the year to date ended June 29, 2014 is as follows:

	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance, December 30, 2013	1,493	$41.93
Granted	79	33.00
Exercised	(92)	24.42
Canceled	(257)	54.40
Balance, June 29, 2014	1,223	$40.05	6.06	$363
Vested and expected to vest at June 29, 2014	1,183	$40.27	5.98	$363
Exercisable, June 29, 2014	874	$42.40	5.18	$361
A summary of RSU activity for the year to date ended June 29, 2014 is as follows:

	RSUs (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance, December 30, 2013	88	$31.01
Granted	88	33.08
Vested	(26)	32.72
Canceled	(20)	32.77
Balance, June 29, 2014	130	$31.80	1.58	$3,623
Vested and expected to vest at June 29, 2014	111	$38.12	1.44	$3,091

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

The total intrinsic value of stock options exercised during the year to date ended June 29, 2014 was $1.0 million. During the year to date ended June 29, 2014, the total fair value of stock options vested was $1.8 million. As of June 29, 2014, the Company had total unrecognized compensation costs related to unvested stock options and RSUs of $7.8 million, before income taxes. The Company expects to recognize this cost over a weighted average period of 2.2 years for the options and 3.0 years for the RSUs.

Note 3.	Inventories
Inventories are stated at cost and consist of the following (in thousands):

	June 29, 2014	December 29, 2013	June 30, 2013
Loose diamonds	$3,322	$3,321	$2,360
Fine jewelry and other	28,827	31,209	29,201
Total	$32,149	$34,530	$31,561

Note 4.	Net Income Per Share
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
The following tables set forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Quarter ended		Year to date ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Net income	$2,171	$2,206	$3,250	$3,038
Weighted average common shares outstanding	12,099	12,411	12,450	12,447
Basic net income per share	$0.18	$0.18	$0.26	$0.24
Dilutive effect of stock options and RSUs	40	217	82	213
Common stock and common stock equivalents	12,139	12,628	12,532	12,660
Diluted net income per share	$0.18	$0.17	$0.26	$0.24
For the quarter and year to date ended June 29, 2014, the Company excluded 1,080,994 and 993,930 stock option shares, respectively, from the computation of diluted net income per share due to their antidilutive effect. For the quarter and year to date ended June 30, 2013, the Company excluded 1,326,354 and 1,318,027 stock option shares, respectively, from the computation of diluted net income per share due to their antidilutive effect.
Note 5. Commitments and Contingencies
In the ordinary course of business, the Company may be subject from time to time to various proceedings, lawsuits, disputes or claims. In addition, the Company is regularly audited by various tax authorities. Although the

Blue Nile, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Company cannot predict with assurance the outcome of any litigation or audit, it does not believe there are currently any such actions that, if resolved unfavorably, would have a material impact on the Company’s financial condition, results of operations or cash flows.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our consolidated financial statements and the related notes contained elsewhere in this Quarterly Report on Form 10-Q and our Annual Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in “Risk Factors.”
Management Overview
Blue Nile is a leading online retailer of high-quality diamonds and fine jewelry. We offer our products for sale through the Blue Nile website in over 40 countries and territories throughout the world. Our primary focus is on growing our business by providing unparalleled quality, selection and value to consumers and delivering exceptional customer service. Our online business model allows us to avoid many of the costs that are typically incurred by physical retail stores. As a result, we are able to realize lower gross profit margins while remaining profitable.
In order to increase our sales and market share, we are focused on accelerating the sales growth rate of our business through enhancements to our user experience, development of our engagement and non-engagement product lines, and expansion of our international operations. We are also focused on increasing the value proposition that we deliver to our consumers by utilizing more aggressive retail pricing and deepening our supply chain.
The engagement product category includes gold or platinum engagement rings with a diamond center stone and loose diamonds. We believe that value is one of the most important drivers of engagement sales, and the current cost of diamonds is a significant factor to our growth rate. Generally, we purchase our diamonds on a real time basis from our suppliers when a customer places an order for a specific diamond. When the cost of diamonds is relatively steady or declines, we believe that our business benefits because we are able to immediately pass those lower costs on to consumers. In periods of rapidly rising diamond costs, the value that we are able to provide to customers and/or our gross margin may decrease compared to brick and mortar retail competitors with inventory that was purchased prior to price increases. Regardless of diamond pricing dynamics we will remain focused on utilizing our aggressive retail pricing, developing and expanding our product lines as well as deepening our supply chain, and continuing to provide our customers with a compelling website experience across all devices.
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
As part of our plan to expand our international business, we are extending our capabilities into markets with the highest potential for growth. We believe that the Asia-Pacific market, specifically Greater China, represents a significant long-term opportunity for us. We have and will continue to increase our investments in personnel, infrastructure, fulfillment capabilities, product selection, marketing and enhancing the user experience to drive growth and gain market share.
Second Quarter of 2014 Summary of Results of Operations

We achieved second quarter net sales of $106.6 million, a 1.3% decrease from the second quarter of 2013. U.S. engagement net sales decreased 4.6%, U.S. non-engagement net sales increased 2.6% and net sales of both engagement and non-engagement products in our international markets increased 4.8% from the second quarter of 2013.
International net sales comprised 16.8% of our total net sales for the quarter. Our gross profit increased $0.1 million in the second quarter of 2014, a 0.4% increase compared to the second quarter of 2013. Net income per diluted share was $0.18 in the second quarter of 2014, compared to $0.17 for the second quarter of 2013.
We believe that our financial results for the second quarter of 2014 were negatively impacted by volatility in cost of diamonds during the first half of 2014.

Results of Operations
Comparison of the Quarter Ended June 29, 2014 to the Quarter Ended June 30, 2013
The following table presents our operating results for the quarters ended June 29, 2014 and June 30, 2013, including a comparison of the financial results for these periods (dollars in thousands, except per share data):

	Quarter ended
	June 29, 2014	June 30, 2013	$ Change	% Change
Net sales	$106,571	$108,014	$(1,443)	(1.3)%
Cost of sales	86,404	87,917	(1,513)	(1.7)%
Gross profit	20,167	20,097	70	0.4%
Selling, general and administrative expenses	16,980	16,685	295	1.8%
Operating income	3,187	3,412	(225)	(6.6)%
Other income, net:
Interest income, net	24	22	2	9.1%
Other income, net	36	38	(2)	(5.3)%
Total other income, net	60	60	—	—%
Income before income taxes	3,247	3,472	(225)	(6.5)%
Income tax expense	1,076	1,266	(190)	(15.0)%
Net income	$2,171	$2,206	$(35)	(1.6)%
Basic net income per share	$0.18	$0.18	$—	—%
Diluted net income per share	$0.18	$0.17	$0.01	5.9%
Net Sales
Net sales decreased 1.3% during the second quarter of 2014 as compared with the second quarter of 2013. The total net sales decrease was due to a decrease in orders partially offset by a slight increase in average order value.
Net sales in the U.S. decreased 2.5% to $88.6 million for the second quarter of 2014, compared with $90.9 million in the same quarter last year. U.S. engagement net sales for the second quarter of 2014 decreased 4.6% to $60.9 million, compared to $63.9 million for the second quarter of 2013. U.S. engagement net sales decreased primarily as a result of diamond price volatility during the second quarter of 2014. U.S. non-engagement net sales for the second quarter 2014 increased 2.6% to $27.7 million, compared to $27.0 million for the second quarter 2013.

International net sales increased 4.8% to $18.0 million in the second quarter of 2014 from $17.1 million in the second quarter of 2013. Growth was particularly strong in Asia, offset by weaknesses in Canada and Australia due to unfavorable foreign currency exchange rates in these markets. Internally, we monitor our international sales performance on a non-GAAP basis which eliminates the positive or negative effects that result from translating currency from international sales into U.S. dollars (“constant exchange rate basis”). Changes in foreign exchange rates during the second quarter of 2014, compared to the rates in effect during the second quarter of 2013, had a negative impact of approximately 1.9% on international net sales. Excluding the impact of changes in foreign exchange rates, international net sales increased 6.7% for the second quarter of 2014 compared to the second quarter of 2013.
Gross Profit
Gross profit in the second quarter of 2014 increased 0.4% to $20.2 million from $20.1 million in the second quarter of 2013. Gross margin was 18.9% for the second quarter of 2014 and 18.6% for the second quarter of 2013. The increase in gross profit and gross margin resulted primarily from changes in our product mix to a higher proportion of non-engagement products in the second quarter of 2014. Our non-engagement products provide higher gross margin than our engagement products. In the second quarter of 2014, sales of our engagement products equaled 70.7% of our total revenue versus 71.9% in the second quarter of 2013.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 1.8% to $17.0 million in the second quarter of 2014 compared to $16.7 million in the second quarter of 2013. Compensation and benefits expense increased $0.4 million due to increased headcount to support key business initiatives as well as increases in the compensation rates of our employees. Depreciation expense related to additional assets added approximately $0.1 million to expenses. These expense increases were partially offset by a decrease of approximately $0.2 million in stock-based compensation expense primarily due to a lower number of options outstanding at lower option fair values in the second quarter of 2014. Selling, general and administrative expenses as a percentage of net sales increased to 15.9% in the second quarter of 2014 compared to 15.4% in the second quarter of 2013 as selling, general and administrative expenses accelerated faster than sales.
Operating Income
Operating income was $3.2 million in the second quarter of 2014 compared to $3.4 million in the second quarter of 2013. The decrease in operating income is primarily due to the $0.3 million increase in selling, general and administrative expenses partially offset by the $0.1 million increase in gross profit.
Income Taxes
Our effective tax rate decreased to 33.1% in the second quarter of 2014 from 36.5% in the second quarter of 2013. The decrease is primarily due to the domestic production activities income tax benefit related to and recorded in the second quarter of 2014, which was not recorded in the second quarter of 2013.

Comparison of the Year to Date Ended June 29, 2014 to the Year to Date Ended June 30, 2013
The following table presents our operating results for the years to date ended June 29, 2014 and June 30, 2013, including a comparison of the financial results for these periods (dollars in thousands, except per share data):

	Year to date ended
	June 29, 2014	June 30, 2013	$ Change	% Change
Net sales	$210,297	$205,125	$5,172	2.5%
Cost of sales	171,005	167,382	3,623	2.2%
Gross profit	39,292	37,743	1,549	4.1%
Selling, general and administrative expenses	34,497	33,173	1,324	4.0%
Operating income	4,795	4,570	225	4.9%
Other income, net:
Interest income, net	72	64	8	12.5%
Other income, net	34	140	(106)	(75.7)%
Total other income, net	106	204	(98)	(48.0)%
Income before income taxes	4,901	4,774	127	2.7%
Income tax expense	1,651	1,736	(85)	(4.9)%
Net income	$3,250	$3,038	$212	7.0%
Basic net income per share	$0.26	$0.24	$0.02	8.3%
Diluted net income per share	$0.26	$0.24	$0.02	8.3%
Net Sales
Net sales increased 2.5% during the year to date ended June 29, 2014, compared with the year to date ended June 30, 2013, due primarily to an increase in the average shipment value partially offset by a decrease in the number of orders shipped. Net sales in the U.S. increased 2.3% to $174.4 million during the year to date ended June 29, 2014, compared with $170.4 million during the year to date ended June 30, 2013. U.S. engagement net sales for the year to date ended June 29, 2014 increased to $120.6 million from $119.2 million for the year to date ended June 30, 2013. U.S. non-engagement net sales for the year to date ended June 29, 2014 increased to $53.8 million, compared to $51.2 million for the year to date ended June 30, 2013.
International net sales increased 3.5% in the year to date ended June 29, 2014 to $35.9 million, from $34.7 million in the year to date ended June 30, 2013. Foreign exchange rates during the year to date ended June 29, 2014, compared to the rates in effect during the year to date ended June 30, 2013, had a negative impact of approximately 3.1% on international net sales. Excluding the impact of changes in foreign exchange rates, international net sales increased 6.6% in the year to date ended June 29, 2014 compared to the year to date ended June 30, 2013.
Gross Profit
Gross profit increased $1.5 million to $39.3 million in the year to date ended June 29, 2014 compared to $37.7 million in the year to date ended June 30, 2013. The increase in gross profit resulted primarily from an increase in net sales. Gross margin was 18.7% in the year to date ended June 29, 2014 as compared to 18.4% in the year to date ended June 30, 2013. This percentage increase was primarily due to product mix. Engagement net sales was 71.1% of our total year to date revenue versus 71.8% in the prior year.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 4.0% to $34.5 million in the year to date ended June 29, 2014 compared to $33.2 million in the year to date ended June 30, 2013. Compensation and benefits expense increased $0.8 million due to increased headcount to support key business initiatives and higher compensation rates of our employees. Marketing and advertising costs increased $0.3 million, primarily due to increased spending on online marketing vehicles and other marketing efforts to drive traffic to our website, both domestically and internationally. Credit card interchange and payment processing fees increased approximately $0.1 million due to higher sales volumes and rates. As a percentage of net sales, selling, general and administrative expenses were 16.4% in the year to date ended June 29, 2014, as compared to 16.2% in the year to date ended June 30, 2013 as selling, general and administrative expenses accelerated faster than sales.
Operating Income
Operating income increased 4.9% to $4.8 million in the year to date ended June 29, 2014 compared to $4.6 million in the year to date ended June 30, 2013. The increase in operating income for the year to date ended June 29, 2014 was due to an increase in gross profit partially offset by an increase in selling, general and administrative expenses.
Income Taxes
Our effective tax rate decreased to 33.7% in the year to date ended June 29, 2014 from 36.4% in the year to date ended June 30, 2013. The decrease is primarily due to the domestic production activities income tax benefit related to and recorded in the year to date ended June 29, 2014, which was not recorded in the year to date ended June 30, 2013.
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
As of June 29, 2014, we had a working capital deficiency of $8.1 million, including cash and cash equivalents of $39.5 million and inventory of $32.1 million, offset by accounts payable of $77.1 million. Current levels of cash and cash equivalents reflect the seasonal pay down of accounts payable and the repurchase of shares of our common stock in the year to date ended June 29, 2014.
Net cash of $38.8 million was used in operating activities for the year to date ended June 29, 2014, compared to net cash used in operating activities of $34.1 million for the year to date ended June 30, 2013. The increase in cash used for operating activities was primarily attributable to a higher net payment of accounts payable in the current year. Net payment of accounts payable totaled $45.7 million for the year to date ended June 29, 2014 compared to $38.3 million for the year to date ended June 30, 2013. In the first quarter of each year, we generally have a significant pay down of our accounts payable balance built up during the previous year’s fourth quarter holiday season. This was partially offset by cash provided by deferred income taxes of $1.9 million primarily due to the expiration and cancellation of former employee's underwater options.
Net cash of $1.6 million and $2.2 million was used in investing activities for the year to date periods ended June 29, 2014 and June 30, 2013, respectively. In both years, cash used in investing activities was primarily the result of purchases of property and equipment which includes capitalized costs to develop our website and internal-use software to support our operations. Our capital needs are generally relatively low and include, without limitation, investments in technology and website enhancements, capital improvements to our leased warehouse and office facilities, and furniture and equipment.
Net cash used in financing activities for the year to date ended June 29, 2014 was $36.1 million, primarily related to the repurchase of common stock of $38.2 million partially offset by $2.3 million of proceeds from stock option exercises. Net cash used in financing activities for the year to date ended June 30, 2013 was $3.4 million, primarily related to repurchases of common stock of $3.9 million partially offset by proceeds from stock option exercises of $0.5 million.
On October 28, 2013, our board of directors authorized the repurchase of up to $100.0 million of our common stock during the 24-month period following such approval date under our buyback program. Since the repurchase authorization on October 28, 2013 through June 29, 2014, we have repurchased an aggregate of 1,150,715 shares for a total of $38.7 million. This left approximately $61.3 million under this repurchase authorization as of June 29, 2014.
Since the inception of the buyback program in the first quarter of 2005 through June 29, 2014, we have repurchased an aggregate of approximately 8.9 million shares for a total of $314.5 million. Our shares may be repurchased from time to time in open market transactions or in negotiated transactions off the market. The timing and amount of any shares repurchased is determined by our management based on their evaluation of market conditions and other factors, including our cash needs. Repurchases may also be made under a Rule 10b5-1 plan. We continually assess market conditions, our cash position, operating results, current forecasts and other factors when making decisions about stock repurchases.
For the fiscal year to date through August 6, 2014, we have repurchased a total of 1,208,147 shares of our common stock for $40.3 million.
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
Off-Balance Sheet Arrangements
As of June 29, 2014, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
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
The following table reconciles year-over-year international net sales percentage increases (decreases) from the GAAP sales measures to the non-GAAP constant exchange rate basis:

Quarter ended June 29, 2014	Year over year growth	Effect of foreign exchange movements	Year over year growth on constant exchange rate basis
International net sales	4.8%	(1.9)%	6.7%
Quarter ended June 30, 2013	Year over year growth	Effect of foreign exchange movements	Year over year growth on constant exchange rate basis
International net sales	19.1%	(1.5)%	20.6%

Year to date ended June 29, 2014	Year over year growth	Effect of foreign exchange movements	Year over year growth on constant exchange rate basis
International net sales	3.5%	(3.1)%	6.6%
Year to date ended June 30, 2013	Year over year growth	Effect of foreign exchange movements	Year over year growth on constant exchange rate basis
International net sales	22.0%	(1.3)%	23.3%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Our exposure to financial market risk results primarily from fluctuations in interest rates and foreign currency exchange rates. There have been no material changes to our market risks as disclosed in our Annual Report.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
During the quarter ended June 29, 2014, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed by us in our periodic reports filed or submitted under the Exchange Act with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our certifying officers concluded that as of the end of the period covered by this report these disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 29, 2014, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our financial performance and results of operations depend significantly on worldwide economic conditions and their impact on consumer spending. Luxury products, such as diamonds and fine jewelry, are discretionary purchases for consumers. Recessionary economic cycles, higher interest rates, higher fuel and energy costs, inflation, levels of unemployment, conditions in the residential real estate and mortgage markets, access to credit, consumer debt levels, unsettled financial markets, and other economic factors that may affect consumer spending or buying habits could materially and adversely affect demand for our products. In addition, volatility in the financial markets has had and may continue to have a negative impact on consumer spending patterns. A reduction in consumer spending or disposable income may affect us more significantly than companies in other industries and companies with a more diversified product offering. In addition, negative national or global economic conditions may materially and adversely affect our suppliers’ financial performance, liquidity and access to capital. This may affect their ability to maintain their inventories, production levels and/or product quality, and could cause them to raise prices, lower production levels or cease their operations.

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

Our success depends on our ability to attract customers in a cost-effective manner. Our investments in marketing may not effectively reach potential consumers or those consumers may not decide to buy from us or the volume of consumers that purchase from us does not yield the intended return on investment. With respect to our marketing channels, we rely on relationships with providers of online services, search engines, directories and other websites and e-commerce businesses to provide content, advertising banners and other links that direct customers to our websites. We rely on these relationships as significant sources of traffic to our website. In particular, we rely on Google as an important marketing channel, if Google changes its algorithms or if competition increases for advertisements on Google, we may be unable to cost-effectively drive qualified consumers to our website.

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

For the year to date ended June 29, 2014, international net sales represented 17.1% of our total net sales. We continue to increase marketing and sales efforts and anticipate continuing to expand our international sales and operations in the future either by expanding local versions of our website for foreign markets, through acquisitions, investments or alliances with third parties, or through other means. Investments in foreign entities may be impaired and lose value, and this risk of loss is heightened by potential changes in the legal and regulatory environment in the international markets where these acquired businesses or joint ventures operate.

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

We have and plan to continue to opportunistically repurchase shares of our common stock. Since the inception of our stock repurchase program in the first quarter of 2005 through June 29, 2014, we have repurchased an aggregate of 8.9 million shares for a total of $314.5 million. On October 28, 2013, our board of directors authorized the renewal of the our stock repurchase program. We are authorized to repurchase up to $100.0 million of our common stock over the 24 months following the approval date.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Below is a summary of stock repurchases during the quarter ended June 29, 2014.
Issuer Purchases of Equity Securities
(Dollars in thousands except per share amounts)

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs *

March 31, 2014 through April 27, 2014	398,398	$34.55	398,398	$69,706
April 28, 2014 through May 25, 2014	181,566	$31.47	181,566	$63,992
May 26, 2014 through June 29, 2014	94,607	$28.49	94,607	$61,296

Total shares purchased	674,571		674,571

*
On October 28, 2013, our board of directors authorized the renewal of our stock repurchase program. Under this renewed program, we are authorized to repurchase up to $100.0 million of our common stock over the 24 months following the approval date. As of June 29, 2014, approximately $61.3 million remained under the repurchase authorization. The shares may be repurchased from time to time in open market transactions or in negotiated transactions off the market. Our management determines the timing and amount of any shares repurchased based on their evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws.

Item 6.	Exhibits
See exhibits listed under the Exhibit Index on page 36.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUE NILE, INC.
Registrant

Dated: August 7, 2014	/s/ David Binder
David Binder
Chief Financial Officer and Chief Administrative Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1 (1)	Amended and Restated Certificate of Incorporation of Blue Nile, Inc.
3.2 (2)	Amended and Restated Bylaws of Blue Nile, Inc.
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2 (3)	Specimen Stock Certificate.
10.1 (4)*	2014 Compensation Program for Non-Employee Directors.
31.1 (4)	Certification of Chief Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2 (4)	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1 (4)**	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
32.2 (4)**	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Denotes a management contract or compensatory plan, contract or agreement, in which the Company’s directors or executive officers may participate.

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