Form 10-Q
period 2014-09-28
BLUE NILE INC
filed 2014-11-04
CIK 1091171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________________________________
FORM 10-Q
 __________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2014
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of October 28, 2014, the registrant had 11,845,623 shares of common stock outstanding.

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

BLUE NILE, INC.

PART I. FINANCIAL INFORMATION
Item  1. Financial Statements
BLUE NILE, INC.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except par value)

	September 28, 2014	December 29, 2013	September 29, 2013

ASSETS
Current assets:
Cash and cash equivalents	$32,324	$115,942	$47,930
Trade accounts receivable	3,032	3,005	2,513
Other accounts receivable	468	521	2,434
Inventories	33,084	34,530	30,934
Deferred income taxes	742	1,038	684
Prepaid income taxes	297	247	1,607
Prepaids and other current assets	1,536	1,318	1,239
Total current assets	71,483	156,601	87,341
Property and equipment, net	10,378	10,188	9,573
Intangible assets, net	108	140	152
Deferred income taxes	3,927	5,470	7,161
Note receivable	2,000	2,000	2,000
Other investments	2,280	2,280	2,280
Other assets	262	246	192
Total assets	$90,438	$176,925	$108,699
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$72,312	$122,322	$73,839
Accrued liabilities	6,522	10,751	7,228
Current portion of long-term financing obligation	32	51	61
Current portion of deferred rent	286	279	277
Total current liabilities	79,152	133,403	81,405
Long-term financing obligation, less current portion	497	574	580
Deferred rent, less current portion	2,051	2,229	2,287
Other long-term liabilities	117	114	67
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, none issued and outstanding	—	—	—
Common stock, $0.001 par value; 300,000 shares authorized; 21,601, 21,480 and 21,107 shares issued, respectively, 11,845, 12,932 and 12,589 shares outstanding, respectively	22	22	21
Additional paid-in capital	226,812	223,261	210,865
Accumulated other comprehensive loss	(153)	(26)	(56)
Retained earnings	98,658	93,758	88,827
Treasury stock, at cost; 9,756, 8,548 and 8,518 shares outstanding, respectively	(316,718)	(276,410)	(275,297)
Total stockholders’ equity	8,621	40,605	24,360
Total liabilities and stockholders’ equity	$90,438	$176,925	$108,699
The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE NILE, INC.
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Quarter ended		Year to date ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Net sales	$105,760	$98,925	$316,057	$304,050
Cost of sales	86,910	80,238	257,915	247,620
Gross profit	18,850	18,687	58,142	56,430
Selling, general and administrative expenses	16,290	16,165	50,787	49,338
Operating income	2,560	2,522	7,355	7,092
Other (loss) income, net:
Interest income, net	19	20	91	84
Other (loss) income, net	(81)	3	(47)	143
Total other (loss) income, net	(62)	23	44	227
Income before income taxes	2,498	2,545	7,399	7,319
Income tax expense (benefit)	848	(361)	2,499	1,375
Net income	$1,650	$2,906	$4,900	$5,944
Basic net income per share	$0.14	$0.23	$0.40	$0.48
Diluted net income per share	$0.14	$0.23	$0.40	$0.47
The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE NILE, INC.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	Quarter ended		Year to date ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Net income	$1,650	$2,906	$4,900	$5,944
Other comprehensive (loss) income:
Foreign currency translation adjustments	(108)	55	(127)	44
Total comprehensive income	$1,542	$2,961	$4,773	$5,988
The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE NILE, INC.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount		Retained Earnings		Shares	Amount	Total Stockholders’ Equity
Balance, December 30, 2013	21,480	$22	$223,261	$93,758	$(26)	(8,548)	$(276,410)	$40,605
Net income				4,900				4,900
Other comprehensive loss					(127)			(127)
Tax deficiency from exercise of stock options			(1,798)					(1,798)
Exercise of common stock options	93	—	2,266					2,266
Issuance of common stock to directors	2	—	60					60
Vesting of restricted stock units	34	—						—
Shares withheld related to net share settlement of equity awards	(8)	—	(244)					(244)
Stock-based compensation			3,267					3,267
Repurchase of common stock						(1,208)	(40,308)	(40,308)
Balance, September 28, 2014	21,601	$22	$226,812	$98,658	$(153)	(9,756)	$(316,718)	$8,621
The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE NILE, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Year to date ended
	September 28, 2014	September 29, 2013
Operating activities:
Net income	$4,900	$5,944
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,742	2,363
Loss on disposal of property and equipment	—	3
Stock-based compensation	3,245	3,765
Deferred income taxes	1,839	867
Tax deficiency from exercise of stock options	(1,798)	(147)
Excess tax benefit from exercise of stock options	(173)	(250)
Changes in assets and liabilities:
Receivables	26	115
Inventories	1,446	2,336
Prepaid federal income taxes	(50)	(1,607)
Prepaid expenses and other assets	(234)	(85)
Accounts payable	(50,071)	(42,146)
Accrued liabilities	(4,229)	(5,211)
Other long term liabilities	3	43
Deferred rent and other	(171)	130
Net cash used in operating activities	(42,525)	(33,880)
Investing activities:
Purchases of property and equipment	(2,820)	(4,109)
Purchases of other investments	—	(280)
Net cash used in investing activities	(2,820)	(4,389)
Financing activities:
Repurchase of common stock	(40,308)	(9,320)
Proceeds from stock option exercises	2,266	8,269
Taxes paid for net share settlement of equity awards	(244)	—
Excess tax benefit from exercise of stock options	173	250
Principal payments under long-term financing obligation	(96)	(45)
Net cash used in financing activities	(38,209)	(846)
Effect of exchange rate changes on cash and cash equivalents	(64)	28
Net decrease in cash and cash equivalents	(83,618)	(39,087)
Cash and cash equivalents, beginning of period	115,942	87,017
Cash and cash equivalents, end of period	$32,324	$47,930

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,506	$4,965
Non-cash investing and financing activities:
Receivable from stock option exercises	$—	$1,578
The accompanying notes are an integral part of these condensed consolidated financial statements.

Blue Nile, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.	Description of Our Business and Summary of Significant Accounting Policies
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
The Company reviews its investments for impairment when events and circumstances indicate that the decline in fair value of the assets below the carrying value is other-than-temporary. No other-than-temporary impairment charges were recorded for the year to date ended September 28, 2014.
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
As of September 28, 2014, the Company does not have any amounts outstanding under the Credit Agreement and is in compliance with the covenants of the Credit Agreement.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers (Topic 606)” which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. Early adoption is not permitted. ASU 2014-09 is effective for the Company in the first quarter of its fiscal year 2017. The Company is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.
In August 2014, the FASB issued Accounting Standards Update No. 2014-15 (“ASU 2014-15”), “Presentation of Financial Statements - Going Concern.” The new standard provides guidance around management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on our financial statements and related disclosures.

Blue Nile, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 2.	Stock-based Compensation
As of September 28, 2014, the Company had five equity plans. Additional information regarding these plans is disclosed in the Annual Report.
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
There were no stock options granted during the quarter ended September 28, 2014. The following weighted average assumptions were used for the valuation of stock options granted during the fiscal year to date periods presented:

	Year to date ended
	September 28, 2014	September 29, 2013
Expected term	4.5 years	4.5 years
Expected volatility	46.9%	56.9%
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	1.5%	0.9%
Estimated weighted average fair value per stock option granted	$13.28	$14.68
The assumptions used to calculate the fair value of stock options granted are evaluated and revised, if necessary, to reflect market conditions and the Company’s experience.
A summary of stock option activity for the year to date ended September 28, 2014 is as follows:

	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance, December 30, 2013	1,493	$41.93
Granted	79	33.00
Exercised	(93)	24.43
Canceled	(302)	52.34
Balance, September 28, 2014	1,177	$40.04	5.46	$519
Vested and expected to vest at September 28, 2014	1,148	$40.21	5.39	$517
Exercisable, September 28, 2014	886	$42.08	4.60	$496

Blue Nile, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of RSU activity for the year to date ended September 28, 2014 is as follows:

	RSUs (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance, December 30, 2013	88	$31.01
Granted	90	32.93
Vested	(34)	31.50
Canceled	(25)	32.54
Balance, September 28, 2014	119	$32.01	1.38	$3,519
Vested and expected to vest at September 28, 2014	103	$37.42	1.29	$3,057

The aggregate intrinsic value in the tables above are before applicable income taxes and represent the amount recipients would have received if all stock options had been exercised or RSUs had been released on the last business day of the period indicated, based on the closing stock price of the Company's common stock on such date.

The total intrinsic value of stock options exercised during the year to date ended September 28, 2014 was $1.0 million. During the year to date ended September 28, 2014, the total fair value of stock options vested was $2.4 million. As of September 28, 2014, the Company had total unrecognized compensation costs related to unvested stock options and RSUs of $6.6 million, before income taxes. The Company expects to recognize this cost over a weighted average period of 2.1 years for the options and 2.8 years for the RSUs.

Note 3.	Inventories
Inventories are stated at cost and consist of the following (in thousands):

	September 28, 2014	December 29, 2013	September 29, 2013
Loose diamonds	$4,026	$3,321	$3,049
Fine jewelry and other	29,058	31,209	27,885
Total	$33,084	$34,530	$30,934

Note 4.	Net Income Per Share
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
The following tables set forth the computation of basic and diluted net income per share (in thousands, except per share data):

Blue Nile, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Quarter ended		Year to date ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Net income	$1,650	$2,906	$4,900	$5,944
Weighted average common shares outstanding	11,844	12,431	12,248	12,441
Basic net income per share	$0.14	$0.23	$0.40	$0.48
Dilutive effect of stock options and RSUs	21	256	64	229
Common stock and common stock equivalents	11,865	12,687	12,312	12,670
Diluted net income per share	$0.14	$0.23	$0.40	$0.47
For the quarter and year to date ended September 28, 2014, the Company excluded 1,133,355 and 1,057,421 stock option shares, respectively, from the computation of diluted net income per share due to their antidilutive effect. For the quarter and year to date ended September 29, 2013, the Company excluded 1,183,186 and 1,259,122 stock option shares, respectively, from the computation of diluted net income per share due to their antidilutive effect.
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
In order to increase our sales and market share, we are focused on accelerating the sales growth rate of our business through enhancements to our user experience, development of our engagement and non-engagement product lines, and expansion of our international operations. We are also focused on increasing the value proposition that we deliver to our consumers by utilizing our growing acumen in data science, aggressively pricing our products, and deepening our supply chain.
The engagement product category includes gold or platinum engagement rings with a diamond center stone and loose diamonds. We believe that value is one of the most important drivers of engagement sales, and the current cost of diamonds is a significant factor to our growth rate. Generally, we purchase our diamonds on a real time basis from our suppliers when a customer places an order for a specific diamond. When the cost of diamonds is relatively steady or declines, we believe that our business benefits because we are able to immediately pass those lower costs on to consumers. In periods of rapidly rising diamond costs, the value that we are able to provide to customers compared to our brick and mortar retail competitors may not be as compelling and our gross margin may suffer as we may choose to offset the inflationary impact of these changes. Regardless of diamond pricing dynamics we will remain focused on utilizing our aggressive retail pricing, developing and expanding our product lines as well as deepening our supply chain, and continuing to provide our customers with a compelling website experience across all devices.
Our non-engagement product category includes rings, earrings, necklaces, pendants, bracelets, gifts and accessories containing precious metals, diamonds, gemstones or pearls. The total addressable market for the sale of non-engagement products is much greater than that for engagement, and we believe our brand is well-positioned to gain market share over time. To further drive growth in our non-engagement category, we will continue to expand a refined assortment of wedding bands, diamond jewelry and fashion jewelry, offer branded designs, and utilize disruptive and innovative technology such as the responsive website to provide our non-engagement consumers with a compelling shopping experience.
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
Third Quarter of 2014 Summary of Results of Operations
We achieved third quarter net sales of $105.8 million, a 6.9% increase from the third quarter of 2013. U.S. engagement net sales increased 5.0%, U.S. non-engagement net sales decreased 1.7% and net sales of both engagement and non-engagement products in our international markets increased 25.6% from the third quarter of 2013.
International net sales comprised 20.3% of our total net sales for the quarter. Our gross profit increased $0.2 million in the third quarter of 2014, a 0.9% increase compared to the third quarter of 2013. Net income per diluted share was $0.14 in the third quarter of 2014, compared to $0.23 for the third quarter of 2013.

Results of Operations
Comparison of the Quarter Ended September 28, 2014 to the Quarter Ended September 29, 2013
The following table presents our operating results for the quarters ended September 28, 2014 and September 29, 2013, including a comparison of the financial results for these periods (dollars in thousands, except per share data):

	Quarter ended
	September 28, 2014	September 29, 2013	$ Change	% Change
Net sales	$105,760	$98,925	$6,835	6.9%
Cost of sales	86,910	80,238	6,672	8.3%
Gross profit	18,850	18,687	163	0.9%
Selling, general and administrative expenses	16,290	16,165	125	0.8%
Operating income	2,560	2,522	38	1.5%
Other (loss) income, net:
Interest income, net	19	20	(1)	(5.0)%
Other (loss) income, net	(81)	3	(84)	(2,800.0)%
Total other (loss) income, net	(62)	23	(85)	(369.6)%
Income before income taxes	2,498	2,545	(47)	(1.8)%
Income tax expense (benefit)	848	(361)	1,209	334.9%
Net income	$1,650	$2,906	$(1,256)	(43.2)%
Basic net income per share	$0.14	$0.23	$(0.09)
Diluted net income per share	$0.14	$0.23	$(0.09)
Net Sales
Net sales increased 6.9% during the third quarter of 2014 as compared with the third quarter of 2013. The total net sales increase was due to an increase in both average shipment value and the number of shipments.
Net sales in the U.S. increased 3.0% to $84.3 million for the third quarter of 2014, compared with $81.8 million in the same quarter last year. U.S. engagement net sales for the third quarter of 2014 increased 5.0% to $60.8 million, compared to $57.9 million for the third quarter of 2013. U.S. non-engagement net sales for the third quarter 2014 decreased 1.7% to $23.5 million, compared to $23.9 million for the third quarter 2013 due to a decrease in the number of shipments offset slightly by an increase in average shipment value.
International net sales increased 25.6% to $21.5 million in the third quarter of 2014 from $17.1 million in the third quarter of 2013. Growth was particularly strong in Asia. Internally, we monitor our international sales performance on a non-GAAP basis which eliminates the positive or negative effects that result from translating currency from international sales into U.S. dollars (“constant exchange rate basis”). Changes in foreign exchange rates during the third quarter of 2014, compared to the rates in effect during the third quarter of 2013, had a negative impact of approximately 0.3% on international net sales. Excluding the impact of changes in foreign exchange rates, international net sales increased 25.9% for the third quarter of 2014 compared to the third quarter of 2013.
Gross Profit
Gross profit in the third quarter of 2014 increased 0.9% to $18.9 million from $18.7 million in the third quarter of 2013. The increase in gross profit results primarily from an increase in net sales partially offset by a relatively higher cost of goods sold. Gross margin was 17.8% for the third quarter of 2014 and 18.9% for the third quarter of 2013. The decrease in gross margin was due to lower mark-up on engagement products initiated in the third quarter of 2014 to stimulate sales growth as well as a shift in product mix. Our non-engagement products provide higher gross margin than our engagement products. In the third quarter of 2014, sales of our engagement products equaled 73.7% of our total revenue versus 72.8% in the third quarter of 2013.
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
Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 0.8% to $16.3 million in the third quarter of 2014 compared to $16.2 million in the third quarter of 2013. Credit card interchange and payment processing fees increased approximately $0.2 million due to higher sales volumes and rates. Depreciation expense added approximately $0.1 million to expenses. These expense increases were partially offset by a decrease of approximately $0.2 million in stock-based compensation expense primarily due to a lower number of options outstanding at lower option fair values in the third quarter of 2014. Selling, general and administrative expenses as a percentage of sales decreased to 15.4% in the third quarter of 2014 compared to 16.3%  in the third quarter of 2013. The decrease is driven primarily by marketing expense which was equal to 5.2% of revenue versus 5.6% of revenue last year. We continue to closely monitor the level of marketing investment and efficiency of this spend balancing opportunities to accelerate revenue growth versus our ability to increase profitability.
Operating Income
Operating income was $2.6 million in the third quarter of 2014 compared to $2.5 million in the third quarter of 2013. The increase in operating income is primarily due to an increase in gross profit partially offset by an increase in selling, general and administrative expenses.
Income Taxes
Our effective tax rate increased to 33.9% in the third quarter of 2014 from (14.2)% in the third quarter of 2013. The increase is primarily due to the domestic production activities income tax benefit recorded in the third quarter of 2013 claimed for tax years prior to 2013.

Comparison of the Year to Date Ended September 28, 2014 to the Year to Date Ended September 29, 2013
The following table presents our operating results for the years to date ended September 28, 2014 and September 29, 2013, including a comparison of the financial results for these periods (dollars in thousands, except per share data):

	Year to date ended
	September 28, 2014	September 29, 2013	$ Change	% Change
Net sales	$316,057	$304,050	$12,007	3.9%
Cost of sales	257,915	247,620	10,295	4.2%
Gross profit	58,142	56,430	1,712	3.0%
Selling, general and administrative expenses	50,787	49,338	1,449	2.9%
Operating income	7,355	7,092	263	3.7%
Other income, net:
Interest income, net	91	84	7	8.3%
Other (loss) income, net	(47)	143	(190)	(132.9)%
Total other income, net	44	227	(183)	(80.6)%
Income before income taxes	7,399	7,319	80	1.1%
Income tax expense	2,499	1,375	1,124	81.7%
Net income	$4,900	$5,944	$(1,044)	(17.6)%
Basic net income per share	$0.40	$0.48	$(0.08)
Diluted net income per share	$0.40	$0.47	$(0.07)
Net Sales
Net sales increased 3.9% during the year to date ended September 28, 2014, compared with the year to date ended September 29, 2013, due primarily to an increase in the average shipment value partially offset by a decrease in the number of orders shipped.
Net sales in the U.S. increased 2.5% to $258.6 million during the year to date ended September 28, 2014, compared with $252.2 million during the year to date ended September 29, 2013. U.S. engagement net sales for the year to date ended September 28, 2014 increased to $181.4 million from $177.1 million for the year to date ended September 29, 2013. U.S. non-engagement net sales for the year to date ended September 28, 2014 increased to $77.2 million, compared to $75.1 million for the year to date ended September 29, 2013.
International net sales increased 10.8% in the year to date ended September 28, 2014 to $57.5 million, from $51.9 million in the year to date ended September 29, 2013. Foreign exchange rates during the year to date ended September 28, 2014, compared to the rates in effect during the year to date ended September 29, 2013, had a negative impact of approximately 2.2% on international net sales. Excluding the impact of changes in foreign exchange rates, international net sales increased 13.0% in the year to date ended September 28, 2014 compared to the year to date ended September 29, 2013.
Gross Profit
Gross profit increased $1.7 million to $58.1 million in the year to date ended September 28, 2014 compared to $56.4 million in the year to date ended September 29, 2013. The increase in gross profit was primarily due to an increase in net sales. Gross margin was 18.4% in the year to date ended September 28, 2014 as compared to 18.6% in the year to date ended September 29, 2013. The decrease in gross margin resulted primarily from lower mark-up on engagement products initiated in the third quarter of 2014 to stimulate sales growth.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 2.9% to $50.8 million in the year to date ended September 28, 2014 compared to $49.3 million in the year to date ended September 29, 2013. Compensation and benefits expense increased $0.6 million due to increased headcount to support key business initiatives and higher compensation rates of our employees. Depreciation expense added approximately $0.4 million to expenses. Credit card interchange and payment processing fees increased approximately $0.3 million due to higher sales volumes and rates. Marketing and advertising costs increased $0.3 million, primarily due to increased spending on online marketing vehicles and other marketing efforts to drive traffic to our website, both domestically and internationally. These expense increases were partially offset by a decrease of approximately $0.5 million in stock-based compensation expense primarily due to a lower number of options outstanding at lower option fair values for the year to date ended September 28, 2014. As a percentage of net sales, selling, general and administrative expenses were 16.1% in the year to date ended September 28, 2014, as compared to 16.2% in the year to date ended September 29, 2013 as sales accelerated faster than selling, general and administrative expenses.
Operating Income
Operating income increased 3.7% to $7.4 million in the year to date ended September 28, 2014 compared to $7.1 million in the year to date ended September 29, 2013. The increase in operating income for the year to date ended September 28, 2014 was due to an increase in gross profit partially offset by an increase in selling, general and administrative expenses.
Income Taxes
Our effective tax rate increased to 33.8% in the year to date ended September 28, 2014 from 18.8% in the year to date ended September 29, 2013. The increase is primarily due to the domestic production activities income tax benefit recorded in the third quarter of 2013 claimed for tax years prior to 2013.
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
As of September 28, 2014, we had a working capital deficiency of $7.7 million, including cash and cash equivalents of $32.3 million and inventory of $33.1 million, offset by accounts payable of $72.3 million. Current levels of cash and cash equivalents reflect the pay down of accounts payable and the repurchase of shares of our common stock in the year to date ended September 28, 2014.
Net cash of $42.5 million was used in operating activities for the year to date ended September 28, 2014, compared to net cash used in operating activities of $33.9 million for the year to date ended September 29, 2013. The increase in cash used for operating activities was primarily attributable to a higher net payment of accounts payable in the current year. Net payment of accounts payable totaled $50.1 million for the year to date ended September 28, 2014 compared to $42.1 million for the year to date ended September 29, 2013.
Net cash of $2.8 million and $4.4 million was used in investing activities for the year to date periods ended September 28, 2014 and September 29, 2013, respectively. In both years, cash used in investing activities was primarily the result of purchases of property and equipment which includes capitalized costs to develop our website and internal-use software to support our operations. Our capital needs are generally relatively low and include, without limitation, investments in technology and website enhancements, capital improvements to our leased warehouse and office facilities, and furniture and equipment.

Net cash used in financing activities for the year to date ended September 28, 2014 was $38.2 million, primarily related to the repurchase of common stock of $40.3 million partially offset by $2.3 million of proceeds from stock option exercises. Net cash used in financing activities for the year to date ended September 29, 2013 was $0.8 million, primarily related to the repurchase of common stock of $9.3 million partially offset by $8.3 million of proceeds from stock option exercises.
On October 28, 2013, our board of directors authorized the repurchase of up to $100.0 million of our common stock during the 24-month period following such approval date under our buyback program. Since the repurchase authorization on October 28, 2013 through September 28, 2014, we have repurchased an aggregate of 1,208,147 shares for a total of $40.3 million. This left approximately $59.7 million under this repurchase authorization as of September 28, 2014.
Since the inception of the buyback program in the first quarter of 2005 through September 28, 2014, we have repurchased an aggregate of approximately 9.0 million shares for a total of $316.1 million. Our shares may be repurchased from time to time in open market transactions or in negotiated transactions off the market. The timing and amount of any shares repurchased is determined by our management based on their evaluation of market conditions and other factors, including our cash needs. Repurchases may also be made under a Rule 10b5-1 plan. We continually assess market conditions, our cash position, operating results, current forecasts and other factors when making decisions about stock repurchases.
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
Off-Balance Sheet Arrangements
As of September 28, 2014, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
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

The following table reconciles year-over-year international net sales percentage increases (decreases) from the GAAP sales measures to the non-GAAP constant exchange rate basis:

Quarter ended September 28, 2014	Year over year growth	Effect of foreign exchange movements	Year over year growth on constant exchange rate basis
International net sales	25.6%	(0.3)%	25.9%
Quarter ended September 29, 2013	Year over year growth	Effect of foreign exchange movements	Year over year growth on constant exchange rate basis
International net sales	22.9%	(4.7)%	27.6%

Year to date ended September 28, 2014	Year over year growth	Effect of foreign exchange movements	Year over year growth on constant exchange rate basis
International net sales	10.8%	(2.2)%	13.0%
Year to date ended September 29, 2013	Year over year growth	Effect of foreign exchange movements	Year over year growth on constant exchange rate basis
International net sales	22.3%	(2.4)%	24.7%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Our exposure to financial market risk results primarily from fluctuations in interest rates and foreign currency exchange rates. There have been no material changes to our market risks as disclosed in our Annual Report.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
During the quarter ended September 28, 2014, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed by us in our periodic reports filed or submitted under the Exchange Act with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our certifying officers concluded that as of the end of the period covered by this report these disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 28, 2014, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For the year to date ended September 28, 2014, international net sales represented 18.2% of our total net sales. We continue to increase marketing and sales efforts and anticipate continuing to expand our international sales and operations in the future either by expanding local versions of our website for foreign markets, through acquisitions, investments or alliances with third parties, or through other means. Investments in foreign entities may be impaired and lose value, and this risk of loss is heightened by potential changes in the legal and regulatory environment in the international markets where these acquired businesses or joint ventures operate.

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

Emerging start-ups may be able to innovate and provide products and services faster than we can, and they may be willing to more aggressively price their products in order to gain market share. In addition, traditional store-based retailers offer consumers the ability to physically handle and examine products in a manner that is not possible over the Internet, as well as a more convenient means of returning and exchanging purchased products. If our competitors are more successful than us in offering compelling products or in attracting and retaining consumers, our revenues and growth rates could decline. Such reductions and/or inventory liquidations can have a short-term adverse effect on our sales. Current and potential competitors include:

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

We have and plan to continue to opportunistically repurchase shares of our common stock. Since the inception of our stock repurchase program in the first quarter of 2005 through September 28, 2014, we have repurchased an aggregate of 9.0 million shares for a total of $316.1 million. On October 28, 2013, our board of directors authorized the renewal of our stock repurchase program. We are authorized to repurchase up to $100.0 million of our common stock over the 24 months following the approval date.
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

Increased attention on “conflict” diamonds, which are diamonds extracted from war-torn regions in Africa and sold by rebel forces to fund insurrection, may decrease demand for diamonds. Diamonds are, in some cases, also believed to be used to fund terrorist activities in some regions. We support the Kimberley Process, an international initiative intended to ensure diamonds are not illegally traded to fund conflict. As part of this initiative, we require our diamond suppliers to sign a statement acknowledging compliance with the Kimberley Process, and invoices received for diamonds purchased by us must include a certification from the vendor that the diamonds are conflict free. In addition, we prohibit the use of our business or services for money laundering or terrorist financing in accordance with the USA Patriot Act. Through these and other efforts, we believe that the suppliers from whom we purchase our diamonds exclude conflict diamonds from their inventories. However, we cannot independently determine whether any diamond we offer was extracted from these regions. Current efforts to increase consumer awareness of this issue and encourage legislative response could adversely affect consumer demand for diamonds.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Below is a summary of stock repurchases during the quarter ended September 28, 2014.
Issuer Purchases of Equity Securities
(Dollars in thousands except per share amounts)

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs *

June 30, 2014 through July 27, 2014	57,432	$27.94	57,432	$59,692
July 28, 2014 through August 24, 2014	—	$—	—	$59,692
August 25, 2014 through September 28, 2014	—	$—	—	$59,692

Total shares purchased	57,432		57,432

*
On October 28, 2013, our board of directors authorized the renewal of our stock repurchase program. Under this renewed program, we are authorized to repurchase up to $100.0 million of our common stock over the 24 months following the approval date. As of September 28, 2014, approximately $59.7 million remained under the repurchase authorization. The shares may be repurchased from time to time in open market transactions or in negotiated transactions off the market. Our management determines the timing and amount of any shares repurchased based on their evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws.

Item 6.	Exhibits
See exhibits listed under the Exhibit Index on page 37.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUE NILE, INC.
Registrant

Dated: November 4, 2014	/s/ David Binder
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