Form 10-K
period 2015-01-04
BLUE NILE INC
filed 2015-03-02
CIK 1091171

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 4, 2015

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
(do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant at June 29, 2014 was approximately $331 million, based on the last trading price of $27.97 per share, excluding approximately 52,000 shares held by directors and executive officers of the registrant. This calculation does not exclude shares held by organizations whose ownership exceeds 5% of the registrant’s outstanding common stock as of June 29, 2014 that have represented on Schedule 13G filed with the Securities and Exchange Commission that they are registered investment advisers or investment companies registered under Section 8 of the Investment Company Act of 1940.
The number of shares outstanding of the registrant’s common stock as of February 20, 2015 was 11,872,475.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. The proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended January 4, 2015.

BLUE NILE, INC.

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED JANUARY 4, 2015

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

General

Blue Nile's fiscal year ends on the Sunday nearest to December 31. The fiscal year ended on January 4, 2015 which included 53 weeks with the 53rd week falling in our fourth quarter. Fiscal years ended on December 29, 2013, December 30, 2012, January 1, 2012 and January 2, 2011 each included 52 weeks.

Overview

Incorporated in 1999 as a Delaware corporation, Blue Nile is a leading online retailer of high-quality diamonds and fine jewelry. We offer our products for sale through the Blue Nile website in over 40 countries and territories throughout the world. Our primary focus is on growing our business by providing unparalleled quality, selection and value to consumers and delivering exceptional customer service. We believe that our extensive and unique product selection, connection with our customers through our marketing and customer service efforts, and the value we provide to our customers through our competitive pricing will result in increasing our sales and market share both domestically and internationally. Our principal corporate office is located in Seattle, Washington. Our online business model allows us to avoid many of the costs that are typically incurred by physical retail stores. As a result, we are able to realize lower gross profit margins while remaining profitable and providing value to our customers through lower retail prices.

We have the following significant wholly-owned subsidiaries:

•	Blue Nile, LLC (“LLC”), which serves our customers in the U.S., Canada and Asia-Pacific;

•	Blue Nile Worldwide, Inc., which serves our customers in Europe;

•	Blue Nile (Shanghai) Trading Co., Ltd., which serves our customers in China, and

•	Blue Nile Jewellery, Ltd (“Jewellery”), which operates a customer service and fulfillment center in Dublin, Ireland.

Our domestic sales consist of products delivered to customers within the U.S. and our international sales consist of products delivered to customers outside the U.S.. Financial information by geographic area is included in Note 11 to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

We have built a well-respected consumer brand by employing an informative sales process that empowers our customers while offering a broad selection of high-quality jewelry at very competitive prices. Our website showcases more than 200,000 independently certified diamonds and styles of fine jewelry, including rings, wedding bands, earrings, necklaces, pendants, bracelets, gifts, and accessories. We specialize in the customization of diamond jewelry with our “Build Your Own” feature that offers customers the ability to customize diamond rings, pendants and earrings. We have developed an efficient online cost structure and a unique supply solution that eliminates traditional layers of diamond wholesalers and brokers, which generally allows us to purchase most of our product offerings at lower prices by avoiding mark-ups imposed by those intermediaries. While we may selectively acquire diamond inventory that we believe will be attractive to our customers, our supply solution enables us to purchase only those diamonds that our customers have ordered. As a result, we are able to minimize the costs associated with carrying diamond inventory and limit our risk of potential mark-downs.

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

Business Strategies

Our objective is to maximize our revenue and profitability and increase market share both domestically and internationally by offering exceptional value to our customers through a high-quality customer experience that leverages supply chain efficiencies and an efficient cost structure. We have established and will continue to refine our scalable, capital-efficient business model that enables growth with lower working capital requirements than traditional store-based jewelry retailers. We focus on optimizing the cash flow dynamics of our business by managing inventory balances along with vendor payment terms. Over the longer term, our goal is to increase revenues, profit, and cash flow by leveraging our relatively low fixed-cost expenses as we achieve sales increases. Our strategic initiatives are aimed at driving long-term shareholder value by investing in enhancing the online user experience across multiple platforms, investing in the expansion of our international business, refining our product assortment, utilizing our data analytics to better determine demand elasticity to aggressively price our products, and deepening our supply chain.

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

Our online business model, combined with the strength of our supplier relationships, enables us to pursue a dynamic merchandising strategy. Our exclusive diamond supplier relationships allow us to display suppliers’ diamond inventories on the Blue Nile website for sale to consumers without holding the diamonds in our inventory until the products are ordered by customers. We purchase polished diamonds from over 50 suppliers, many of whom have long-standing relationships with us. We typically enter into multi-year agreements with diamond suppliers that provide for high-quality diamonds to be offered exclusively online to consumers through the Blue Nile website. Our diamond supply agreements have expiration dates ranging from 2015 to 2018. Our diamond suppliers purchase rough and polished diamonds from sources throughout the world. Their ability to supply us with diamonds is dependent upon their ability to procure these diamonds.

While we currently offer over 200,000 independently certified diamonds, we aim to limit our diamond offerings to those possessing characteristics associated with high-quality. Accordingly, we offer diamonds with specified characteristics in the areas of shape, cut, color, clarity, and carat weight.

We generally purchase diamonds on a “just in time” basis from our suppliers when a customer places an order for a specific diamond. We then assemble the diamond with a ring, pendant or earring setting from our inventory into customized diamond jewelry according to our customer’s specifications. The finished jewelry is delivered to the customer generally within three to seven business days from the order date and within one business day for diamonds held on consignment in our fulfillment facilities.

We offer a broad range of non-engagement products to complement our selection of high-quality customized diamond jewelry. In the case of non-engagement, unlike most diamonds that we sell, we typically take products into inventory before they are ordered by our customers. Our non-engagement products are purchased from over 100 manufacturers, most of whom have long-standing relationships with us. We generally enter into purchase order agreements with suppliers of non-engagement products. These purchase order agreements establish terms for quantity, price, payment and shipping. Additionally, we enter into operating agreements with these suppliers that include product quality requirements, product specifications and shipping procedures. We believe that our current suppliers are able to sufficiently meet our product needs and that there are alternative sources for most products that we purchase.

Marketing

Our marketing and advertising efforts include online and offline initiatives, which primarily consist of search engines, online display advertising, affiliate programs, direct online marketing, e-mail marketing, social networking/advertising and public relations.

Customer Service and Support

A key element of our business is our ability to provide a high level of customer service and support. We augment our online information resources with knowledgeable, highly-trained support staff through our call centers to give customers confidence in their purchases. Our diamond and jewelry consultants are trained to provide guidance on all steps in the process of buying engagement and non-engagement products, including, among other things, the process for selecting an appropriate item, the purchase of that item, financing and payment alternatives, and shipping services. Our commitment to customers is reflected in both high service levels that are provided by our extensively-trained diamond and jewelry consultants, as well as in our guarantees and policies. We prominently display all of our guarantees and policies on our website to create an environment of trust. These include policies relating to privacy, security, product availability, pricing, shipping, refunds, exchanges and special orders. We typically offer a return policy of 30 days. We generally do not extend credit to customers; however our customers can make purchases through third-party credit cards and our private label credit card through a sponsoring bank (the "Blue Nile Credit Card"). The Blue Nile Credit Card provides various financing options to our customers and is a vehicle for promoting loyalty programs and other unique offers to our cardholders.

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

Technology and Systems

Our technology systems use a combination of proprietary, licensed and open-source technologies. We focus our internal development efforts on creating and enhancing the features and functionality of our website across multiple platforms as well as further refining our order processing and fulfillment systems to deliver a high-quality customer experience. We license third-party information technology systems for our financial reporting, inventory management, call center operations, order fulfillment and merchandising. We use hosted service providers for e-mail, content distribution and other services. We use redundant Internet carriers to minimize the risk of downtime. Our systems are monitored continuously using third-party software, and an on-call team is staffed to respond to any emergencies or unauthorized access in the technology infrastructure.

Seasonality

We generally experience seasonal fluctuations in demand for our products. Our quarterly sales are impacted by various gift giving holidays including Valentine’s Day (first quarter), Mother’s Day (second quarter) and Christmas (fourth quarter). As a result, our quarterly revenue is generally the lowest in the third quarter (as a result of the lack of recognized gift giving holidays) and highest in the fourth quarter. The fourth quarter accounted for approximately 33%, 32%, and 34% of our net sales in the fiscal years ended January 4, 2015, December 29, 2013 and December 30, 2012, respectively.

Competition

The engagement and non-engagement retail market is intensely competitive and highly fragmented. Our primary competition comes from online and offline retailers that offer products within the higher quality segment of the jewelry market. We also compete with other retailers that move into the higher quality jewelry segment. Current and potential competitors include the following:

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

Intellectual Property

We rely on general intellectual property law and contractual restrictions and, to a limited extent, copyrights and patents, to protect our proprietary rights and technology. These contractual restrictions include confidentiality agreements, invention assignment agreements and nondisclosure agreements with employees, contractors, suppliers and strategic partners. In addition, we pursue the registration of our trademarks and service marks in the U.S. and certain other countries. In the U.S. and certain other countries, we have registered or have applications pending for, “Blue Nile,” the BN logo, the Blue Nile BN stylized logo, “Build Your Own Ring”, “Build Your Own Five-Stone Ring,” “Build Your Own Three Stone Ring,” “Build Your Own Diamond Jewelry,” “Build Your Own Diamond Pendant,” “Build Your Own Earrings,” and "Build Your Own Charm Bracelet". In addition, we are the holder of a patent entitled "Computerized Search Technique, such as an Internet-Based Gemstone Search Technique" (U.S. Patent No. 8,271,521) and have several other U.S. patent applications pending which relate to certain features of our website. We have registered the bluenile.com, bluenile.co.uk and bluenile.ca Internet domain names and various other related domain names We have also registered copyrights with respect to certain images and information set forth on our website and certain computer codes incorporated in our website. Despite the protection of general intellectual property law and our contractual restrictions, it may be possible for a third-party to copy or otherwise obtain and use our intellectual property without our authorization. However, effective intellectual property protection or enforcement may not be available or cost effective in every country in which our products and services are made available. We also rely on technologies that we license from third parties, particularly software solutions for financial reporting, inventory management, order fulfillment and merchandising.

Employees

At January 4, 2015, we employed 288 full-time employees and 13 part-time employees. We also utilize temporary personnel on a seasonal basis. Our employees are not party to any collective bargaining agreement and we have never experienced an organized work stoppage. We believe our relations with our employees are good.

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

A majority of the world’s supply of rough diamonds is controlled by a small number of diamond mining firms. As a result, any decisions made to restrict the supply of rough diamonds by these firms to our suppliers could substantially impair our ability to acquire diamonds at commercially reasonable prices, if at all. We do not currently have any direct supply relationships with these firms. Our ability to acquire diamonds and fine jewelry is also substantially dependent on our relationships with various suppliers. Approximately 18%, 20% and 14% of our payments to our diamond and fine jewelry suppliers for each of the years ended January 4, 2015, December 29, 2013 and December 30, 2012, respectively, were made to our top three suppliers for that year. The top three suppliers may change from year to year. Our inability to maintain and expand these and other future diamond and fine jewelry supply relationships on commercially reasonable terms or the inability of our current and future suppliers to maintain arrangements for the supply of products sold to us on commercially reasonable terms would substantially harm our business and results of operations. The financial performance and viability of our suppliers are also significantly dependent upon worldwide economic conditions and consumer demand for diamonds and fine jewelry. The failure of any of our principal suppliers to remain financially viable could adversely impact our supply of diamonds and fine jewelry for sale to our customers. Further, we typically have exclusive online supply relationships with our diamond suppliers. If we were no longer able to maintain these exclusive relationships with key suppliers, this may adversely impact our diamond supply and may harm our business results of operations.

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

A critical component of our brand promotion strategy is establishing a relationship of trust with our customers, which we believe can be achieved by providing a high-quality customer experience. In order to provide a high-quality customer experience, we have invested and will continue to invest substantial amounts of resources in the development and functionality of our website, technology infrastructure, fulfillment operations and customer service operations. Our ability to provide a high-quality customer experience is also dependent, in large part, on external factors over which we may have little or no control, including, without limitation, the reliability and performance of our suppliers, third-party jewelry assemblers, third-party carriers, third party diamond grading labs, and networking vendors. We rely on temporary employees, especially during our peak holiday seasons, to supplement our full-time customer service and fulfillment employees. Temporary employees may not have the same level of commitment to our customers as our full-time employees. If our customers are dissatisfied with the quality of the products or the customer service they receive, or if we are unable to deliver products to our customers in a timely manner or at all, our customers may stop purchasing products from us. We also rely on third parties for information, including product characteristics and availability that we present to consumers on our website, which may, on occasion, be inaccurate. Likewise, we have implemented, and we require our suppliers to implement, rigorous quality assurance measures to ensure that all diamonds we sell are 100% natural. Despite these efforts and assurances from our suppliers to provide us only 100% natural diamonds, it is possible that man-made or enhanced diamonds could be mixed in with natural diamonds and passed to us without our detection. We have made commitments to our customers to sell 100% natural diamonds and any inclusion of man-made or enhanced diamonds could cause significant damage to our reputation and brand. Our failure to provide our customers with high-quality products and high-quality customer experiences for any reason could substantially harm our reputation and adversely impact our efforts to develop Blue Nile as a trusted brand. The failure of our brand promotion activities could adversely affect our ability to attract new customers and maintain customer relationships, and, as a result, substantially harm our business and results of operations.

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
The application of indirect taxes (such as sales and use tax, value-added tax ("VAT"), goods and services tax, and similar taxes) to ecommerce businesses such as Blue Nile, and to our users is a complex and evolving issue. Currently, we collect indirect taxes related to purchases by customers located in the State of Washington and the State of New York, and certain indirect taxes required to be collected on sales to customers outside of the United States. One or more states or foreign countries have sought and others may seek to impose additional indirect tax collection obligations on us in the future and/or require us to disclose to tax authorities our customers' private information, including but not limited to names, addresses, purchase amounts, and purchase dates. For example:

•
the State of New York has passed legislation that requires any out-of-state seller of tangible personal property to collect and remit New York use tax if the seller engages affiliates above certain financial thresholds in New York to perform certain business promotion activities. Approximately one-third of U.S. states, including California, have enacted similar legislation.

•
the U.S. Congress continues to pursue legislation that would allow states to require out-of-state sellers to collect and remit indirect taxes on orders shipped to their state. If enacted, legislation could require us to collect sales tax for orders shipped to all states with such a tax.

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

Any such breach or compromise of our security could result in significant legal and financial exposure, damage to our reputation, and a loss of confidence in the security of our products and services that could potentially have an adverse effect on our business and results of operations. In addition, anyone who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations, damage our computers or those of our customers. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate cost-effective preventative measures. These issues are likely to become more difficult as we expand the number of countries in which we operate. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches. Regardless of our efforts, we may not be able to prevent a breach or contain a breach if it occurs.

We may be unsuccessful in further expanding our operations internationally.

For the year ended January 4, 2015, international net sales represented 17.1% of our total net sales. We continue to increase marketing and sales efforts and anticipate continuing to expand our international sales and operations in the future either by expanding local versions of our website for foreign markets, through acquisitions, investments or alliances with third parties, or through other means. Investments in foreign entities may be impaired and lose value, and this risk of loss is heightened by potential changes in the legal and regulatory environment in the international markets where these acquired businesses or joint ventures operate.

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

We have experienced and expect to continue to experience seasonal fluctuations in our net sales. In particular, a disproportionate amount of our net sales has been realized during the fourth quarter as a result of the December holiday season, and we expect this seasonality to continue in the future. Approximately 33%, 32% and 34% of our net sales in the years ended January 4, 2015, December 29, 2013 and December 30, 2012, respectively, were generated during the fourth quarter of each year. In anticipation of increased sales activity during the fourth quarter, we may incur significant additional expenses, including higher inventory of fine jewelry, additional marketing, and additional staffing in our fulfillment and customer support operations. If we experience lower than expected net sales during any fourth quarter, it may have a disproportionately large impact on our operating results and financial condition for that year. Further, we may experience an increase in our net shipping costs due to complimentary upgrades, split-shipments, and additional long-zone shipments necessary to ensure timely delivery for the holiday season. We also experience considerable fluctuations in net sales in periods preceding other annual occasions such as Valentine’s Day (first quarter) and Mother’s Day (second quarter). In the future, our seasonal sales patterns may become more pronounced, may strain our personnel and fulfillment activities, and may cause a shortfall in net sales as compared with expenses in a given period, which could substantially harm our business and results of operations.

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

We have and plan to continue to opportunistically repurchase shares of our common stock. Since the inception of our stock repurchase program in the first quarter of 2005 through January 4, 2015, we have repurchased an aggregate of 9.0 million shares for a total of $316.1 million. On October 28, 2013, our board of directors authorized the renewal of our stock repurchase program. We are authorized to repurchase up to $100.0 million of our common stock over the 24 months following the approval date. As of January 4, 2015, $59.7 million remained under the repurchase authorization.
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
Additionally, we allow customers to purchase our products in 23 currencies. This exposes us to foreign exchange rate fluctuations and we may record significant gains or losses as a result of such fluctuations. We price our diamonds based on costs denominated in U.S. dollars. Therefore, when the U.S. dollar strengthens, the retail prices of our products in international markets will become more expensive and sales may decline.

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
The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals, originating from the Democratic Republic of Congo (the "DRC") and adjoining countries. As a result, in August 2012 the SEC adopted annual disclosure and reporting requirements for those companies who use conflict minerals mined from the DRC and adjoining countries in their products. We performed due diligence efforts in fiscal 2014 and will continue these efforts to adhere with the disclosure requirements. There may be costs associated with complying with these disclosure requirements, including those that may be incurred in conducting due diligence procedures to determine the sources of conflict minerals used in our products and other potential changes to products, processes or sources of supply as a consequence of such verification activities. The implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in our products. As there may be only a limited number of suppliers offering conflict free conflict minerals, we cannot be sure that we will be able to obtain necessary conflict free conflict minerals from such suppliers in sufficient quantities or at competitive prices. Also, we may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we may implement.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of January 4, 2015, our operational facilities consisted of five separate locations: a corporate headquarters and a fulfillment center, both located in Seattle, Washington, a fulfillment center located in Dublin, Ireland, and two facilities in Shanghai, People's Republic of China, one for Blue Nile Diamond (Shanghai), Ltd. and the other for Blue Nile (Shanghai) Trading Co., Ltd. Certain of the leases include renewal provisions at our option. We believe that the facilities housing our fulfillment centers will be adequate to meet our current requirements for our operations and that suitable additional or substitute space will be available as needed.

Location	Approximate Square Feet	Purpose	Lease Termination Date
Corporate headquarters	40,000	Office space	August 2021
U.S. fulfillment center	27,000	Warehouse space	October 2019
Ireland fulfillment center	10,000	Office and warehouse space	December 2016
Blue Nile Diamond (Shanghai), Ltd.	900	Office space	December 2016
Blue Nile (Shanghai) Trading Co., Ltd	2,500	Office space	March 2016

Item 3.	Legal Proceedings

See discussion of legal proceedings in Note 4 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Dividend Policy

Our common stock is quoted on The NASDAQ Stock Market LLC under the symbol “NILE.” On February 20, 2015, we had approximately 35 stockholders of record.

The following table sets forth the high and low sales prices of our common stock for fiscal years 2014 and 2013. The quotations are as reported in published financial sources.

	High	Low
Fiscal year 2014:
First Quarter	$49.14	$32.60
Second Quarter	$36.16	$27.45
Third Quarter	$30.39	$23.10
Fourth Quarter	$37.50	$27.57
Fiscal year 2013:
First Quarter	$40.54	$28.90
Second Quarter	$40.44	$30.62
Third Quarter	$42.34	$35.90
Fourth Quarter	$48.56	$36.56

We have not paid cash dividends on our common stock since inception, and it is not anticipated that cash dividends will be paid on shares of our common stock in the foreseeable future. Future payment of dividends, if any, will be at the discretion of our board of directors.

Performance Measurement Comparison (1)

The following graph compares the total cumulative stockholder return on the Company’s common stock with the total cumulative return of the NASDAQ Market Index and the RDG Internet Composite Index for the five-year period ending on January 4, 2015, our 2014 fiscal year end. Historical stock price performance should not be relied upon as an indication of future stock price performance.

(1) This Section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

(2) Assumes $100 was invested on January 3, 2010 at the closing price on this day, in Blue Nile’s common stock and on December 31, 2009 for each index, and all dividends have been reinvested. No cash dividends have been declared on Blue Nile’s common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Item 6.	Selected Consolidated Financial Data

Blue Nile's fiscal year ends on the Sunday nearest to December 31. The fiscal year ended on January 4, 2015 which included 53 weeks with the 53rd week falling in our fourth quarter. Fiscal years ended on December 29, 2013, December 30, 2012, January 1, 2012 and January 2, 2011 each included 52 weeks.

The table below shows selected consolidated financial data for each of our fiscal years ended January 4, 2015, December 29, 2013, December 30, 2012, January 1, 2012, and January 2, 2011. The consolidated statements of operations data and the additional operating data for each of the fiscal years ended January 4, 2015, December 29, 2013 and

December 30, 2012 and the consolidated balance sheets as of January 4, 2015 and December 29, 2013 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations for the fiscal years ended January 1, 2012 and January 2, 2011 and the consolidated balance sheet data as of December 30, 2012, January 1, 2012 and January 2, 2011, are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K.

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

BLUE NILE, INC.

SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended January 4, 2015	Year Ended December 29, 2013	Year Ended December 30, 2012	Year Ended January 1, 2012	Year Ended January 2, 2011
	(53 Weeks)	(52 Weeks)	(52 Weeks)	(52 Weeks)	(52 Weeks)
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Net sales	$473,516	$450,008	$400,035	$348,013	$332,889
Gross profit	86,642	83,651	75,058	72,132	71,940
Selling, general and administrative expenses	72,430	69,343	62,771	55,213	50,654
Operating income	14,212	14,308	12,287	16,919	21,286
Income before income taxes	14,619	14,565	12,966	17,245	21,538
Income tax expense	4,888	3,690	4,574	5,895	7,396
Net income	$9,731	$10,875	$8,392	$11,350	$14,142
Basic net income per share	$0.80	$0.87	$0.64	$0.80	$0.98
Diluted net income per share	$0.80	$0.85	$0.63	$0.77	$0.94
Shares used in computing basic net income per share	12,144	12,540	13,204	14,182	14,446
Shares used in computing diluted net income per share	12,209	12,760	13,427	14,675	15,080
Additional Operating Data:
Net cash provided by operating activities	$17,208	$23,438	$34,444	$15,454	$41,608
Gross margin	18.3%	18.6%	18.8%	20.7%	21.6%
Selling, general and administrative expenses as a percentage of net sales	15.3%	15.4%	15.7%	15.8%	15.2%

	As of January 4, 2015	As of December 29, 2013	As of December 30, 2012	As of January 1, 2012	As of January 2, 2011
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$91,186	$115,942	$87,017	$89,391	$113,261
Accounts receivable	3,708	3,526	3,485	4,867	1,771
Inventories	41,668	34,530	33,270	29,267	20,166
Accounts payable	128,675	122,322	116,209	95,590	90,296
Working capital(1)	(1,782)	23,198	(3,027)	19,967	34,918
Total assets	157,334	176,925	145,901	143,025	151,811
Total long-term obligations	2,640	2,917	2,838	2,745	830
Total stockholders’ equity	13,703	40,605	14,109	35,024	49,061
____________________

(1)	Working capital consists of total current assets, including cash and cash equivalents, less total current liabilities.

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

A reconciliation of differences of non-GAAP free cash flow from the comparable GAAP measure of net cash provided by operating activities is as follows (in thousands):

	Year Ended January 4, 2015	Year Ended December 29, 2013	Year Ended December 30, 2012
	(53 Weeks)	(52 Weeks)	(52 Weeks)
Net cash provided by operating activities	$17,208	$23,438	$34,444
Purchases of fixed assets, including internal-use software and website development	(3,771)	(5,528)	(2,525)
Non-GAAP free cash flow	$13,437	$17,910	$31,919

The following table reconciles year-over-year international sales percentage increases (decreases) from the GAAP sales measures to the non-GAAP constant exchange rate basis:

Year ended January 4, 2015 (53 Weeks)	Year over year growth	Effect of foreign exchange movements	Year over year growth on constant exchange rate basis
International net sales	10.8%	(3.2)%	14.0%

Year ended December 29, 2013 (52 Weeks)	Year over year growth	Effect of foreign exchange movements	Year over year growth on constant exchange rate basis
International net sales	17.3%	(2.9)%	20.2%

Year ended December 30, 2012 (52 Weeks)	Year over year growth	Effect of foreign exchange movements	Year over year growth on constant exchange rate basis
International net sales	11.7%	(0.9)%	12.6%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Differentiating Factors and Value Proposition

Our innovative business model is designed to deliver exceptional value and service to customers. A significant portion of our revenues is derived through sales of engagement rings or jewelry products that feature a diamond. We have developed relationships with a large number of diamond suppliers with whom we have exclusive agreements as an online retailer. This allows us to offer our customers access to a large selection of high-quality diamonds through our website that we typically do not hold in inventory. In most cases, we purchase diamonds from our suppliers only as our customers place orders with us. As a result, we do not incur the significant costs that would be incurred by physical retail stores to carry high levels of diamond inventory. Our efficient operating model also provides for negative working capital benefits, since payments are received from customers within a few days of shipment of their order, but our vendor payment terms are typically in the 30-120 day range.

In addition to the working capital benefits of our model, the significant volume of diamonds that we purchase enhances our ability to buy from our suppliers at the best and lowest prices. We are able to pass these lower costs on to consumers, further increasing our value proposition.

Focus on Growth

In 2014, we focused on accelerating the sales growth rate of our business through enhancements to our user experience, development of our engagement and non-engagement product lines, and expansion of our international operations. We also focused on increasing the value proposition that we deliver to our consumers by utilizing our growing acumen in data science, aggressively pricing our products, and deepening our supply chain.
We believe that value is one of the most important drivers of engagement sales, and the current costs of diamonds is a significant factor to our growth rate. Generally, we purchase our diamonds on a real time basis from our suppliers when a customer places an order for a specific diamond. When the cost of diamonds is relatively steady or declines, we believe that our business benefits because we are able to immediately pass those lower costs on to consumers. When diamond prices increase sharply, we believe it is more difficult to grow because it is disruptive to the customers' shopping experience, and it shrinks our relative pricing advantage. Regardless of diamond pricing dynamics, we will remain focused on utilizing our aggressive retail pricing, developing and expanding our product lines as well as deepening our supply chain, and continuing to provide our customers with a compelling website experience across all devices.
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
Investments during 2014 have increased our selling, general and administrative expenses compared to last year. We invested in the development of technology to enhance the user experience and in infrastructure to expand our ability to serve international customers. We believe that these investments will lead to increased growth in all categories of our business and provide higher profitability over the long-term.

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

Revenue Recognition

We recognize revenue and the related gross profit on the date on which ownership passes from Blue Nile to our customers. For customers in the U.S., Canada, E.U., China, and United Arab Emirates (U.A.E), ownership passes at the time the package is received by the customer. For customers in other locations, ownership passes at the time the product is shipped as this is when risk of loss transfers. As we require customer payment prior to order shipment, any payments received prior to the transfer of ownership are not recorded as revenue. For U.S., Canadian, E.U., China and U.A.E. shipments, we utilize our freight vendors’ tracking information to determine when delivery has occurred, which is typically within one to three days after shipment. We also reduce revenue by a provision for returns, which is estimated based on our historical product return rates and current economic conditions. Our contracts with our suppliers generally allow us to return diamonds purchased and returned by our customers.

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

	Increase	Decrease
Expected term(1)	5.1%	(5.4)%
Expected volatility(1)	8.9%	(9.1)%
____________________

(1)
Sensitivity to change in assumptions was determined using the Black-Scholes-Merton valuation model compared to the following original assumptions: stock price and exercise price equal to the closing market price of Blue Nile, Inc. common stock on January 2, 2015, expected term of 4.5 years, expected volatility of 46.9%, expected dividend yield of 0% and a risk-free interest rate of 1.5%.

In addition, we estimate the expected forfeiture rate and recognize stock-based compensation expense only for grants that are expected to vest. We estimate the forfeiture rate based on historical experience. To the extent our actual forfeiture rate is different from our estimate, stock-based compensation expense is adjusted accordingly.

Results of Operations

Blue Nile's fiscal year ends on the Sunday nearest to December 31. The fiscal year ended on January 4, 2015 which included 53 weeks with the 53rd week falling in our fourth quarter. Fiscal years ended on December 29, 2013, December 30, 2012, January 1, 2012 and January 2, 2011 each included 52 weeks.

The following table presents our historical operating results for the periods indicated as a percentage of net sales:

	Year Ended January 4, 2015	Year Ended December 29, 2013	Year Ended December 30, 2012
	(53 Weeks)	(52 Weeks)	(52 Weeks)
Net sales	100.0%	100.0%	100.0%
Gross profit	18.3%	18.6%	18.8%
Selling, general and administrative expenses	15.3%	15.4%	15.7%
Operating income	3.0%	3.2%	3.1%
Other income, net	0.1%	—%	0.1%
Income before income taxes	3.1%	3.2%	3.2%
Income tax expense	1.0%	0.8%	1.1%
Net income	2.1%	2.4%	2.1%

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

Fiscal Year.    Our fiscal year generally ends on the Sunday closest to December 31. Each fiscal year consists of four 13-week quarters, with one extra week added in the fourth quarter every five to six years. Our fiscal year 2014 included one extra week in the fourth quarter, or 53 weeks for the fiscal year, as a result of our 4-4-5 retail reporting calendar.

The following table presents our historical operating results, including a comparison of the financial results for the periods indicated (dollars in thousands, except per share data):

	Year Ended January 4, 2015	Year Ended December 29, 2013	Year Ended December 30, 2012	Comparison of Year Ended January 4, 2015 to Year Ended December 29, 2013		Comparison of Year Ended December 29, 2013 to Year Ended December 30, 2012

	(53 Weeks)	(52 Weeks)	(52 Weeks)	$ Change	% Change	$ Change	% Change
Net sales	$473,516	$450,008	$400,035	$23,508	5.2%	$49,973	12.5%
Cost of sales	386,874	366,357	324,977	20,517	5.6%	41,380	12.7%
Gross profit	86,642	83,651	75,058	2,991	3.6%	8,593	11.4%
Selling, general and administrative expenses	72,430	69,343	62,771	3,087	4.5%	6,572	10.5%
Operating income	14,212	14,308	12,287	(96)	(0.7)%	2,021	16.4%
Other income, net:
Interest income, net	117	107	133	10	9.3%	(26)	(19.5)%
Other income, net	290	150	546	140	93.3%	(396)	(72.5)%
Total other income, net	407	257	679	150	58.4%	(422)	(62.2)%
Income before income taxes	14,619	14,565	12,966	54	0.4%	1,599	12.3%
Income tax expense	4,888	3,690	4,574	1,198	32.5%	(884)	(19.3)%
Net income	$9,731	$10,875	$8,392	$(1,144)	(10.5)%	$2,483	29.6%
Basic net income per share	$0.80	$0.87	$0.64	$(0.07)		$0.23
Diluted net income per share	$0.80	$0.85	$0.63	$(0.05)		$0.22

Comparison of Fiscal Year Ended January 4, 2015 to Fiscal Year Ended December 29, 2013

Net Sales

Net sales increased 5.2% in the fiscal year ended January 4, 2015, compared with the fiscal year ended December 29, 2013, as a result of the execution of growth initiatives across our three main categories. The total net sales increase was due to an increase in average order value, partially offset by a decrease in orders. The increase in average order value was driven by an increase in engagement orders across all price points and non-engagement orders at higher price points while the decrease in orders is due to a decrease in non-engagement orders at the lower price points. Net sales for the additional week was estimated at $5.9 million, which contributed 1.3% of growth for the fiscal year ended January 4, 2015.

Net sales in the U.S. increased by 4.1% to $392.4 million for the fiscal year ended January 4, 2015 compared with $376.8 million for the fiscal year ended December 29, 2013.

U.S. engagement net sales increased 4.1% to $266.4 million for the fiscal year ended January 4, 2015 from $255.8 million for the fiscal year ended December 29, 2013. U.S. engagement net sales for the additional week was estimated at $2.9 million, which contributed 1.1% of growth for this category for the fiscal year ended January 4, 2015.

U.S. non-engagement net sales grew 4.2% to $126.0 million in the fiscal year ended January 4, 2015 from $121.0 million in the fiscal year ended December 29, 2013. U.S. non-engagement net sales for the additional week was estimated at $1.8 million, which contributed 1.5% of growth for this category for the fiscal year ended January 4, 2015.

International net sales increased 10.8% to $81.1 million for the year ended January 4, 2015, compared with $73.2 million for the year ended December 29, 2013. Internally, we monitor our international sales performance on a non-GAAP basis which eliminates the positive or negative effects that result from translating international sales into U.S. dollars (“constant exchange rate basis”). International net sales growth was negatively impacted by 3.2% due to changes in foreign exchange rates in 2014 compared with the rates in effect during 2013. Excluding the impact of changes in foreign exchange rates, international sales increased 14.0% in the year ended January 4, 2015. International net sales for the additional week was estimated at $1.2 million, which contributed 1.7% of growth for this category for the fiscal year ended January 4, 2015.

Gross Profit

Gross profit increased $3.0 million or 3.6% in the fiscal year ended January 4, 2015 compared with the fiscal year ended December 29, 2013. The increase in gross profit is due to the increase in net sales. Gross margin decreased to 18.3% in the year ended January 4, 2015 compared with 18.6% in the year ended December 29, 2013. The decrease in gross margin resulted primarily from mix shift to products at higher price points which carry lower mark-up as part of a strategy initiated in early 2014 to stimulate sales growth.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 4.5% to $72.4 million in the fiscal year ended January 4, 2015 compared with $69.3 million in the fiscal year ended December 29, 2013 due to several factors. Compensation and benefits expenses increased $1.0 million due to increased headcount to support key business initiatives and higher compensation rates of our employees. Marketing and advertising costs increased approximately $0.9 million, primarily due to increased spending on online marketing vehicles to drive traffic to our website both domestically and internationally. Credit card interchange and payment processing fees increased approximately $0.5 million in the fiscal year ended January 4, 2015 primarily due to higher sales. Depreciation expense added approximately $0.5 million to expenses. These expense increases were partially offset by a decrease of approximately $0.7 million in stock-based compensation expense primarily due to a lower number of options outstanding at lower option fair values for the fiscal year ended January 4, 2015. As a percentage of net sales, selling, general and administrative expenses were 15.3% for the year ended January 4, 2015 compared to 15.4% for the year ended December 29, 2013 as sales accelerated faster than selling, general and administrative expenses.

Other Income, Net

The increase in other income, net in the fiscal year ended January 4, 2015 as compared with the fiscal year ended December 29, 2013 was primarily due to proceeds of approximately $0.6 million from a favorable settlement resulting from to a class action lawsuit related to interchange fees.

Income Taxes

The effective income tax rate for the fiscal year ended January 4, 2015 was 33.4% as compared with 25.3% for the fiscal year ended December 29, 2013. The increase is primarily due to the domestic production activities income tax benefit recorded in the third quarter of 2013 claimed for tax years prior to 2013.

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

Gross Profit

Gross profit increased $8.6 million or 11.4% in the fiscal year ended December 29, 2013 compared with the fiscal year ended December 30, 2012. The increase in gross profit is due to the increase in net sales. Gross margin decreased to 18.6% in the year ended December 29, 2013 compared with 18.8% in the year ended December 30, 2012. The decrease in gross margin is attributable to changes in our product mix. Our engagement products generally provide a lower gross margin than our non-engagement products. In the fiscal year ended December 29, 2013, sales of our engagement products grew faster than our non-engagement products and equaled 70.0% of our total revenue versus 69.1% in the fiscal year ended December 30, 2012.

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

At January 4, 2015, we had a working capital deficiency of $1.8 million, including cash and cash equivalents of $91.2 million and inventory of $41.7 million, offset by accounts payable and accrued liabilities totaling $140.7 million. Current levels of cash and cash equivalents reflect greater repurchases and fewer proceeds from stock option exercises during fiscal year 2014. On February 21, 2014, the Company renewed its Credit Agreement (the "Credit Agreement") which provides for a $40.0 million unsecured, revolving credit facility with an option to increase the credit limit by $10.0 million. See discussion of the Revolving Loan in Note 13 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. We currently do not have any outstanding debt under the Credit Agreement. However, projections of future cash needs and cash flows are subject to many factors and to uncertainty. We continually assess our capital structure and opportunities to obtain credit facilities, sell equity or debt securities, or undertake other transactions for strategic reasons or to further strengthen our financial position. However, there can be no assurance that additional equity, debt or other financing transactions will be available in amounts or on terms acceptable to us, if at all.

Net cash provided by operating activities was $17.2 million in the fiscal year ended January 4, 2015 compared to net cash provided by operating activities of $23.4 million in the fiscal year ended December 29, 2013. The decrease in cash provided by operating activities in the fiscal year ended January 4, 2015 was primarily attributable to a decrease in working capital due to increased inventory specifically in-process and in-transit inventory. We experience greater cash flow from operations in our fourth quarter compared to other quarters due to the significant increase in revenue from our holiday sales. In the first quarter we typically have a significant pay down of our accounts payable balance accumulated during the fourth quarter holiday season.

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

Net cash of $3.8 million was used in investing activities in the fiscal year ended January 4, 2015 which was primarily for purchases of property and equipment which includes capitalized costs to develop our website and internal-use software to support our operations. Net cash of $5.8 million was used in investing activities in the fiscal year ended December 29, 2013. Net cash of $5.5 million was used for purchases of property and equipment and capitalized costs to develop our website and internal-use software to support our operations. Also included in the purchase of property and equipment were costs associated with our corporate expansion. Net cash of $0.3 million was used to purchase a minority ownership in a privately-held company in the form of common stock and warrants. Net cash of $6.5 million was used in investing activities in the fiscal year ended December 30, 2012 due to the purchase of property and equipment and capitalized costs to develop our website and internal-use software to support our operations and the purchase of preferred shares in a privately-held company and a loan to the same privately-held company in exchange for a note receivable.

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

Net cash of $38.1 million was used in financing activities for the fiscal year ended January 4, 2015 related primarily to the repurchase of common stock of $40.3 million partially offset by $2.4 million of proceeds from stock option exercises.

Since the inception of our stock buyback program in the first quarter of 2005 through January 4, 2015, we have repurchased approximately 9.0 million shares for a total of $316.1 million. Shares may be repurchased from time to time in open market transactions or in negotiated transactions off the market. The timing and amount of any shares repurchased are determined by management based on our evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan. We continually assess market conditions, our cash position, operating results, current forecasts and other factors when making decisions about stock repurchases.    On October 28, 2013, our board of directors authorized the renewal of our stock repurchase program. Under this renewed program, we are authorized to repurchase up to $100.0 million of our common stock over the 24 months following the approval date. As of January 4, 2015, $59.7 million remained under the repurchase authorization.

Net cash of $11.2 million was provided by financing activities for the fiscal year ended December 29, 2013 related primarily to proceeds from stock option exercises of $21.4 million. This was partially offset by the repurchase of common stock for an aggregate purchase price of approximately $10.4 million. Net cash used in financing activities in the fiscal year ended December 30, 2012 was $30.3 million, primarily related to the repurchases of common stock.

The following table summarizes our contractual obligations and the expected effect on liquidity and cash flows as of January 4, 2015 (in thousands):

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Operating leases	$8,593	$1,524	$2,623	$2,534	$1,912
Financing obligation(1)	175	36	72	67	—
Purchase obligations(2)	10,601	10,601	—	—	—
Purchase obligations(3)	3,140	3,140	—	—	—
	$22,509	$15,301	$2,695	$2,601	$1,912
____________________

(1)
During 2007, we made tenant improvements to our U.S. fulfillment center. Due to our financial involvement in the construction of the leased property, we recorded the building as property and equipment during the construction period. Upon completion, the transaction did not meet the criteria for sale-leaseback accounting, and accordingly, has been recorded as a long-term financing obligation. On May 5, 2014, we entered into the Third Amendment to the Commercial Lease Agreement dated July 21, 2006 for this fulfillment center to extend the lease term to October 31, 2019.

(2)	Includes open merchandise purchase orders at January 4, 2015.

(3)	Includes commitments for advertising and marketing and other services at January 4, 2015.

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

Off-Balance Sheet Arrangements

At January 4, 2015, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purposes entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

We have foreign exchange risk related to foreign-denominated assets and liabilities of our subsidiaries. A majority of these foreign-denominated assets and liabilities relate to Jewellery, our wholly-owned Ireland subsidiary. Based on the balances of Jewellery’s assets and liabilities at January 4, 2015, December 29, 2013, and December 30, 2012, an assumed 10% negative currency movement would have resulted in additional losses of approximately $0.2 million for each of the fiscal years ended January 4, 2015, December 29, 2013 and December 30, 2012.

We recognized gains and losses associated with transactions that are denominated in foreign currencies. We recorded a net loss resulting from foreign currency transactions of approximately $0.8 million for the fiscal year ended January 4, 2015 and $0.4 million for each of the fiscal years ended December 29, 2013 and December 30, 2012, within other income, net in the consolidated statements of operations.

We have foreign exchange risk related to our VAT payables, tax receivables, cash and cash equivalents, and intercompany accounts receivables and payables denominated in various foreign currencies. Based on the balances of these accounts at January 4, 2015, December 29, 2013 and December 30, 2012, an assumed 10% adverse change to foreign exchange would result in additional losses of approximately $0.3 million, $0.2 million and $0.1 million recorded to other income, net for fiscal years ended January 4, 2015, December 29, 2013 and December 30, 2012, respectively.

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

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in short-term, high-quality, interest-bearing securities. To minimize our exposure to an adverse shift in interest rates, we invest in short-term securities and maintain an average maturity of one year or less. If interest rates had averaged 100 basis points higher than they did in the year ended January 4, 2015, interest income for the year would have increased approximately $0.6 million. If interest rates had averaged 100 basis points higher than they did in the year ended December 29, 2013, interest income for the year would have increased approximately $0.6 million.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Blue Nile, Inc.
Seattle, Washington

We have audited the accompanying consolidated balance sheets of Blue Nile, Inc., and subsidiaries (the “Company”) as of January 4, 2015 and December 29, 2013, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three fiscal years in the period ended January 4, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Blue Nile, Inc. and subsidiaries as of January 4, 2015 and December 29, 2013, and the results of their operations and their cash flows for each of the three years in the period ended January 4, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 4, 2015, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Seattle, Washington
March 2, 2015

BLUE NILE, INC.

Consolidated Balance Sheets
(In thousands, except par value)

	January 4, 2015	December 29, 2013
Assets
Current assets:
Cash and cash equivalents	$91,186	$115,942
Trade accounts receivable	2,137	3,005
Other accounts receivable	1,571	521
Inventories	41,668	34,530
Deferred income taxes	1,123	1,038
Prepaid income taxes	—	247
Prepaids and other current assets	1,524	1,318
Total current assets	139,209	156,601
Property and equipment, net	10,422	10,188
Intangible assets, net	103	140
Deferred income taxes	3,064	5,470
Note receivable	2,000	2,000
Other investments	2,280	2,280
Other assets	256	246
Total assets	$157,334	$176,925
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$128,675	$122,322
Accrued liabilities	11,992	10,751
Current portion of long-term financing obligation	32	51
Current portion of deferred rent	292	279
Total current liabilities	140,991	133,403
Long-term financing obligation, less current portion	489	574
Deferred rent, less current portion	1,982	2,229
Other long-term liabilities	169	114
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 300,000 shares authorized; 21,615 shares and 21,480 shares issued, respectively; 11,859 shares and 12,932 shares outstanding, respectively	22	22
Additional paid-in capital	227,146	223,261
Accumulated other comprehensive loss	(236)	(26)
Retained earnings	103,489	93,758
Treasury stock, at cost; 9,756 shares and 8,548 shares outstanding, respectively	(316,718)	(276,410)
Total stockholders’ equity	13,703	40,605
Total liabilities and stockholders’ equity	$157,334	$176,925

The accompanying notes are an integral part of these consolidated financial statements

BLUE NILE, INC.
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended January 4, 2015	Year Ended December 29, 2013	Year Ended December 30, 2012
Net sales	$473,516	$450,008	$400,035
Cost of sales	386,874	366,357	324,977
Gross profit	86,642	83,651	75,058
Selling, general and administrative expenses	72,430	69,343	62,771
Operating income	14,212	14,308	12,287
Other income, net:
Interest income, net	117	107	133
Other income, net	290	150	546
Total other income, net	407	257	679
Income before income taxes	14,619	14,565	12,966
Income tax expense	4,888	3,690	4,574
Net income	$9,731	$10,875	$8,392
Basic net income per share	$0.80	$0.87	$0.64
Diluted net income per share	$0.80	$0.85	$0.63

The accompanying notes are an integral part of these consolidated financial statements

BLUE NILE, INC.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended January 4, 2015	Year Ended December 29, 2013	Year Ended December 30, 2012
Net income	$9,731	$10,875	$8,392
Other comprehensive (loss) income:
Foreign currency translation adjustments	(210)	74	23
Total comprehensive income	$9,521	$10,949	$8,415

The accompanying notes are an integral part of these consolidated financial statements

BLUE NILE, INC.
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance, January 2, 2012	20,525	$21	$187,762	$74,491	$(123)	(6,757)	$(227,127)	$35,024
Net income	—	—	—	8,392	—	—	—	8,392
Other comprehensive income	—	—	—	—	23	—	—	23
Tax deficiency from exercise of stock options	—	—	(2,567)	—	—	—	—	(2,567)
Exercise of common stock options	221	—	6,867	—	—	—	—	6,867
Issuance of common stock to directors	3	—	120	—	—	—	—	120
Vesting of restricted stock units	3	—	—	—	—	—	—	—
Stock-based compensation	—	—	5,100	—	—	—	—	5,100
Repurchase of common stock	—	—	—	—	—	(1,492)	(38,850)	(38,850)
Balance, December 30, 2012	20,752	21	197,282	82,883	(100)	(8,249)	(265,977)	14,109
Net income	—	—	—	10,875	—	—	—	10,875
Other comprehensive income	—	—	—	—	74	—	—	74
Tax deficiency from exercise of stock options	—	—	(583)	—	—	—	—	(583)
Exercise of common stock options	716	1	21,376	—	—	—	—	21,377
Issuance of common stock to directors	2	—	80	—	—	—	—	80
Vesting of restricted stock units	10	—	—	—	—	—	—	—
Stock-based compensation	—	—	5,106	—	—	—	—	5,106
Repurchase of common stock	—	—	—	—	—	(299)	(10,433)	(10,433)
Balance, December 29, 2013	21,480	22	223,261	93,758	(26)	(8,548)	(276,410)	40,605
Net income	—	—	—	9,731	—	—	—	9,731
Other comprehensive loss	—	—	—	—	(210)	—	—	(210)
Tax deficiency from exercise of stock options	—	—	(2,713)	—	—	—	—	(2,713)
Exercise of common stock options	99	—	2,413	—	—	—	—	2,413
Issuance of common stock to directors	3	—	80	—	—	—	—	80
Vesting of restricted stock units	42	—	—	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	(9)	—	(282)	—	—	—	—	(282)
Stock-based compensation	—	—	4,387	—	—	—	—	4,387
Repurchase of common stock	—	—	—	—	—	(1,208)	(40,308)	(40,308)
Balance, January 4, 2015	21,615	$22	$227,146	$103,489	$(236)	(9,756)	$(316,718)	$13,703

The accompanying notes are an integral part of these consolidated financial statements

BLUE NILE, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended January 4, 2015	Year Ended December 29, 2013	Year Ended December 30, 2012
Operating activities:
Net income	$9,731	$10,875	$8,392
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,607	3,141	3,368
(Gain) loss on disposal of property and equipment	—	(7)	45
Stock-based compensation	4,361	5,028	5,087
Deferred income taxes	2,321	2,204	1,030
Tax deficiency from exercise of stock options	(2,713)	(583)	(2,567)
Excess tax benefit from exercise of stock options	(195)	(361)	(37)
Changes in assets and liabilities:
Receivables	(182)	(41)	(323)
Inventories	(7,138)	(1,260)	(4,003)
Prepaid federal income taxes	247	(247)	—
Prepaid expenses and other assets	(216)	(218)	(180)
Accounts payable	6,323	6,432	20,392
Accrued liabilities	1,241	(1,688)	3,052
Other long-term liabilities	55	89	25
Deferred rent	(234)	74	163
Net cash provided by operating activities	17,208	23,438	34,444
Investing activities:
Purchases of property and equipment	(3,771)	(5,528)	(2,525)
Purchase of other investments	—	(280)	(2,000)
Payments for note receivable	—	—	(2,000)
Net cash used in investing activities	(3,771)	(5,808)	(6,525)
Financing activities:
Repurchase of common stock	(40,308)	(10,433)	(38,850)
Proceeds from stock option exercises	2,413	21,377	8,572
Taxes paid for net share settlement of equity awards	(282)	—	—
Excess tax benefit from exercise of stock options	195	361	37
Principal payments under long-term financing obligation	(104)	(60)	(59)
Net cash (used in) provided by financing activities	(38,086)	11,245	(30,300)
Effect of exchange rate changes on cash and cash equivalents	(107)	50	7
Net (decrease) increase in cash and cash equivalents	(24,756)	28,925	(2,374)
Cash and cash equivalents, beginning of period	115,942	87,017	89,391
Cash and cash equivalents, end of period	$91,186	$115,942	$87,017

The accompanying notes are an integral part of these consolidated financial statements

BLUE NILE, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended January 4, 2015	Year Ended December 29, 2013	Year Ended December 30, 2012
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$3,675	$4,965	$4,121
Cash paid for interest relating to long-term financing obligation	3	2	3
Non-cash investing and financing activities:
Payable for purchases of property and equipment	36	7	325

The accompanying notes are an integral part of these consolidated financial statements

BLUE NILE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Description of the Company and Summary of Significant Accounting Policies

The Company

Blue Nile, Inc. (the “Company”) is a leading online retailer of high-quality diamonds and fine jewelry. In addition to sales of diamonds and fine jewelry, the Company provides education, guidance and support to enable customers to more effectively learn about and purchase diamonds and fine jewelry. The Company, a Delaware corporation, based in Seattle, Washington, was formed in March 1999. The Company serves consumers in over 40 countries and territories all over the world through its website at www.bluenile.com.

Fiscal Year

The Company’s fiscal year ends on the Sunday closest to December 31. Each fiscal year consists of four 13-week quarters, with one extra week added in the fourth quarter every five to six years. The Company's fiscal year 2014 ending January 4, 2015 included one extra week in the fourth quarter as a result of the Company's 4-4-5 retail reporting calendar.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates include the allowance for sales returns, accounting for taxes, and assumptions used to determine stock-based compensation expense. Actual results could differ materially from those estimates.

Foreign Currency

The functional currency of most of the Company’s subsidiaries is the applicable local currency. Assets and liabilities have been translated to U.S. dollars using the exchange rates effective on the balance sheet dates, while income and expense accounts are translated at the average rates in effect during the periods presented. The resulting translation adjustments are recorded as a component of other accumulated comprehensive income within stockholders’ equity.

The Company also recognizes gains and losses associated with transactions that are denominated in foreign currencies. The Company recorded a net loss resulting from foreign currency transactions of approximately $0.8 million for the fiscal year ended January 4, 2015 and approximately $0.4 million for each of the fiscal years ended December 29, 2013 and December 30, 2012, within other income, net in the consolidated statements of operations.

Concentration of Risk

The Company maintains the majority of its cash and cash equivalents in accounts with six major financial institutions within and outside the United States, in the form of demand deposits, money market accounts, and time deposits. Deposits in these institutions may exceed the amounts of insurance provided, or deposits may not be covered by insurance. The Company has not experienced losses on its deposits of cash and cash equivalents. The Company’s trade accounts receivable are primarily derived from credit card purchases from customers and the majority are settled within two business days.

The Company’s ability to acquire diamonds and fine jewelry is dependent on its relationships with various suppliers from whom it purchases diamonds and fine jewelry. The Company has reached agreements with certain suppliers to provide access to their inventories of diamonds for its customers, but the terms of these agreements are limited and do not govern the purchase of diamonds for its inventory. Purchase concentration by major supply vendor in fiscal year ended January 4, 2015 with comparative information for fiscal years ended December 29, 2013 and December 30, 2012, is as follows:

BLUE NILE, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended
	January 4, 2015	December 29, 2013	December 30, 2012
Vendor A	7%	10%	6%
Vendor B	6%	5%	4%
Vendor C	5%	5%	4%
	18%	20%	14%

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
To determine if the cost of the Company's inventory should be written down, current and anticipated demand, customer preferences, age of the merchandise and fashion trends are considered. This write-down is equal to the difference between the cost of inventory and its estimated market value. The Company recorded inconsequential write-downs for the fiscal years ended January 4, 2015, December 29, 2013 and December 30, 2012.

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

Impairment of Long-Lived Assets

The Company reviews the carrying value of its long-lived assets, including property and equipment and definite-lived intangible assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. To the extent the estimated future cash inflows attributable to the assets, less estimated future cash outflows, are less than the carrying amount, an impairment loss would be recognized. The Company did not record an impairment loss for long-lived assets for the fiscal years ended January 4, 2015, December 29, 2013 or December 30, 2012.

BLUE NILE, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible Assets

Intangible assets are recorded at cost and consist primarily of the costs incurred to acquire licenses and other similar agreements with finite lives. The gross carrying amount of these licenses was approximately $0.5 million at both January 4, 2015 and December 29, 2013. Accumulated amortization was approximately $0.5 million at January 4, 2015 and $0.4 million at December 29, 2013. Amortization expense was approximately $37,000 in the fiscal year ended January 4, 2015, $55,000 in the fiscal year ended December 29, 2013 and $58,000 in the fiscal year ended December 30, 2012. Amortization expense is estimated to be $22,000 in fiscal 2015, $19,000 in fiscal 2016, $14,000 in fiscal 2017, $9,000 in fiscal 2018, and $3,000 in fiscal 2019.

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

Fair Value of Financial Instruments

The carrying amounts for the Company’s cash, cash equivalents, accounts receivable, note receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities.

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

BLUE NILE, INC
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

The Company requires payment at the point of sale. Amounts received before the customer assumes the risk of loss are not recorded as revenue. For sales to customers in the U.S., Canada, E.U., China, and the United Arab Emirates (the "U.A.E."), the Company recognizes revenue when delivery has occurred, which is typically one to three days after shipment. For international sales, other than to Canada, E.U., China, and the U.A.E., revenue is recognized upon shipment as this is when risk of loss transfers. The Company generally offers a return policy of 30 days and provides an allowance for sales returns during the period in which the sales are made. At January 4, 2015 and December 29, 2013, the reserve for sales returns was $1.0 million and $1.4 million, respectively, and was recorded as an accrued liability. Sales and cost of sales reported in the consolidated statements of operations are reduced to reflect estimated returns. The estimates are based on the Company’s historical product return rates and current economic conditions.

The Company currently has a lifetime diamond upgrade program on all certified diamonds purchased since the Company's inception. This is accounted for as a guarantee and at January 4, 2015 and December 29, 2013, the estimated fair value of the guarantee is inconsequential.

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

Shipping and Handling Costs

The Company’s shipping and handling costs primarily include payments to third-parties for shipping merchandise to the Company’s customers. Shipping and handling costs of approximately $4.8 million, $4.6 million and $4.5 million in the fiscal years ended January 4, 2015, December 29, 2013 and December 30, 2012, respectively, were included in cost of sales.

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

Fulfillment costs include costs incurred in operating and staffing the fulfillment center, including costs attributable to receiving, inspecting and warehousing inventories and picking, packaging and preparing customers’ orders for shipment. Fulfillment costs in the years ended January 4, 2015, December 29, 2013 and December 30, 2012 were approximately $3.3 million, $3.6 million and $3.7 million, respectively.

BLUE NILE, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Marketing

Marketing costs are expensed as incurred. Costs associated with web portal advertising contracts are amortized over the period such advertising is expected to be used. Costs of advertising associated with radio, print and other media are expensed when such services are used. Marketing expense for the fiscal years ended January 4, 2015, December 29, 2013 and December 30, 2012 was approximately $25.0 million, $24.3 million and $21.0 million, respectively.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers (Topic 606)” which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. Early adoption is not permitted. ASU 2014-09 is effective for the Company in the first quarter of fiscal year 2017. The Company is currently evaluating the effect that the updated standard will have on its consolidated financial statements as well as the expected adoption method and related disclosures.

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

Note 2.	Inventories

Inventories consist of the following (in thousands):

	January 4, 2015	December 29, 2013
Loose diamonds	$6,439	$3,321
Fine jewelry and other	35,229	31,209
	$41,668	$34,530

Note 3.	Property and Equipment

Property and equipment consist of the following (in thousands):

BLUE NILE, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	January 4, 2015	December 29, 2013
Computers and equipment	$4,707	$4,325
Software and website development	19,731	16,296
Leasehold improvements	6,615	6,654
Furniture and fixtures	1,249	1,255
Building	539	940
Property and equipment, gross	32,841	29,470
Less: accumulated depreciation and amortization	(22,419)	(19,282)
Property and equipment, net	$10,422	$10,188

Total depreciation expense was approximately $3.6 million, $3.1 million, and $3.3 million for the fiscal years ended January 4, 2015, December 29, 2013 and December 30, 2012, respectively.

Capitalized software costs include external direct costs and internal direct labor and related employee benefits costs of developing software for internal use. Amortization begins in the period in which the software is ready for its intended use. The Company had approximately $6.3 million and $4.9 million of unamortized computer software and website development costs at January 4, 2015 and December 29, 2013, respectively. Depreciation and amortization expense of capitalized software and website development costs was approximately $2.0 million, $1.6 million and $2.0 million in the fiscal years ended January 4, 2015,  December 29, 2013 and December 30, 2012, respectively.

Note 4.	Commitments and Contingencies

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

Leases

The Company leases its office and warehouse facilities and some equipment under non-cancelable lease agreements with initial terms that generally range from two to eleven years. Some of the leases include renewal provisions at the Company’s option. At the inception of the lease, the Company evaluates each agreement to determine whether the lease will be accounted for as an operating or capital lease. The term of the lease used for this evaluation includes renewal option periods only in instances in which the exercise of the renewal option can be reasonably assured and failure to exercise such option would result in an economic penalty. Some of the office leases contain rent escalation clauses and rent holidays. Rent expense is recorded on a straight-line basis over the lease term with the difference between the rent paid and the straight-line rent expense recorded as a deferred rent liability. Lease incentive payments received from the landlord are recorded as deferred rent liabilities and are amortized on a straight-line basis over the lease term as a reduction in rent. For January 4, 2015 and December 29, 2013, the deferred rent balance related to lease incentives was approximately $1.7 million and $1.9 million, respectively.

On May 5, 2014, the Company entered into the Third Amendment to the Commercial Lease Agreement dated July 21, 2006 for its U.S. fulfillment center. The future minimum lease payments are included in the operating lease schedule below. During 2007, the Company made tenant improvements to its U.S. fulfillment center. Due to its financial involvement in the construction of the leased property, the Company recorded the building as property and equipment during the construction period. Upon completion, the transaction did not meet the criteria for sale-leaseback accounting, and accordingly, has been recorded as a long-term financing obligation.

Future minimum lease payments at January 4, 2015 are as follows (in thousands):

BLUE NILE, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Financing Obligation	Operating Leases
2015	$36	$1,524
2016	36	1,373
2017	36	1,250
2018	37	1,268
2019	30	1,266
Thereafter	—	1,912
Total minimum lease payments	175	$8,593
Less: amounts representing interest	(9)
Present value of minimum lease payments	166
Residual value	355
Less: current maturities	(32)
Total long-term financing obligation less current maturities	$489

Assets under the long-term financing obligation amounted to $0.5 million at January 4, 2015 and $0.6 million at December 29, 2013. These amounts are net of accumulated depreciation of approximately $20,000 as of January 4, 2015 and $0.3 million as of December 29, 2013. Such assets are classified within property and equipment, net, in the accompanying balance sheets. The residual value of the long-term financing obligation represents the estimated fair value of the financing at the end of the Company’s lease term. Rent expense under non-cancellable lease terms which includes certain common area maintenance costs, was approximately $1.3 million, $1.0 million and $0.8 million for the fiscal years ended January 4, 2015, December 29, 2013 and December 30, 2012, respectively.

Note 5.	Preferred Stock

The Company has 5,000,000 shares of undesignated preferred stock authorized for future issuance. Shares of preferred stock may be issued from time to time in one or more series, with designations, preferences, and limitations established by the Company’s board of directors.

Note 6.	Stock-Based Compensation

Stock Option Plans

As of January 4, 2015, the Company has a total of four equity plans.

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

On May 21, 2013, the Company adopted the 2013 Equity Incentive Plan (“2013 Plan”). The 2013 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards and other stock awards. The 2013 Plan is intended to be the successor to the 2004 Plan and the Directors' Plan. Any equity compensation that would have been granted under the 2004 Plan or Directors' Plan is now granted under the 2013 Plan. As of January 4, 2015, there were 1,329,750 shares of common stock reserved for future grants under the 2013 Plan.

BLUE NILE, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The majority of options granted generally provide for 25% vesting on the first anniversary from the date of grant with the remainder vesting monthly over the subsequent three years and expire 10 years from the date of grant. All of our outstanding stock options are non-qualified stock options. RSUs generally vest 25% on the first anniversary from the date of grant with the remaining vesting quarterly over three years.

Employee Stock Purchase Plans

In April 2004, the Company adopted the 2004 Employee Stock Purchase Plan (the “Purchase Plan”). As of January 4, 2015, 1,000,000 shares of common stock are authorized to be sold under the Purchase Plan. Commencing on the first day of the fiscal year in which the Company first makes an offering under the Purchase Plan, this amount will be increased annually for 20 years. The increase in amount is the lesser of 320,000 shares or one and one half percent of the number of shares of common stock outstanding on each such date, unless a lower number of shares is approved by the board of directors. The Purchase Plan is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code. As of January 4, 2015, no shares of common stock have been offered for sale under the Purchase Plan.

 Option Grants to Non-Employees

The Company accounts for equity instruments issued to non-employees at their fair value on the measurement date.

Stock-Based Compensation Expense

The following weighted average assumptions were used for the valuation of stock options granted during the periods presented:

	Year Ended
	January 4, 2015	December 29, 2013	December 30, 2012
Expected term	4.5 years	4.5 years	4.3 years
Expected volatility	46.9%	56.9%	58.9%
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	1.5%	0.9%	0.7%
Estimated weighted average fair value per option granted	$13.28	$14.68	$15.45

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

The following table represents total stock-based compensation expense recognized in the consolidated financial statements (in thousands):

BLUE NILE, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended
	January 4, 2015	December 29, 2013	December 30, 2012
Stock-based compensation expense in selling, general and administrative expenses	$4,196	$4,860	$4,867
Stock-based compensation expense in cost of sales	85	88	100
Total stock-based compensation expense in the consolidated statements of operations	$4,281	$4,948	$4,967
Total related tax benefit	$1,498	$1,732	$1,753
Stock-based compensation capitalized	$106	$158	$133

Stock-based compensation capitalized is included in property and equipment, net, in the consolidated balance sheets as a component of the cost capitalized for website development and the development of software for internal use. As of January 4, 2015, the Company had total unrecognized compensation costs related to unvested stock options and RSUs of approximately $5.6 million, before income taxes. The Company expects to recognize this cost over a weighted average period of 1.91 years for the options and 2.63 years for the RSUs.

The following summarizes all stock option transactions from January 2, 2012 through January 4, 2015:

	Options	Weighted average exercise price	Weighted average remaining contractual term	Total intrinsic value
	(In thousands)		(In years)	(In thousands)
Balance, January 2, 2012	2,391	$40.82
Granted	432	33.15
Exercised	(220)	31.15
Canceled	(404)	50.26
Balance, December 30, 2012	2,199	38.55
Granted	117	31.67
Exercised	(716)	29.88
Canceled	(107)	41.83
Balance, December 29, 2013	1,493	41.93
Granted	79	33.00
Exercised	(99)	24.39
Canceled	(452)	49.56
Balance, January 4, 2015	1,021	$39.56	6.00	$2,199
Vested and expected to vest at January 4, 2015	999	$39.71	5.95	$2,147
Exercisable at January 4, 2015	773	$41.51	5.38	$1,630

The total intrinsic value of options exercised were approximately $1.1 million, $7.3 million and $1.6 million in the fiscal years ended January 4, 2015, December 29, 2013 and December 30, 2012, respectively. During the fiscal years ended January 4, 2015, December 29, 2013 and December 30, 2012, the total fair value of options vested was approximately $2.9 million, $4.9 million and $4.6 million, respectively.

The following table summarizes additional information about stock options outstanding at January 4, 2015:

BLUE NILE, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Outstanding			Exercisable
	Options	Weighted Average
		Remaining Contractual Life	Exercise Price
Range of Exercise Price				Options	Weighted Average Exercise Price
	(In thousands)	(In years)		(In thousands)
$20.28 — $32.42	265	6.33	$28.68	189	$27.92
$32.43 — $33.45	287	7.28	33.27	158	33.25
$35.56 — $49.27	292	5.54	41.62	254	42.20
$49.28 — $94.99	177	4.20	62.69	172	62.92
	1,021	6.00	39.56	773	41.51

The following summarizes all RSU activity from January 2, 2012 through January 4, 2015:

	RSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Balance, January 2, 2012	—	$—
Granted	6	29.67
Vested	(3)	35.23
Canceled	—	—
Balance, December 30, 2012	3	29.67
Granted	97	32.07
Vested	(10)	38.76
Canceled	(2)	31.34
Balance, December 29, 2013	88	31.01
Granted	91	33.01
Vested	(42)	32.30
Canceled	(28)	32.73
Balance, January 4, 2015	109	$31.74	1.22	$3,810
Vested and expected to vest at January 4, 2015	96	$36.85	1.13	$3,368

The aggregate intrinsic value in the tables above are before applicable income taxes and represent the amount recipients would have received if all stock options had been exercised or RSUs had been released on the last business day of the period indicated, based on the closing stock price of the Company's common stock on such date. The total intrinsic value of RSUs vested was approximately $1.5 million, $0.5 million and $0.1 million in the fiscal years ended January 4, 2015, December 29, 2013 and December 30, 2012, respectively. During the fiscal years ended January 4, 2015, December 29, 2013 and December 30, 2012, the total fair value of RSUs vested was approximately $1.4 million, $0.4 million and $0.1 million, respectively.

Note 7.	Common Stock

On October 28, 2013, the Company’s board of directors authorized the renewal of our stock repurchase program. Under this renewed program, we are authorized to repurchase up to $100.0 million of our common stock within the 24-month period following the approval date. In the fiscal year ended January 4, 2015, the Company repurchased 1.2 million shares of its common stock for an aggregate purchase price of approximately $40.3 million under this authorization. In the fiscal year ended December 29, 2013, the Company repurchased 299,240 shares of the Company’s common stock for an aggregate purchase price of approximately $10.4 million under a previous repurchase authorization that has since expired. As of January 4, 2015,

BLUE NILE, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$59.7 million remained under the repurchase authorization. In the fiscal year ended December 30, 2012, the Company repurchased 1.5 million shares of the Company’s common stock for an aggregate purchase price of approximately $38.9 million under the same previous repurchase authorization that has since expired.

Note 8.	Employee Benefit Plan

The Company has a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code covering all eligible officers and employees. The Company provides a discretionary matching contribution, which has generally been $0.50 for every $1.00 contributed by the employee up to 4% of each employee’s salary. Such contributions were approximately $0.3 million for each of the fiscal years ended January 4, 2015 and December 29, 2013 and December 30, 2012.

Note 9.	Income Taxes

The expense for income taxes consists of the following (in thousands):

	Year Ended
	January 4, 2015	December 29, 2013	December 30, 2012
Current income tax expense	$5,280	$2,069	$6,111
Tax deficiency from stock based compensation recorded in equity	(2,713)	(583)	(2,567)
Deferred income tax expense	2,321	2,204	1,030
Total income tax expense	$4,888	$3,690	$4,574

A reconciliation of the statutory Federal income tax rate to the effective tax rate is as follows:

	Year Ended
	January 4, 2015	December 29, 2013	December 30, 2012
Statutory federal income tax rate	35.0%	35.0%	35.0%
Domestic production activities deduction	(1.4)%	(7.8)%	—%
Other, net	(0.2)%	(1.9)%	0.3%
Effective tax rate	33.4%	25.3%	35.3%

Deferred income taxes reflect the net tax effect of temporary differences between amounts recorded for financial reporting purposes and amounts used for tax purposes. The major components of deferred tax assets are as follows (in thousands):

BLUE NILE, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	January 4, 2015	December 29, 2013
Deferred tax assets:
Current:
Reserves and allowances	$883	$804
Deferred rent	91	96
Inventory	248	261
Other	270	190
Noncurrent:
Stock-based compensation	5,135	7,174
Deferred rent	691	768
Financing obligation	171	201
Other	343	255
Gross deferred tax assets	$7,832	$9,749
Valuation allowance	(109)	(36)
Gross deferred tax assets, net of valuation allowance	$7,723	$9,713

Deferred tax liabilities:
Current:
Prepaid expenses	$(369)	$(295)
Other	—	(18)
Noncurrent:
Leased building	(182)	(216)
Excess of book over tax depreciation and amortization	(2,985)	(2,676)
Gross deferred tax liabilities	(3,536)	(3,205)
Net deferred tax assets	$4,187	$6,508

At January 4, 2015, the Company had foreign net operating loss carryforwards for income tax purposes of approximately $0.4 million. If not utilized the foreign net operating loss carryforwards will begin to expire in 2017.

The Company had a valuation allowance of $109,000 and $36,000 at January 4, 2015 and December 29, 2013, respectively. The valuation allowance relates to foreign net operating losses that would be realizable only upon the generation of future taxable income in the jurisdiction in which the losses were incurred.

Income taxes payable were $1.3 million at January 4, 2015 and were included in accrued liabilities. Prepaid income taxes were $0.2 million at December 29, 2013.

The Company has not provided for deferred taxes on unremitted earnings of subsidiaries outside the United States where such earnings are permanently reinvested. At January 4, 2015, unremitted earnings of foreign subsidiaries were $1.0 million. The amount of unrecognized deferred tax liability associated with these unremitted earnings is approximately $0.3 million. If these earnings were distributed in the form of dividends or otherwise, the Company would be subject to U.S. income taxes less an adjustment for applicable foreign tax credits.

The tax benefit realized for the tax deduction from stock-based compensation totaled $0.9 million, $2.7 million, and $0.6 million for the years ended January 4, 2015, December 29, 2013, and December 30, 2012, respectively.

As of January 4, 2015, the Company had $0.1 million of gross unrecognized tax benefits all of which, if recognized, would affect the effective tax rate. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2011. The following table summarizes the gross unrecognized tax benefits activity for the fiscal years ended January 4, 2015, December 29, 2013, and December 30, 2012, (in thousands):

BLUE NILE, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended
	January 4, 2015	December 29, 2013	December 30, 2012
Unrecognized tax benefits - beginning balance	$86	$—	$—
Increase related to current year tax positions	57	86	—
Unrecognized tax benefits - ending balance	$143	$86	$—

Note 10.	Income Per Share

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

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Year Ended
	January 4, 2015	December 29, 2013	December 30, 2012
Net income	$9,731	$10,875	$8,392
Weighted average common shares outstanding	12,144	12,540	13,204
Basic net income per share	$0.80	$0.87	$0.64
Dilutive effect of stock options and restricted stock units	65	220	223
Common stock and common stock equivalents	12,209	12,760	13,427
Diluted net income per share	$0.80	$0.85	$0.63

The following is a summary of the securities outstanding during the respective periods that have been excluded from the calculations because the effect on net income per share would have been antidilutive (in thousands):

Year Ended
January 4, 2015	December 29, 2013	December 30, 2012
1,004	1,193	1,337

Note 11.	Segment and Geographic Information

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

The tables below represent information by geographic area (in thousands):

BLUE NILE, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended
	January 4, 2015	December 29, 2013	December 30, 2012
Net sales to customers:
United States
Engagement	$266,379	$255,832	$226,578
Non-engagement	126,018	120,988	111,070
Total United States	392,397	376,820	337,648
Other countries
Engagement	64,847	58,958	49,932
Non-engagement	16,272	14,230	12,455
Total other countries	81,119	73,188	62,387
Total	$473,516	$450,008	$400,035

	Year Ended
	January 4, 2015	December 29, 2013	December 30, 2012
Long-lived assets (net book value):
United States	$10,403	$10,026	$7,803
Other countries	19	162	73
Total	$10,422	$10,188	$7,876

Note 12.     Related Party Transactions

Michael Potter, a director of the Company, is a member of the board of directors of zulily, Inc. ("zulily”), an online store offering daily sales of top-quality apparel, gear and other products for moms, babies and kids. Mr. Potter also has an ownership interest in zulily.

The Company did not sell any products to zulily during the fiscal years ended January 4, 2015 and December 29, 2013. The Company sold products to zulily of approximately $9,800 in fiscal year ended December 30, 2012.

As set forth in Note 1, the Company has a minority ownership in two privately-held companies. The Company sold products to one entity for approximately $1.2 million for fiscal year ended January 4, 2015, $1.8 million for fiscal year ended December 29, 2013, and $1.2 million for fiscal year ended December 30, 2012 respectively. The Company had trade receivables due from this entity of approximately $0.1 million at January 4, 2015 and $0.8 million at December 29, 2013 recorded in trade accounts receivable in the consolidated balance sheets. The Company sold products to the other entity for approximately $0.3 million for fiscal year ended January 4, 2015 and approximately $0.1 million for fiscal year ended December 29, 2013. The Company had receivables due from this entity of approximately $6,000 at January 4, 2015 recorded in trade accounts receivable in the consolidated balance sheets. The Company did not have any trade receivables due from this entity as of December 29, 2013.

Note 13.     Revolving Line of Credit

On February 11, 2013, the Company entered into a Credit Agreement (the "Credit Agreement") with U.S. Bank National Association (the "Lender"). On February 21, 2014, the Company renewed its Credit Agreement (the "First Loan Modification") with the Lender. The First Loan Modification provides for a $40.0 million (the "New Credit Limit") unsecured, revolving credit facility (the "Renewed Revolving Loan") with an option to increase the borrowing limit by $10.0 million. Under the terms and conditions of the First Loan Modification, the Company may borrow from the Lender for one year with annual renewals at the Lender's discretion. The aggregate principal amounts outstanding at any one time shall not exceed the New Credit Limit. There was a $60,000 modification fee for the Renewed Revolving Loan. Interest on the advances is the daily reset LIBOR rate plus 1.65%.

BLUE NILE, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Renewed Revolving Loan also includes term-out provisions. The term-out provisions include the option to term out the outstanding line balance for a term of up to five years with full amortization. Outstanding term facilities will reduce availability on the revolving line of credit. The term out option will be subject to pro forma compliance with all covenants. Advances made for the purpose of repurchases of the Company’s common stock are required to be termed out at a minimum of $5.0 million. The Company also maintains the option to term out advances for other purposes in any increment. Interest on the termed out advances shall accrue on a fixed or floating basis rates predetermined by the Lender and Borrower.

Pursuant to the terms of the Credit Agreement, the Company must reduce the outstanding balance of the Renewed Revolving Loan to no more than zero for a minimum of 30 consecutive days annually. The Credit Agreement further provides that the Company maintain compliance with certain covenants.

As of the January 4, 2015, there are no amounts outstanding under the Credit Agreement and the Company is in compliance with its covenants under the Credit Agreement.

Note 14.    Selected Quarterly Financial Information (unaudited)

Summarized quarterly financial information for fiscal years 2014 and 2013 is as follows (in thousands, except per share data):

	Q1	Q2	Q3	Q4
2014 quarter:
Net sales	$103,726	$106,571	$105,760	$157,459
Gross profit	19,125	20,167	18,850	28,500
Net income	1,079	2,171	1,650	4,831
Basic net income per share	0.08	0.18	0.14	0.41
Diluted net income per share	0.08	0.18	0.14	0.41

	Q1	Q2	Q3	Q4
2013 quarter:
Net sales	$97,111	$108,014	$98,925	$145,958
Gross profit	17,646	20,097	18,687	27,221
Net income	832	2,206	2,906	4,931
Basic net income per share	0.07	0.18	0.23	0.38
Diluted net income per share	0.07	0.17	0.23	0.38

BLUE NILE, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15.	Subsequent Events

On February 17, 2015, the Company renewed its Credit Agreement with the Lender with essentially the same financial terms as under the First Loan Modification. The Credit Agreement termination date has now been extended to February 28, 2016.

BLUE NILE, INC.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Revenue, Costs or Expenses	Deductions (A)	Balance at End of Period
		(In thousands)
Reserve for sales returns:
Year ended:
January 4, 2015	$1,386	$49,860	$(50,211)	$1,035
December 29, 2013	1,367	38,911	(38,892)	1,386
December 30, 2012	1,087	36,720	(36,440)	1,367
____________________

(A)	Deductions for sales returns consist of actual sales returns in each period.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Under the supervision and with the participation of our management, including the certifying officers, we assessed the effectiveness of our internal control over financial reporting as of January 4, 2015, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on this assessment, management has concluded that our internal control over financial reporting was effective at the “reasonable assurance” level as of January 4, 2015.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of January 4, 2015, as stated in their audit report below.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended January 4, 2015, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Blue Nile, Inc.
Seattle, Washington
We have audited the internal control over financial reporting of Blue Nile, Inc. and subsidiaries (the “Company”) as of January 4, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 4, 2015, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 4, 2015 of the Company and our report dated March 2, 2015 expressed an unqualified opinion thereon.
/s/ Deloitte & Touche LLP
Seattle, Washington
March 2, 2015

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item relating to our executive officers will be contained in our Proxy Statement with respect to our 2015 Annual Meeting of Stockholders under the caption “Executive Officers” and is incorporated herein by reference. The information required by this Item relating to our directors and nominees, including information with respect to audit committee financial experts and our code of ethics, will be contained in our Proxy Statement with respect to our 2015 Annual Meeting of Stockholders under the caption “Election of Directors” and is incorporated herein by reference. The information required by this Item regarding compliance with Section 16(a) of the Securities Exchange Act will be contained in our Proxy Statement with respect to our 2015 Annual Meeting of Stockholders under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year.

Item 11.	Executive Compensation

The information required by this Item will be contained in our Proxy Statement with respect to our 2015 Annual Meeting of Stockholders under the captions “Compensation of Executive Officers,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Compensation of Directors,” and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be contained in our Proxy Statement with respect to our 2015 Annual Meeting of Stockholders under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be contained in our Proxy Statement with respect to our 2015 Annual Meeting of Stockholders under the captions “Transactions with Related Persons” and “Election of Directors” and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year.

Item 14.	Principal Accounting Fees and Services

The information required by this Item will be contained in our Proxy Statement with respect to our 2015 Annual Meeting of Stockholders under the caption “Ratification of Selection of Independent Auditors” and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
Index to Consolidated Financial Statements
a.  The following documents are filed as part of this Annual Report on Form 10-K:

		Page
1.	Financial Statements:
	Report of Independent Registered Public Accounting Firm	33
	Consolidated Balance Sheets, as of January 4, 2015 and December 29, 2013	34
	Consolidated Statements of Operations, for the fiscal years ended January 4, 2015, December 29, 2013 and December 30, 2012	35
	Consolidated Statements of Comprehensive Income, for the fiscal years ended January 4, 2015, December 29, 2013 and December 30, 2012	36
	Consolidated Statements of Changes in Stockholders’ Equity, for the fiscal years ended January 4, 2015, December 29, 2013 and December 30, 2012	37
	Consolidated Statements of Cash Flows, for the fiscal years ended January 4, 2015, December 29, 2013 and December 30, 2012	38
	Notes to Consolidated Financial Statements	40
2.	Financial Statement Schedule:
	Schedule II, Valuation and Qualifying Accounts	56
	All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
3.	Exhibits:
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

Date: March 2, 2015

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

By	/s/ Harvey Kanter	March 2, 2015
Harvey Kanter, Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)

By	/s/ David Binder	March 2, 2015
David Binder, Chief Financial Officer (Principal Financial Officer)

By	/s/ Chris Bruzzo	February 26, 2015
Chris Bruzzo, Director

By	/s/ Scott Howe	February 25, 2015
Scott Howe, Director

By	/s/ Leslie Lane	February 27, 2015
Leslie Lane, Director

By	/s/ Mindy Meads	February 25, 2015
Mindy Meads, Director

By	/s/ Michael Potter	February 25, 2015
Michael Potter, Director

By	/s/ Steve Scheid	February 25, 2015
Steve Scheid, Director

By	/s/ Mary Alice Taylor	February 25, 2015
Mary Alice Taylor, Director

By
Robert van Schoonenberg, Director

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference. Where an exhibit is incorporated by reference, the number in parentheses indicates the document to which cross-reference is made. See the end of this exhibit index for a listing of cross-reference documents.

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of Blue Nile, Inc.

3.2(2)	Amended and Restated Bylaws of Blue Nile, Inc.

4.1	Reference is made to Exhibits 3.1, and 3.2.

4.2(3)	Specimen Stock Certificate.

10.1.1(21)*	Blue Nile, Inc. Amended and Restated 1999 Equity Incentive Plan.

10.1.2(21)*	Form of Stock Option Agreement pursuant to the Blue Nile, Inc. 1999 Equity Incentive Plan.

10.2(10)*	Third Amended and Restated 2004 Non-Employee Directors’ Stock Option Plan.

10.3(21)*	Blue Nile, Inc. 2004 Employee Stock Purchase Plan.

10.4.1(11)*	Blue Nile, Inc. 2004 Equity Incentive Plan.

10.4.2(32)*	Form of Option Agreement pursuant to the 2004 Equity Incentive Plan.

10.4.3(32)*	Form of Stock Option Grant Notice-Employee pursuant to the 2004 Equity Incentive Plan.

10.4.4(32)*	Form of Stock Option Grant Notice-Non-Employee Director pursuant to the 2004 Equity Incentive Plan.

10.4.5(32)*	Form of Restricted Stock Unit Grant Notice-Employee under the Blue Nile, Inc. 2004 Equity Incentive Plan.

10.4.6(32)*	Form of Restricted Stock Unit Grant Notice-Non-Employee Director under the Blue Nile, Inc. 2004 Equity Incentive Plan.

10.4.7(32)*	Form of Restricted Unit Award Agreement under the Blue Nile, Inc. 2004 Equity Incentive Plan.

10.5.1(22)*	Blue Nile, Inc. 2013 Equity Incentive Plan.

10.5.2(23)*	Form of Option Agreement pursuant to the 2013 Equity Incentive Plan.

10.5.3(24)*	Form of Stock Option Grant Notice-Employee pursuant to the 2013 Equity Incentive Plan.

10.5.4(25)*	Form of Stock Option Grant Notice-Non-Employee Director pursuant to the 2013 Equity Incentive Plan.

10.5.5(26)*	Form of Restricted Stock Unit Grant Notice-Employee under the Blue Nile, Inc. 2013 Equity Incentive Plan.

10.5.6(27)*	Form of Restricted Stock Unit Grant Notice-Non-Employee Director under the Blue Nile, Inc. 2013 Equity Incentive Plan.

10.5.7(28)*	Form of Restricted Unit Award Agreement under the Blue Nile, Inc. 2013 Equity Incentive Plan.

10.6(13)	Lease Agreement, dated January 6, 2011, between Merrill Place LLC and the registrant.

10.6.1(11)	Lease, dated June 28, 2001, between Gull Industries, Inc. and the registrant.

10.6.2(11)	First Amendment to Lease, dated December 11, 2002 between Gull Industries, Inc. and the registrant.

10.6.3(11)	Second Amendment to Lease, dated November 15, 2003, between Gull Industries, Inc. and the registrant.

10.6.4(29)	First Amendment to Lease, dated April 1, 2012 between AGNM Merrill Place, LLC., and the registrant.

Exhibit Number	Description
10.6.5(30)	Second Amendment to Lease, dated November 14, 2012 between AGNM Merrill Place, LLC., and the registrant.

10.7(7)	Commercial lease, dated July 21, 2006, between Gull Industries, Inc. and the registrant.

10.7.1(8)	First Amendment to Commercial Lease, dated May 19, 2011 between 5901 Fourth LLC and the registrant.

10.7.2(15)	Third Amendment to Lease, dated May 5, 2014, between 5901 Fourth LLC and the registrant.

10.8(6)*	Offer Letter with Harvey Kanter, dated March 2, 2012.

10.9(31)*	Severance Agreement between Blue Nile, Inc. and Vijay Talwar, dated March 5, 2014.

10.10(9)*	Offer Letter with David Binder, dated June 30, 2011.

10.12(16)*	Offer Letter with Julie Yoakum, dated June 7, 2012.

10.13(5)*	Blue Nile Inc. Indemnification Agreement.

10.14(17)*	Performance Bonus Plan.

10.15(12)*	Amended and Restated Change of Control Severance Plan.

10.16(19)	Credit Agreement Between Blue Nile, Inc. and U.S. Bank National Association dated February 11, 2013.

10.17(21)	First Loan Modification Agreement Between Blue Nile, Inc. and U.S. Bank National Association dated February 21, 2014.

10.18(33)	Second Loan Modification Agreement Between Blue Nile, Inc. and U.S. Bank National Association dated February 17, 2015.

10.19(18)*	Executive Cash Bonus Plan for Fiscal Year 2014.

10.20(20)*	Executive Cash Bonus Plan for Fiscal Year 2015.

10.21(34)*	2015 Change of Control Severance Plan

10.22(35)*	2014 Compensation Program for Non-Employee Directors.

21.1(4)	Subsidiaries of the Registrant.

23.1(4)	Consent of Deloitte & Touche LLP.

24.1	Powers of Attorney of Officers and Directors signing this Annual Report on Form 10-K (see page 60).

31.1(4)	Certification of Principal Chief Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2(4)	Certification of Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1(14)	Certification of Principal Chief Executive Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2 (14)	Certification of Principal Financial Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
____________________

*	Denotes a management contract or compensatory plan, contract or agreement, in which the Company’s directors or executive officers may participate.

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

(15)
Previously filed as Exhibit 10.4 to Blue Nile, Inc.’s Quarterly Report on Form 10-Q (No. 000-50763), as filed with the Securities and Exchange Commission on May 6, 2014 and incorporated by reference herein.

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

(18)
Previously filed as Exhibit 10.1 to Blue Nile, Inc.’s Current Report on Form 8-K (No. 000-50763), as filed with the Securities and Exchange Commission on March 26, 2014, and incorporated by reference herein.

(19)
Previously filed as Exhibit 10.1 to Blue Nile, Inc.’s Current Report on Form 8-K (No. 000-50763), as filed with the Securities and Exchange Commission on February 12, 2013, and incorporated by reference herein.

(20)
Previously filed as Exhibit 10.1 to Blue Nile, Inc.’s Current Report on Form 8-K (No. 000-50763), as filed with the Securities and Exchange Commission on February 10, 2015, and incorporated by reference herein.

(21)
Previously filed as Exhibit 10.17 to Blue Nile, Inc.'s Annual Report on Form 10-K (No. 000-50763), as filed with the Securities and Exchange Commission on February 25, 2014, and incorporated by reference herein.

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

(31)
Previously filed as Exhibit 10.1 to Blue Nile, Inc.’s Current Report on Form 8-K (No. 000-50763), as filed with the Securities and Exchange Commission on March 18, 2014, and incorporated by reference herein.

(32) Previously filed as the like numbered exhibit to Blue Nile, Inc.’s Annual Report on Form 10-K (No. 000-50763), as filed with the Securities and Exchange Commission on February 25, 2013, and incorporated by reference herein.
(33) Previously filed as Exhibit 10.1 to Blue Nile, Inc.’s Current Report on Form 8-K (No. 000-50763), as filed with the Securities and Exchange Commission on February 20, 2015, and incorporated by reference herein.
(34) Previously filed as Exhibit 10.1 to Blue Nile, Inc.’s Current Report on Form 8-K (No. 000-50763), as filed with the Securities and Exchange Commission on January 23, 2015, and incorporated by reference herein.
(35) Previously filed as Exhibit 10.1 to Blue Nile, Inc.’s Quarterly Report on Form 10-Q (No. 000-50763), as filed with the Securities and Exchange Commission on August 7, 2014 and incorporated by reference herein.