Form 10-Q
period 2015-04-05
BLUE NILE INC
filed 2015-05-12
CIK 1091171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________________________________
FORM 10-Q
 __________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 5, 2015
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of May 5, 2015, the registrant had 11,867,826 shares of common stock outstanding.

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements that involve many risks and uncertainties. These statements, which relate to future events and our future performance, are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management as of the date of this filing. In some cases, you can identify forward-looking statements by terms such as “would,” “could,” “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “might,” “predict,” “potential,” “targets,” “seek,” or “continue,” the negative of these terms or other variations of such terms. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business and other characterizations of future events or circumstances are forward-looking statements. These statements are only predictions based upon assumptions made that are believed to be reasonable at the time, and are subject to risk and uncertainties. Therefore, actual events or results may differ materially and adversely from those expressed in any forward-looking statement. In evaluating these statements, you should specifically consider the risks described under the caption “Item 1A — Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. These factors, and other factors, may cause our actual results to differ materially from any forward-looking statement. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

BLUE NILE, INC.

PART I. FINANCIAL INFORMATION
Item  1. Financial Statements
BLUE NILE, INC.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except par value)

	April 5, 2015	January 4, 2015	March 30, 2014

ASSETS
Current assets:
Cash and cash equivalents	$39,657	$91,186	$56,713
Trade accounts receivable, net	2,801	2,137	2,856
Other accounts receivable	1,206	1,571	255
Inventories	38,349	41,668	35,181
Deferred income taxes	988	1,123	711
Prepaid income taxes	196	—	627
Prepaids and other current assets	1,345	1,524	1,488
Total current assets	84,542	139,209	97,831
Property and equipment, net	10,319	10,422	9,945
Intangible assets, net	98	103	130
Deferred income taxes	3,237	3,064	5,526
Note receivable	2,000	2,000	2,000
Other investments	2,280	2,280	2,280
Other assets	232	256	241
Total assets	$102,708	$157,334	$117,953
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$77,763	$128,675	$81,876
Accrued liabilities	6,262	11,992	5,614
Current portion of long-term financing obligation	32	32	36
Current portion of deferred rent	295	292	281
Total current liabilities	84,352	140,991	87,807
Long-term financing obligation, less current portion	480	489	574
Deferred rent, less current portion	1,913	1,982	2,170
Other long-term liabilities	168	169	114
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, none issued and outstanding	—	—	—
Common stock, $0.001 par value; 300,000 shares authorized; 21,632, 21,615 and 21,546 shares issued, respectively, 11,876, 11,859 and 12,522 shares outstanding, respectively	22	22	22
Additional paid-in capital	228,189	227,146	225,399
Accumulated other comprehensive loss	(374)	(236)	(32)
Retained earnings	104,676	103,489	94,837
Treasury stock, at cost; 9,756, 9,756 and 9,024 shares outstanding, respectively	(316,718)	(316,718)	(292,938)
Total stockholders’ equity	15,795	13,703	27,288
Total liabilities and stockholders’ equity	$102,708	$157,334	$117,953
The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE NILE, INC.
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Quarter ended
	April 5, 2015	March 30, 2014
Net sales	$106,447	$103,726
Cost of sales	86,474	84,601
Gross profit	19,973	19,125
Selling, general and administrative expenses	18,063	17,517
Operating income	1,910	1,608
Other (expense) income, net:
Interest income, net	36	48
Other expense, net	(83)	(2)
Total other (expense) income, net	(47)	46
Income before income taxes	1,863	1,654
Income tax expense	676	575
Net income	$1,187	$1,079
Basic net income per share	$0.10	$0.08
Diluted net income per share	$0.10	$0.08
The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE NILE, INC.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	Quarter ended
	April 5, 2015	March 30, 2014
Net income	$1,187	$1,079
Other comprehensive income:
Foreign currency translation adjustments	(138)	(6)
Total comprehensive income	$1,049	$1,073
The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE NILE, INC.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount		Retained Earnings		Shares	Amount	Total Stockholders’ Equity
Balance, January 5, 2015	21,615	$22	$227,146	$103,489	$(236)	(9,756)	$(316,718)	$13,703
Net income				1,187				1,187
Other comprehensive loss					(138)			(138)
Tax deficiency from exercise of stock options			(36)					(36)
Exercise of common stock options	—	—						—
Issuance of common stock to directors	—	—	10					10
Vesting of restricted stock units	23	—						—
Shares withheld related to net share settlement of equity awards	(6)	—	(168)					(168)
Stock-based compensation			1,237					1,237
Repurchase of common stock						—	—	—
Balance, April 5, 2015	21,632	$22	$228,189	$104,676	$(374)	(9,756)	$(316,718)	$15,795
The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE NILE, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Quarter ended
	April 5, 2015	March 30, 2014
Operating activities:
Net income	$1,187	$1,079
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	904	922
Stock-based compensation	1,218	1,101
Deferred income taxes	(38)	271
Tax (deficiency) benefit from exercise of stock options	(36)	103
Excess tax benefit from exercise of stock options	—	(155)
Changes in assets and liabilities:
Receivables	(299)	415
Inventories	3,319	(651)
Prepaid federal income taxes	(196)	(380)
Prepaid expenses and other assets	203	(165)
Accounts payable	(50,949)	(41,155)
Accrued liabilities	(5,730)	(5,137)
Deferred rent and other	(67)	(57)
Net cash used in operating activities	(50,484)	(43,809)
Investing activities:
Purchases of property and equipment	(799)	(628)
Net cash used in investing activities	(799)	(628)
Financing activities:
Repurchase of common stock	—	(15,836)
Proceeds from stock option exercises	—	1,084
Taxes paid for net share settlement of equity awards	(168)	(176)
Excess tax benefit from exercise of stock options	—	155
Principal payments under long-term financing obligation	(9)	(15)
Net cash used in financing activities	(177)	(14,788)
Effect of exchange rate changes on cash and cash equivalents	(69)	(4)
Net decrease in cash and cash equivalents	(51,529)	(59,229)
Cash and cash equivalents, beginning of period	91,186	115,942
Cash and cash equivalents, end of period	$39,657	$56,713

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,253	$582
Non-cash investing and financing activities:
Unsettled repurchases of common stock	$—	$692
The accompanying notes are an integral part of these condensed consolidated financial statements.

Blue Nile, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.	Description of Our Business and Summary of Significant Accounting Policies
The Company
Blue Nile, Inc. (“Blue Nile”, the “Company”, “we” or “our”) is a leading online retailer of high-quality diamonds and fine jewelry. In addition to sales of diamonds and fine jewelry, the Company provides education, guidance and support to enable customers to more effectively learn about and purchase diamonds and fine jewelry. The Company, a Delaware corporation based in Seattle, Washington, was formed in March 1999. The Company serves consumers in over 40 countries and territories all over the world through its website at www.bluenile.com. Information found on the Company’s website is not incorporated by reference into this Quarterly Report on Form 10-Q or any of its other filings with the U.S. Securities and Exchange Commission (the “SEC”).
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended January 4, 2015, filed with the SEC on March 2, 2015 (the “Annual Report”). The same accounting policies are followed for preparing quarterly and annual financial statements. In the opinion of management, all adjustments necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods have been included and are of a normal, recurring nature.
The financial information as of January 4, 2015 is derived from the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended January 4, 2015, included in Item 8 of the Annual Report.
Due to a number of factors, including the seasonal nature of the retail industry and other factors described in this Quarterly Report on Form 10-Q, quarterly results are not necessarily indicative of the results for the full fiscal year or any other subsequent interim period.
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

Blue Nile, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company offers customers the ability to transact in 23 currencies. Some of the Company’s subsidiaries engage in transactions denominated in currencies other than the Company’s functional currency. Gains or losses arising from these transactions are recorded in other income, net in the condensed consolidated statements of operations.
Note Receivable and Other Investments
The Company holds a minority ownership of a privately-held company in the form of convertible preferred shares, purchased for an aggregate amount of $2.0 million, which we account for under the cost method of accounting.
The Company holds a $2.0 million note receivable (the “Note”) from the same privately-held company. The interest rate changes over the term of the Note to LIBOR plus a predetermined rate per annum. The Note is recorded at its face amount on the Company's condensed consolidated balance sheet.
The Company holds a minority ownership in another privately-held company in the form of common stock and warrants, purchased for $280,000, which we account for under the cost method of accounting.
The Company reviews its investments for impairment when events and circumstances indicate that the decline in fair value of the assets below the carrying value is other-than-temporary. No other-than-temporary impairment charges were recorded for the quarter ended April 5, 2015.
Credit Agreement
On February 17, 2015, the Company renewed its Credit Agreement (the "Credit Agreement") with U.S. Bank National Association (the “Lender”). The Credit Agreement provides for a $40.0 million (the "Credit Limit") unsecured, revolving credit facility (the “Revolving Loan”) with an option to increase the Credit Limit to $50.0 million. Under the terms and conditions of the Credit Agreement, the Company may borrow from the Lender for one year with annual renewals at the Lender's discretion. The Company also has the ability to term out the outstanding line balance to a term of up to five years. The aggregate principal amounts outstanding at any one time shall not exceed the Credit Limit.
As of April 5, 2015, the Company does not have any amounts outstanding under the Credit Agreement and is in compliance with the covenants of the Credit Agreement.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers (Topic 606)” which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. Early adoption is not permitted. ASU 2014-09 is effective for the Company in the first quarter of its fiscal year 2017. The Company is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.
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
As of April 5, 2015, the Company had four equity plans. Additional information regarding these plans is disclosed in the Annual Report.
Stock-based compensation expense, net of estimated forfeitures, is recognized on a straight-line basis over the vesting period for each stock option or restricted stock unit (“RSU”) grant that is expected to vest at some point in the future. Forfeitures are estimated at the date of grant based on the Company's historical experience and future expectations.
The fair value of each stock option on the date of grant is estimated using the Black-Scholes-Merton option valuation model. The fair value of each RSU is based on the Fair Market Value (as defined in the Company's 2013 Equity Incentive Plan) of the Company's common stock on the date of the grant.
There were no stock options granted during the quarter ended April 5, 2015. The assumptions used to calculate the fair value of stock options granted are evaluated and revised, if necessary, to reflect market conditions and the Company’s experience.
A summary of stock option activity for the quarter ended April 5, 2015 is as follows:

	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance, January 5, 2015	1,021	$39.56
Granted	—	—
Exercised	—	—
Canceled	(2)	40.46
Balance, April 5, 2015	1,019	$39.56	5.74	$400
Vested and expected to vest at April 5, 2015	1,003	$39.67	5.70	$400
Exercisable, April 5, 2015	826	$41.06	5.28	$395

During the quarter ended April 5, 2015, the total fair value of stock options vested was $0.8 million.
A summary of RSU activity for the quarter ended April 5, 2015 is as follows:

	RSUs (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance, January 5, 2015	109	$31.74
Granted	255	29.02
Vested	(23)	29.10
Canceled	(1)	31.58
Balance, April 5, 2015	340	$29.88	2.04	$9,846
Vested and expected to vest at April 5, 2015	276	$36.74	1.87	$8,015

Blue Nile, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The aggregate intrinsic value in the tables above are before applicable income taxes and represent the amount recipients would have received if all stock options had been exercised or RSUs had been released on the last business day of the period indicated, based on the closing stock price of the Company's common stock on such date. The total intrinsic value of RSUs vested was approximately $0.7 million during quarters ended April 5, 2015 and March 30, 2014. During the quarters ended April 5, 2015 and March 30, 2014, the total fair value of RSUs vested was approximately $0.7 million and $0.6 million, respectively.
As of April 5, 2015, the Company had total unrecognized compensation costs related to unvested stock options and RSUs of $10.4 million, before income taxes. The Company expects to recognize this cost over a weighted average period of 1.7 years for the options and 3.9 years for the RSUs.

Note 3.	Inventories
Inventories are stated at cost and consist of the following (in thousands):

	April 5, 2015	January 4, 2015	March 30, 2014
Loose diamonds	$5,933	$6,439	$3,992
Fine jewelry and other	32,416	35,229	31,189
Total	$38,349	$41,668	$35,181

Note 4.	Net Income Per Share
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
The following tables set forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Quarter ended
	April 5, 2015	March 30, 2014
Net income	$1,187	$1,079
Weighted average common shares outstanding	11,869	12,800
Basic net income per share	$0.10	$0.08
Dilutive effect of stock options and RSUs	54	113
Common stock and common stock equivalents	11,923	12,913
Diluted net income per share	$0.10	$0.08
The Company excluded 857,992 and 886,586 stock option shares from the computation of diluted net income per share for the quarters ended April 5, 2015 and March 30, 2014, respectively, due to their antidilutive effect.

Blue Nile, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
Management Overview
Blue Nile is a leading online retailer of high-quality diamonds and fine jewelry. We offer our products for sale through the Blue Nile website in over 40 countries and territories throughout the world. We believe that our extensive and unique product selection, connection with our customers through our marketing and customer service efforts, and the value we provide to our customers through our competitive pricing will result in increasing our sales and market share both domestically and internationally. Our primary focus is on growing our business by providing unparalleled quality, selection and value to consumers and delivering exceptional customer service. Our online business model allows us to avoid many of the costs that are typically incurred by physical retail stores. As a result, we are able to realize lower gross margins while remaining profitable and providing value to our customers through lower retail prices.
In order for Blue Nile to achieve significantly greater scale, we believe that consumers in the fine jewelry category need to shift their purchase decisions to online retailers at a more significant rate. We believe that we will influence this trend by providing more compelling reasons to buy from us through enhancements in the online user experience, development of our engagement and non-engagement product lines, and expansion of our international operations. We are also focused on increasing the value proposition that we deliver to our consumers by utilizing our growing acumen in data science, aggressively pricing our products, and deepening our supply chain.
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
As part of our plan to expand our international business, we are extending our capabilities into markets with the highest potential for growth. We believe that the Asia-Pacific market, specifically China, represents a significant long-term opportunity for us. We have and will continue to increase our investments in personnel, infrastructure, fulfillment capabilities, product selection, marketing and enhancing the user experience to drive growth and gain market share.

First Quarter of 2015 Summary of Results of Operations
We achieved first quarter net sales of $106.5 million, a 2.6% increase from the first quarter of 2014. U.S. engagement net sales increased 2.1%, U.S. non-engagement net sales decreased 0.3% and net sales of both engagement and non-engagement products in our international markets increased 8.6% from the first quarter of 2014. International net sales comprised 18.3% of our total net sales for the quarter. Our gross profit increased $0.8 million in the first quarter of 2015, a 4.4% increase compared to the first quarter of 2014. Net income per diluted share was $0.10 in the first quarter of 2015, compared to $0.08 for the first quarter of 2014.

Results of Operations
Comparison of the Quarter Ended April 5, 2015 to the Quarter Ended March 30, 2014
The following table presents our operating results for the quarters ended April 5, 2015 and March 30, 2014, including a comparison of the financial results for these periods (dollars in thousands, except per share data):

	Quarter ended
	April 5, 2015	March 30, 2014	$ Change	% Change
Net sales	$106,447	$103,726	$2,721	2.6%
Cost of sales	86,474	84,601	1,873	2.2%
Gross profit	19,973	19,125	848	4.4%
Selling, general and administrative expenses	18,063	17,517	546	3.1%
Operating income	1,910	1,608	302	18.8%
Other (expense) income, net:
Interest income, net	36	48	(12)	(25.0)%
Other expense, net	(83)	(2)	(81)	n/m
Total other (expense) income, net	(47)	46	(93)	(202.2)%
Income before income taxes	1,863	1,654	209	12.6%
Income tax expense	676	575	101	17.6%
Net income	$1,187	$1,079	$108	10.0%
Basic net income per share	$0.10	$0.08	$0.02
Diluted net income per share	$0.10	$0.08	$0.02
Net Sales
Net sales increased 2.6% during the first quarter of 2015 as compared with the first quarter of 2014. The total net sales increase was due to an increase in average order value, partially offset by a decrease in orders.
Net sales in the U.S. increased 1.4% to $87.0 million for the first quarter of 2015, compared with $85.8 million in the same quarter last year. U.S. engagement net sales for the first quarter of 2015 increased 2.1% to $61.0 million, compared to $59.7 million for the first quarter of 2014. The increase in U.S. engagement net sales was due to an increase in orders offset by a slight decrease in average order value. U.S. non-engagement net sales for the first quarter 2015 decreased 0.3% to $26.0 million, compared to $26.1 million for the first quarter 2014. The decrease in U.S. non-engagement net sales was due to a decrease in orders offset by a slight increase in average order value.
International net sales increased 8.6% to $19.5 million in the first quarter of 2015 from $17.9 million in the first quarter of 2014. International net sales increased due to an increase in orders partially offset by a decrease in average order value. Internally, we monitor our international sales performance on a non-GAAP basis which eliminates the positive or negative effects that result from translating currency from international sales into U.S. dollars (“constant exchange rate basis”). Changes in foreign exchange rates during the first quarter of 2015, compared to the rates in effect during the first quarter of 2014, had a negative impact of approximately 7.8% on international net sales. Excluding the impact of changes in foreign exchange rates, international net sales increased 16.4% for the first quarter of 2015 compared to the first quarter of 2014.

Sales of our engagement products equaled 72.5% of our total revenue in the first quarter of 2015 versus 71.6% in the first quarter of 2014. This increase is due to an increase in the number of orders.
Gross Profit
Gross profit in the first quarter of 2015 increased 4.4% to $20.0 million from $19.1 million in the first quarter of 2014. The increase in gross profit is due to the increase in net sales as well as an increase in the gross margin rate. The gross margin rate was 18.8% for the first quarter of 2015 and 18.4% for the first quarter of 2014. The increase in gross margin rate resulted primarily from mix shift to products at lower price points which generally carry higher mark-up.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 3.1% to $18.1 million in the first quarter of 2015 compared to $17.5 million in the first quarter of 2014 primarily due to an increase in marketing and advertising costs. Marketing and advertising costs increased primarily due to increased spending on online marketing vehicles to drive traffic to our website both domestically and internationally. Selling, general and administrative expenses as a percentage of sales increased to 17.0% in the first quarter of 2015 compared to 16.9% in the first quarter of 2014 as selling, general and administrative expenses accelerated faster than sales.
Operating Income
Operating income was $1.9 million in the first quarter of 2015 compared to $1.6 million in the first quarter of 2014. The increase in operating income is primarily due to an increase in gross profit partially offset by an increase in selling, general and administrative expenses.
Income Taxes
Our effective tax rate increased to 36.3% in the first quarter of 2015 from 34.8% in the first quarter of 2014. The increase is primarily due to nondeductible executive compensation in the first quarter of 2015 and a lower estimated domestic production activities deduction in the first quarter of 2015.
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
As of April 5, 2015, we had a positive working capital of $0.2 million, including cash and cash equivalents of $39.7 million and inventory of $38.3 million, offset by accounts payable of $77.8 million. Current levels of cash and cash equivalents reflect the seasonal pay down of accounts payable in the quarter ended April 5, 2015.

Net cash of $50.5 million was used in operating activities for the quarter ended April 5, 2015, compared to net cash used in operating activities of $43.8 million for the quarter ended March 30, 2014. The increase in cash used for operating activities was primarily attributable to a higher net payment of accounts payable in the current year. Net payment of accounts payable totaled $50.9 million for the quarter ended April 5, 2015 compared to $41.2 million for the quarter ended March 30, 2014.
Net cash of $0.8 million and $0.6 million was used in investing activities for the quarters ended April 5, 2015 and March 30, 2014, respectively. In both years, cash used in investing activities was primarily the result of purchases of property and equipment which includes capitalized costs to develop our website and internal-use software to support our operations. Our capital needs are generally relatively low and include, without limitation, investments in technology and website enhancements, capital improvements to our leased warehouse and office facilities, and furniture and equipment.
Net cash used in financing activities for the quarter ended April 5, 2015 was $0.2 million, primarily related to taxes paid for net share settlement of equity awards. Net cash used in financing activities for the quarter ended March 30, 2014 was $14.8 million, primarily related to the repurchase of common stock of $15.8 million partially offset by $1.1 million of proceeds from stock option exercises.
On October 28, 2013, our board of directors authorized the repurchase of up to $100.0 million of our common stock during the 24-month period following such approval date under our buyback program. Since the repurchase authorization on October 28, 2013 through April 5, 2015, we have repurchased an aggregate of 1,208,147 shares for a total of $40.3 million. This left approximately $59.7 million under this repurchase authorization as of April 5, 2015.
Since the inception of the buyback program in the first quarter of 2005 through April 5, 2015, we have repurchased an aggregate of approximately 9.0 million shares for a total of $316.1 million. Our shares may be repurchased from time to time in open market transactions or in negotiated transactions off the market. The timing and amount of any shares repurchased is determined by our management based on their evaluation of market conditions and other factors, including our cash needs. Repurchases may also be made under a Rule 10b5-1 plan. We continually assess market conditions, our cash position, operating results, current forecasts and other factors when making decisions about stock repurchases.
On February 17, 2015, the Company renewed its Credit Agreement which provides for a $40.0 million Credit Limit under a Revolving Loan with an option to increase the Credit Limit to $50.0 million. We currently do not have any outstanding debt under the Credit Agreement. We believe that our current cash and cash equivalent balances, cash flow from operations and our ability to borrow under the Revolving Loan will be sufficient to meet our anticipated operating and capital expenditure needs for at least the next 12 months. However, projections of future cash needs and cash flows are subject to many factors and to uncertainty. We continually assess our capital structure and opportunities to obtain credit facilities, sell equity or debt securities, or undertake other transactions for strategic reasons or to further strengthen our financial position.
Contractual Obligations
There have been no material changes to our contractual obligations during the period covered by this report from those disclosed in our Annual Report.
Off-Balance Sheet Arrangements
As of April 5, 2015, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
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
The following table reconciles year-over-year international net sales percentage increases (decreases) from the GAAP sales measures to the non-GAAP constant exchange rate basis:

Quarter ended April 5, 2015	Year over year growth	Effect of foreign exchange movements	Year over year growth on constant exchange rate basis
International net sales	8.6%	(7.8)%	16.4%
Quarter ended March 30, 2014	Year over year growth	Effect of foreign exchange movements	Year over year growth on constant exchange rate basis
International net sales	1.9%	(4.5)%	6.4%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Our exposure to financial market risk results primarily from fluctuations in interest rates and foreign currency exchange rates. There have been no material changes to our market risks as disclosed in our Annual Report.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
During the quarter ended April 5, 2015, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed by us in our periodic reports filed or submitted under the Exchange Act with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our certifying officers concluded that as of the end of the period covered by this report these disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended April 5, 2015, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described under Part I, Item 1A “Risk Factors” included in our Annual Report on Form 10-K, as filed with the SEC on March 2, 2015.

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

Purchasers of diamonds and fine jewelry may not choose to shop online, which would prevent us from growing our business.*

The online market for diamonds and fine jewelry is significantly less developed than the online market for books, music, toys and other consumer products. If this market does not gain widespread acceptance, our business may suffer. Our success will depend, in part, on our ability to attract additional consumers who have historically purchased diamonds and fine jewelry through traditional retailers and have chosen not to purchase online. Furthermore, we may have to incur significantly higher and more sustained advertising and promotional expenditures or price our products more competitively than we currently anticipate in order to attract additional online consumers to our website and convert them into purchasing customers. Specific factors that could prevent consumers from purchasing diamonds and fine jewelry from us include:

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

We may be unsuccessful in further expanding our operations internationally.*

For the quarter ended April 5, 2015, international net sales represented 18.3% of our total net sales. We continue to increase marketing and sales efforts and anticipate continuing to expand our international sales and operations in the future either by expanding local versions of our website for foreign markets, through acquisitions, investments or alliances with third parties, or through other means. Investments in foreign entities may be impaired and lose value, and this risk of loss is heightened by potential changes in the legal and regulatory environment in the international markets where these acquired businesses or joint ventures operate.

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

Repurchases of our common stock or other investments we may make may not prove to be the best use of our cash resources.*

We have and plan to continue to opportunistically repurchase shares of our common stock. Since the inception of our stock repurchase program in the first quarter of 2005 through April 5, 2015, we have repurchased an aggregate of 9.0 million shares for a total of $316.1 million. On October 28, 2013, our board of directors authorized the renewal of our stock repurchase program. We are authorized to repurchase up to $100.0 million of our common stock over the 24 months following the approval date.
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

BLUE NILE, INC.
Registrant

Dated: May 12, 2015	/s/ David Binder
David Binder
Chief Financial Officer and Chief Administrative Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1 (1)	Amended and Restated Certificate of Incorporation of Blue Nile, Inc.
3.2 (2)	Amended and Restated Bylaws of Blue Nile, Inc.
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2 (3)	Specimen Stock Certificate.
10.1 (4)*	2015 Change of Control Severance Plan
10.2 (5)*	Executive Cash Bonus Plan for Fiscal Year 2015
10.3 (6)*	CEO Severance Benefits
10.4 (7)	Second Loan Modification Agreement dated February 17, 2015 between Blue Nile, Inc. and U.S. National Bank Association.
31.1 (8)	Certification of Chief Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2 (8)	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1 (8)**	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
32.2 (8)**	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Denotes a management contract or compensatory plan, contract or agreement, in which the Company’s directors or executive officers may participate.

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

(6)
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

(8)	Filed herewith.