Form 10-Q
period 2015-07-05
BLUE NILE INC
filed 2015-08-11
CIK 1091171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________________________________
FORM 10-Q
 __________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 5, 2015
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of August 5, 2015, the registrant had 11,509,917 shares of common stock outstanding.

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

BLUE NILE, INC.

PART I. FINANCIAL INFORMATION
Item  1. Financial Statements
BLUE NILE, INC.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except par value)

	July 5, 2015	January 4, 2015	June 29, 2014

ASSETS
Current assets:
Cash and cash equivalents	$39,661	$91,186	$39,519
Trade accounts receivable	3,875	2,137	1,380
Other accounts receivable, net	1,262	1,571	481
Note receivable	1,200	—	—
Inventories	36,794	41,668	32,149
Deferred income taxes	1,186	1,123	588
Prepaids and other current assets	1,947	1,524	1,673
Total current assets	85,925	139,209	75,790
Property and equipment, net	10,736	10,422	10,026
Intangible assets, net	92	103	119
Deferred income taxes	3,339	3,064	4,001
Note receivable	—	2,000	2,000
Other investments	2,280	2,280	2,280
Other assets	225	256	240
Total assets	$102,597	$157,334	$94,456
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$81,571	$128,675	$77,125
Accrued liabilities	9,366	11,992	6,452
Current portion of long-term financing obligation	33	32	32
Current portion of deferred rent	292	292	273
Total current liabilities	91,262	140,991	83,882
Long-term financing obligation, less current portion	472	489	505
Deferred rent, less current portion	1,844	1,982	2,119
Other long-term liabilities	169	169	115
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, none issued and outstanding	—	—	—
Common stock, $0.001 par value; 300,000 shares authorized; 21,648, 21,615 and 21,593 shares issued, respectively, 11,517, 11,859 and 11,894 shares outstanding, respectively	22	22	22
Additional paid-in capital	229,283	227,146	225,964
Accumulated other comprehensive loss	(197)	(236)	(45)
Retained earnings	107,007	103,489	97,008
Treasury stock, at cost; 10,131, 9,756 and 9,699 shares outstanding, respectively	(327,265)	(316,718)	(315,114)
Total stockholders’ equity	8,850	13,703	7,835
Total liabilities and stockholders’ equity	$102,597	$157,334	$94,456
The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE NILE, INC.
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Quarter ended		Year to date ended
	July 5, 2015	June 29, 2014	July 5, 2015	June 29, 2014
Net sales	$113,693	$106,571	$220,140	$210,297
Cost of sales	91,604	86,404	178,078	171,005
Gross profit	22,089	20,167	42,062	39,292
Selling, general and administrative expenses	18,650	16,980	36,713	34,497
Operating income	3,439	3,187	5,349	4,795
Other income, net:
Interest income, net	28	24	64	72
Other income, net	116	36	33	34
Total other income, net	144	60	97	106
Income before income taxes	3,583	3,247	5,446	4,901
Income tax expense	1,252	1,076	1,928	1,651
Net income	$2,331	$2,171	$3,518	$3,250
Basic net income per share	$0.20	$0.18	$0.30	$0.26
Diluted net income per share	$0.20	$0.18	$0.30	$0.26
The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE NILE, INC.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	Quarter ended		Year to date ended
	July 5, 2015	June 29, 2014	July 5, 2015	June 29, 2014
Net income	$2,331	$2,171	$3,518	$3,250
Other comprehensive income (loss):
Foreign currency translation adjustments	177	(13)	39	(19)
Total comprehensive income	$2,508	$2,158	$3,557	$3,231
The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE NILE, INC.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount		Retained Earnings		Shares	Amount	Total Stockholders’ Equity
Balance, January 5, 2015	21,615	$22	$227,146	$103,489	$(236)	(9,756)	$(316,718)	$13,703
Net income				3,518				3,518
Other comprehensive income					39			39
Tax deficiency from share-based awards			(183)					(183)
Exercise of common stock options	—	—	1					1
Issuance of common stock to directors	1	—	20					20
Vesting of restricted stock units	42	—	—					—
Shares withheld related to net share settlement of equity awards	(10)	—	(282)					(282)
Stock-based compensation			2,581					2,581
Repurchase of common stock						(375)	(10,547)	(10,547)
Balance, July 5, 2015	21,648	$22	$229,283	$107,007	$(197)	(10,131)	$(327,265)	$8,850
The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE NILE, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Year to date ended
	July 5, 2015	June 29, 2014
Operating activities:
Net income	$3,518	$3,250
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,831	1,819
Stock-based compensation	2,538	2,223
Deferred income taxes	(338)	1,919
Tax deficiency from share-based awards	(183)	(1,609)
Excess tax benefit from share-based awards	—	(173)
Changes in assets and liabilities:
Receivables	(1,428)	1,665
Inventories	4,874	2,381
Prepaid federal income taxes	—	247
Prepaid expenses and other assets	(392)	(349)
Accounts payable	(47,394)	(45,720)
Accrued liabilities	(2,626)	(4,299)
Deferred rent and other	(138)	(115)
Net cash used in operating activities	(39,738)	(38,761)
Investing activities:
Purchases of property and equipment	(1,952)	(1,565)
Payments received on note receivable	800	—
Net cash used in investing activities	(1,152)	(1,565)
Financing activities:
Repurchase of common stock	(10,279)	(38,212)
Proceeds from stock option exercises	—	2,255
Taxes paid for net share settlement of equity awards	(282)	(214)
Excess tax benefit from share-based awards	—	173
Principal payments under long-term financing obligation	(16)	(88)
Net cash used in financing activities	(10,577)	(36,086)
Effect of exchange rate changes on cash and cash equivalents	(58)	(11)
Net decrease in cash and cash equivalents	(51,525)	(76,423)
Cash and cash equivalents, beginning of period	91,186	115,942
Cash and cash equivalents, end of period	$39,661	$39,519

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$3,020	$992
Non-cash investing and financing activities:
Unsettled repurchases of common stock	$268	$492
The accompanying notes are an integral part of these condensed consolidated financial statements.

Blue Nile, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.	Description of Our Business and Summary of Significant Accounting Policies
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
The Company held a $2.0 million note receivable (the “Note”) from the same privately-held company. The Company received payment of $0.8 million on the principal amount in June 2015 with the remainder of the principal collectable within a year. The interest rate changes over the term of the Note to LIBOR plus a predetermined rate per annum. The Note is recorded at its face amount on the Company's condensed consolidated balance sheet.
The Company holds a minority ownership in another privately-held company in the form of common stock and warrants, purchased for $280,000, which we account for under the cost method of accounting.
The Company reviews its investments for impairment when events and circumstances indicate that the decline in fair value of the assets below the carrying value is other-than-temporary. No other-than-temporary impairment charges were recorded for the year to date ended July 5, 2015.
Credit Agreement
On February 17, 2015, the Company renewed its Credit Agreement (the “Credit Agreement”) with U.S. Bank National Association (the “Lender”). The Credit Agreement provides for a $40.0 million (the “Credit Limit”) unsecured, revolving credit facility (the “Revolving Loan”) with the Company's option to increase the Credit Limit to $50.0 million. Under the terms and conditions of the Credit Agreement, the Company may borrow from the Lender for one year with annual renewals at the Lender's discretion. The Company also has the ability to convert the outstanding balance to a fixed term of up to five years. The aggregate principal amounts outstanding at any one time shall not exceed the Credit Limit.
As of July 5, 2015, the Company does not have any amounts outstanding under the Credit Agreement and is in compliance with the covenants of the Credit Agreement.
Recent Accounting Pronouncements
In July 2015, the Financial Accounting Standards Board (“FASB”) issued guidance on the subsequent measurement of inventory, which changes the measurement from lower of cost or market to lower of cost and net realizable value. The guidance will require prospective application at the beginning of the Company's first quarter of fiscal 2017, but permits adoption in an earlier period. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements and the timing of adoption.
In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers (Topic 606)” which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. Early adoption is permitted. ASU 2014-09 is effective for the Company in the first quarter of its fiscal year 2018. The Company is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

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

Note 2.	Stock-based Compensation
As of July 5, 2015, the Company had four equity plans. Additional information regarding these plans is disclosed in the Annual Report.
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
The following weighted average assumptions were used for the valuation of stock options granted during the periods presented:

	Quarter ended		Year to date ended
	July 5, 2015	June 29, 2014	July 5, 2015	June 29, 2014
Expected term	4.5 years	4.5 years	4.5 years	4.5 years
Expected volatility	46.9%	46.8%	46.9%	46.9%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	1.5%	1.6%	1.5%	1.5%
Estimated weighted average fair value per stock option granted	$11.07	$12.44	$11.07	$13.28
The assumptions used to calculate the fair value of stock options granted are evaluated and revised, if necessary, to reflect market conditions and the Company’s experience.
A summary of stock option activity for the year to date ended July 5, 2015 is as follows:

	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance, January 5, 2015	1,021	$39.56
Granted	30	27.51
Exercised	—	24.50
Canceled	(24)	44.74
Balance, July 5, 2015	1,027	$39.09	5.55	$586
Vested and expected to vest at July 5, 2015	1,010	$39.22	5.50	$572
Exercisable, July 5, 2015	844	$40.63	5.03	$493

Blue Nile, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

During the year to date ended July 5, 2015, the total fair value of stock options vested was $1.4 million.
A summary of RSU activity for the year to date ended July 5, 2015 is as follows:

	RSUs (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance, January 5, 2015	109	$31.74
Granted	283	28.94
Vested	(42)	28.24
Canceled	(5)	31.60
Balance, July 5, 2015	345	$29.87	1.84	$10,368
Vested and expected to vest at July 5, 2015	287	$35.76	1.69	$8,608
The aggregate intrinsic value in the tables above are before applicable income taxes and represent the amount recipients would have received if all stock options had been exercised or RSUs had been released on the last business day of the period indicated, based on the closing stock price of the Company's common stock on such date. The total intrinsic value of RSUs vested was approximately $1.3 million during year to date ended July 5, 2015 and $0.7 million during year to date ended June 29, 2014. During the year to date ended July 5, 2015 and June 29, 2014, the total fair value of RSUs vested was approximately $1.2 million and $0.8 million, respectively.
As of July 5, 2015, the Company had total unrecognized compensation costs related to unvested stock options and RSUs of $10.1 million, before income taxes. The Company expects to recognize this cost over a weighted average period of 1.8 years for the options and 3.6 years for the RSUs.

Note 3.	Inventories
Inventories are stated at cost and consist of the following (in thousands):

	July 5, 2015	January 4, 2015	June 29, 2014
Loose diamonds	$9,353	$6,439	$3,322
Fine jewelry and other	27,441	35,229	28,827
Total	$36,794	$41,668	$32,149

Note 4.	Net Income Per Share
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

Blue Nile, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following tables set forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Quarter ended		Year to date ended
	July 5, 2015	June 29, 2014	July 5, 2015	June 29, 2014
Net income	$2,331	$2,171	$3,518	$3,250
Weighted average common shares outstanding	11,728	12,099	11,798	12,450
Basic net income per share	$0.20	$0.18	$0.30	$0.26
Dilutive effect of stock options and RSUs	33	40	51	82
Common stock and common stock equivalents	11,761	12,139	11,849	12,532
Diluted net income per share	$0.20	$0.18	$0.30	$0.26
For the quarter and year to date ended July 5, 2015, the Company excluded 966,644 and 912,014 stock option shares, respectively, from the computation of diluted net income per share due to their antidilutive effect. For the quarter and year to date ended June 29, 2014, the Company excluded 1,080,994 and 993,930 stock option shares, respectively, from the computation of diluted net income per share due to their antidilutive effect.
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
Management Overview
Blue Nile is a leading online retailer of high-quality diamonds and fine jewelry. We offer our products for sale through the Blue Nile website in over 40 countries and territories throughout the world. We believe that our extensive and unique product selection, connection with our customers through our marketing and customer service efforts and the value we provide to our customers through our competitive pricing will result in increasing our sales and market share both domestically and internationally. Our primary focus is on growing our business by providing unparalleled quality, selection and value to consumers and delivering exceptional customer service. Our online business model allows us to avoid many of the costs that are typically incurred by physical retail stores. As a result, we are able to realize lower gross margins while remaining profitable and providing value to our customers through lower retail prices.
In order for Blue Nile to achieve significantly greater scale, we believe that consumers in the fine jewelry category need to shift their purchase decisions to online retailers at a more significant rate. We believe that we will influence this trend by providing more compelling reasons to buy from us through enhancements in the online user experience, development of our engagement and non-engagement product lines, and expansion of our international operations. We are also investing in marketing to drive greater brand awareness and familiarity, utilizing our growing acumen in data analytics to refine our pricing strategy and to grow our margins, and leveraging scale to source products in ways that provide exceptional quality and value to our customers.
The engagement product category includes gold or platinum engagement rings with a diamond center stone and loose diamonds. We believe that value and quality are important drivers of engagement sales, and the current cost of diamonds is a significant factor to our growth rate. Generally, we purchase our diamonds on a real time basis from our suppliers when a customer places an order for a specific diamond. When the cost of diamonds is relatively steady or declines, we believe that our business benefits because we are able to immediately pass those lower costs on to consumers. In periods of rapidly rising diamond costs, the value that we are able to provide to customers compared to our brick and mortar retail competitors may not be as compelling and our revenue as well as gross margin may suffer as we may choose to offset the inflationary impact of these changes. Regardless of diamond pricing dynamics, we will remain focused on utilizing our aggressive retail pricing, developing and expanding our product lines as well as deepening our supply chain, and continuing to provide our customers with a compelling website experience across all devices.
Our non-engagement product category includes rings, earrings, necklaces, pendants, bracelets, gifts and accessories containing precious metals, diamonds, gemstones or pearls. The total addressable market for the sale of non-engagement products is much greater than that for engagement, and we believe our brand is well-positioned to gain market share over time. To further drive growth in our non-engagement category, we will continue to expand a refined assortment of wedding bands, diamond jewelry and fashion jewelry, offer branded designs, and utilize innovative technology such as the responsive website to provide our non-engagement consumers with a compelling shopping experience.
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

Second Quarter of 2015 Summary of Results of Operations
We achieved second quarter net sales of $113.7 million, a 6.7% increase from the second quarter of 2014. U.S. engagement net sales increased 7.5%, U.S. non-engagement net sales increased 3.5% and net sales of both engagement and non-engagement products in our international markets increased 8.9% from the second quarter of 2014. International net sales comprised 17.2% of our total net sales for the quarter. Our gross profit increased $1.9 million in the second quarter of 2015, a 9.5% increase compared to the second quarter of 2014. Net income per diluted share was $0.20 in the second quarter of 2015, compared to $0.18 for the second quarter of 2014.

Results of Operations
Comparison of the Quarter Ended July 5, 2015 to the Quarter Ended June 29, 2014
The following table presents our operating results for the quarters ended July 5, 2015 and June 29, 2014, including a comparison of the financial results for these periods (dollars in thousands, except per share data):

	Quarter ended
	July 5, 2015	June 29, 2014	$ Change	% Change
Net sales	$113,693	$106,571	$7,122	6.7%
Cost of sales	91,604	86,404	5,200	6.0%
Gross profit	22,089	20,167	1,922	9.5%
Selling, general and administrative expenses	18,650	16,980	1,670	9.8%
Operating income	3,439	3,187	252	7.9%
Other income, net:
Interest income, net	28	24	4	16.7%
Other income, net	116	36	80	222.2%
Total other income, net	144	60	84	140.0%
Income before income taxes	3,583	3,247	336	10.3%
Income tax expense	1,252	1,076	176	16.4%
Net income	$2,331	$2,171	$160	7.4%
Basic net income per share	$0.20	$0.18	$0.02
Diluted net income per share	$0.20	$0.18	$0.02
Net Sales
Net sales increased 6.7% during the second quarter of 2015 as compared with the second quarter of 2014. The total net sales increase was due to an increase in average order value, partially offset by a decrease in orders.
Net sales in the U.S. increased 6.2% to $94.2 million for the second quarter of 2015, compared with $88.6 million in the same quarter last year. U.S. engagement net sales for the second quarter of 2015 increased 7.5% to $65.5 million, compared to $60.9 million for the second quarter of 2014. The increase in U.S. engagement net sales was due to an increase in orders offset by a slight decrease in average order value. U.S. non-engagement net sales for the second quarter 2015 increased 3.5% to $28.7 million, compared to $27.7 million for the second quarter 2014 due to an increase in average order value, partially offset by a decrease in orders.
International net sales increased 8.9% to $19.5 million in the second quarter of 2015 from $18.0 million in the second quarter of 2014. International net sales increased due to an increase in orders offset by a decrease in average order value. Growth was particularly strong in China, offset by weaknesses in Canada and Australia due to unfavorable foreign currency exchange rates in these markets. Internally, we monitor our international sales performance on a non-GAAP basis which eliminates the positive or negative effects that result from translating currency from international sales into U.S. dollars (“constant exchange rate basis”). Changes in foreign exchange rates during the second quarter of 2015, compared to the rates in effect during the second quarter of 2014, had a negative impact of approximately 6.4% on international net sales. Excluding the impact of changes in foreign exchange rates, international net sales increased 15.3% for the second quarter of 2015 compared to the second quarter of 2014.
Gross Profit
Gross profit in the second quarter of 2015 increased 9.5% to $22.1 million from $20.2 million in the second quarter of 2014. The increase in gross profit resulted primarily from an increase in net sales as well as an increase in the gross margin rate. Gross margin rate was 19.4% for the second quarter of 2015 and 18.9% for the second quarter of 2014. The increase in gross margin rate resulted primarily from mix shift to products at lower price points which generally carry higher mark-up, as well as targeted increases in our mark-up of our loose diamonds.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 9.8% to $18.7 million in the second quarter of 2015 compared to $17.0 million in the second quarter of 2014. Marketing and advertising costs increased $1.1 million primarily due to increased spending on online marketing vehicles to drive traffic to our website both domestically and internationally. Stock-based compensation expense increased approximately $0.2 million primarily due to a higher number of options and RSUs outstanding in the second quarter of 2015. Payment processing fees increased approximately $0.1 million due to higher sales volumes. Selling, general and administrative expenses as a percentage of sales increased to 16.4% in the second quarter of 2015 compared to 15.9% in the second quarter of 2014 as selling, general and administrative expenses accelerated faster than sales.
Operating Income
Operating income was $3.4 million in the second quarter of 2015 compared to $3.2 million in the second quarter of 2014. The increase in operating income is primarily due to an increase in gross profit partially offset by an increase in selling, general and administrative expenses.
Income Taxes
Our effective tax rate increased to 34.9% in the second quarter of 2015 from 33.1% in the second quarter of 2014. The increase is primarily due to nondeductible executive compensation and a lower estimated domestic production activities deduction in the second quarter of 2015.

Comparison of the Year to Date Ended July 5, 2015 to the Year to Date Ended June 29, 2014
The following table presents our operating results for the years to date ended July 5, 2015 and June 29, 2014, including a comparison of the financial results for these periods (dollars in thousands, except per share data):

	Year to date ended
	July 5, 2015	June 29, 2014	$ Change	% Change
Net sales	$220,140	$210,297	$9,843	4.7%
Cost of sales	178,078	171,005	7,073	4.1%
Gross profit	42,062	39,292	2,770	7.0%
Selling, general and administrative expenses	36,713	34,497	2,216	6.4%
Operating income	5,349	4,795	554	11.6%
Other income, net:
Interest income, net	64	72	(8)	(11.1)%
Other income, net	33	34	(1)	(2.9)%
Total other income, net	97	106	(9)	(8.5)%
Income before income taxes	5,446	4,901	545	11.1%
Income tax expense	1,928	1,651	277	16.8%
Net income	$3,518	$3,250	$268	8.2%
Basic net income per share	$0.30	$0.26	$0.04
Diluted net income per share	$0.30	$0.26	$0.04
Net Sales
Net sales increased 4.7% during the year to date ended July 5, 2015, compared with the year to date ended June 29, 2014, due primarily to an increase in average order value, partially offset by a decrease in orders.
Net sales in the U.S. increased 3.9% to $181.1 million during the year to date ended July 5, 2015, compared with $174.4 million during the year to date ended June 29, 2014. U.S. engagement net sales for the year to date ended July 5, 2015 increased to $126.5 million from $120.6 million for the year to date ended June 29, 2014. The increase in U.S. engagement net sales was due to an increase in both average order value and orders. U.S. non-engagement net sales for the year to date ended July 5, 2015 increased to $54.6 million, compared to $53.8 million for the year to date ended June 29, 2014 due to an increase in average order value from a shift to higher price point products.
International net sales increased 8.6% in the year to date ended July 5, 2015 to $39.0 million, from $35.9 million in the year to date ended June 29, 2014. International net sales increased due to an increase in orders offset by a decrease in average order value. Growth was particularly strong in China, offset by weaknesses in Canada and Australia due to unfavorable foreign currency exchange rates in these markets. Foreign exchange rates during the year to date ended July 5, 2015, compared to the rates in effect during the year to date ended June 29, 2014, had a negative impact of approximately 7.1% on international net sales. Excluding the impact of changes in foreign exchange rates, international net sales increased 15.7% in the year to date ended July 5, 2015 compared to the year to date ended June 29, 2014.
Gross Profit
Gross profit increased $2.8 million to $42.1 million in the year to date ended July 5, 2015 compared to $39.3 million in the year to date ended June 29, 2014. The increase in gross profit was due to the increase in net sales as well as an increase in the gross margin rate. Gross margin rate was 19.1% in the year to date ended July 5, 2015 as compared to 18.7% in the year to date ended June 29, 2014. The increase in gross margin rate resulted primarily from mix shift to products at lower price points which generally carry higher mark-up, as well as targeted increases in our mark-up of our loose diamonds.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 6.4% to $36.7 million in the year to date ended July 5, 2015 compared to $34.5 million in the year to date ended June 29, 2014. Marketing and advertising costs increased $1.7 million, primarily due to increased spending on online marketing vehicles and other marketing efforts to drive traffic to our website, both domestically and internationally. Stock-based compensation expenses increased approximately $0.3 million primarily due to a higher number of options and RSUs outstanding in the year to date ended July 5, 2015. Payment processing fees increased approximately $0.2 million due to higher sales volumes. As a percentage of net sales, selling, general and administrative expenses were 16.7% in the year to date ended July 5, 2015, as compared to 16.4% in the year to date ended June 29, 2014 as selling, general and administrative expenses accelerated faster than sales.
Operating Income
Operating income increased 11.6% to $5.3 million in the year to date ended July 5, 2015 compared to $4.8 million in the year to date ended June 29, 2014. The increase in operating income for the year to date ended July 5, 2015 was due to an increase in gross profit partially offset by an increase in selling, general and administrative expenses.
Income Taxes
Our effective tax rate increased to 35.4% in the year to date ended July 5, 2015 from 33.7% in the year to date ended June 29, 2014 primarily due to nondeductible executive compensation and a lower estimated domestic production activities deduction in the year to date ended July 5, 2015.
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
As of July 5, 2015, we had a working capital deficiency of $5.3 million, including cash and cash equivalents of $39.7 million and inventory of $36.8 million, offset by accounts payable of $81.6 million. Current levels of cash and cash equivalents reflect the repurchase of shares of our common stock in the year to date ended July 5, 2015.
Net cash of $39.7 million was used in operating activities for the year to date ended July 5, 2015, compared to net cash used in operating activities of $38.8 million for the year to date ended June 29, 2014. The increase in cash used in operating activities is primarily due to changes in working capital accounts offset by increased earnings.
Net cash of $1.2 million and $1.6 million was used in investing activities for the year to date periods ended July 5, 2015 and June 29, 2014, respectively. In both years, cash used in investing activities was primarily the result of purchases of property and equipment which includes capitalized costs to develop our website and internal-use software to support our operations. Our capital needs are generally relatively low and include, without limitation, investments in technology and website enhancements, capital improvements to our leased warehouse and office facilities and furniture and equipment. The cash used in investing activities during the year to date ended July 5, 2015 was partially offset by payments received on note receivable of $0.8 million.
Net cash used in financing activities for the year to date ended July 5, 2015 was $10.6 million, primarily related to the repurchase of common stock of $10.3 million. Net cash used in financing activities for the year to date ended June 29, 2014 was $36.1 million, primarily related to the repurchase of common stock of $38.2 million partially offset by $2.3 million of proceeds from stock option exercises.
On October 28, 2013, our board of directors authorized the repurchase of up to $100.0 million of our common stock during the 24-month period following such approval date under our buyback program. Since the repurchase authorization on October 28, 2013 through July 5, 2015, we have repurchased an aggregate of 1,582,875 shares for a total of $50.9 million. This left approximately $49.1 million under this repurchase authorization as of July 5, 2015.
Since the inception of the buyback program in the first quarter of 2005 through July 5, 2015, we have repurchased an aggregate of approximately 9.4 million shares for a total of $326.6 million. Our shares may be repurchased from time to time in open market transactions or in negotiated transactions off the market. The timing and amount of any shares repurchased is determined by our management based on their evaluation of market conditions and other factors, including our cash needs. Repurchases may also be made under a Rule 10b5-1 plan. We continually assess market conditions, our cash position, operating results, current forecasts and other factors when making decisions about stock repurchases.
For the fiscal year to date through August 5, 2015, we have repurchased a total of 382,491 shares of our common stock for $10.8 million.
On February 17, 2015, the Company renewed its Credit Agreement which provides for a $40.0 million Credit Limit under a Revolving Loan with the Company's option to increase the Credit Limit to $50.0 million. We currently do not have any outstanding debt under the Credit Agreement. We believe that our current cash and cash equivalent balances, cash flow from operations and our ability to borrow under the Revolving Loan will be sufficient to meet our anticipated operating and capital expenditure needs for at least the next 12 months. However, projections of future cash needs and cash flows are subject to many factors and to uncertainty. We continually assess our capital structure and opportunities to obtain credit facilities, sell equity or debt securities, or undertake other transactions for strategic reasons or to further strengthen our financial position.
Contractual Obligations
There have been no material changes to our contractual obligations during the period covered by this report from those disclosed in our Annual Report.
Off-Balance Sheet Arrangements
As of July 5, 2015, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Non-GAAP Financial Measures
To supplement our condensed consolidated financial statements presented in accordance with GAAP, our management internally monitors our sales performance on a non-GAAP constant exchange rate basis that eliminates the positive or negative effects that result from translating international sales into U.S. dollars. Our management does not itself, nor does it suggest that investors should, consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. Investors should also note that the non-GAAP financial measures we used may not be the same non-GAAP financial measures, and may not be calculated in the same manner as that of other companies. Whenever we use such non-GAAP financial measures, we provide a reconciliation of non-GAAP financial measures to the most closely applicable GAAP financial measures. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measures.
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

The following table reconciles year-over-year international net sales percentage increases (decreases) from the GAAP sales measures to the non-GAAP constant exchange rate basis:

Quarter ended July 5, 2015	Year over year growth	Effect of foreign exchange movements	Year over year growth on constant exchange rate basis
International net sales	8.9%	(6.4)%	15.3%
Quarter ended June 29, 2014	Year over year growth	Effect of foreign exchange movements	Year over year growth on constant exchange rate basis
International net sales	4.8%	(1.9)%	6.7%

Year to date ended July 5, 2015	Year over year growth	Effect of foreign exchange movements	Year over year growth on constant exchange rate basis
International net sales	8.6%	(7.1)%	15.7%
Year to date ended June 29, 2014	Year over year growth	Effect of foreign exchange movements	Year over year growth on constant exchange rate basis
International net sales	3.5%	(3.1)%	6.6%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Our exposure to financial market risk results primarily from fluctuations in interest rates and foreign currency exchange rates. There have been no material changes to our market risks as disclosed in our Annual Report.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
During the quarter ended July 5, 2015, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed by us in our periodic reports filed or submitted under the Exchange Act with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our certifying officers concluded that as of the end of the period covered by this report these disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended July 5, 2015, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Demand for our products has been highly sensitive to pricing changes, because the success of our business model depends, in part, on our ability to offer quality products to customers at prices that are below those of traditional jewelry retailers. Pricing changes may result from changes in commodity prices or changes in our pricing strategy. The price of commodities upon which we are substantially dependent are subject to fluctuations arising from changes in supply and demand, competition, and market speculation. Because of our virtual inventory model for loose diamonds, our diamond product prices are much more sensitive to rapid fluctuations in the prices of diamonds than traditional retailers, which typically hold diamonds in inventory. Rapid and significant increases in commodity prices, particularly diamond prices, may materially and adversely affect our sales, gross margins, customer experience, and competitive position. Further, we have and will continue to change our product pricing strategies. Our pricing strategies have and will likely to continue to have a significant impact on our net sales, gross margins and net income.

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

Economic factors such as increased commodity prices, shipping costs, inflation, higher costs of labor, insurance and healthcare, and changes in and/or interpretations of other laws, regulations and taxes may also increase our cost of sales and our selling, general and administrative expenses, and otherwise adversely affect our financial condition and results of operations. Any significant increases in costs may affect our business disproportionately than our competitors.

Further, any reduction in our sales will affect our liquidity. As discussed under “Liquidity and Capital Resources” in Part I, Item 2 of this Quarterly Report on Form 10-Q, our liquidity is primarily dependent upon our net cash from operating activities. Our net cash from operating activities is sensitive to many factors, including changes in working capital. Working capital at any specific point in time is dependent upon many variables, including our operating results, seasonality, inventory management and level of product assortment expansion, the timing of cash receipts and payments and vendor payment terms.

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

A critical component of our brand promotion strategy is establishing a relationship of trust with our customers, which we believe can be achieved by providing a high-quality customer experience. In order to provide a high-quality customer experience, we have invested and will continue to invest substantial amounts of resources in the development and functionality of our website, technology infrastructure, fulfillment operations and customer service operations. Our ability to provide a high-quality customer experience is also dependent, in large part, on external factors over which we may have little or no control, including, without limitation, the reliability and performance of our suppliers, third-party jewelry assemblers, third-party carriers, third party diamond grading labs and networking vendors. During our peak seasons, we rely on temporary employees to supplement our full-time customer service and fulfillment employees. Temporary employees may not have the same level of commitment to our customers as our full-time employees. If our customers are dissatisfied with the quality of the products or the customer service they receive, or if we are unable to deliver products to our customers in a timely manner or at all, our customers may stop purchasing products from us. We also rely on third parties for information, including product characteristics and availability that we present to consumers on our website, which may, on occasion, be inaccurate. Likewise, we have implemented, and we require our suppliers to implement, rigorous quality assurance measures to ensure that all diamonds we sell are 100% natural. Despite these efforts and assurances from our suppliers to provide us only 100% natural diamonds, it is possible that man-made or enhanced diamonds could be mixed in with natural diamonds and passed to us without our detection. We have made commitments to our customers to sell 100% natural diamonds and any inclusion of man-made or enhanced diamonds could cause significant damage to our reputation and brand. Our failure to provide our customers with high-quality products and high-quality customer experiences for any reason could substantially harm our reputation and adversely impact our efforts to develop Blue Nile as a trusted brand. The failure of our brand promotion activities could adversely affect our ability to attract new customers and maintain customer relationships, and, as a result, substantially harm our business and results of operations.

Our business may be adversely affected, if we are unable to provide a cost-effective shopping platform that is able to respond and adapt to rapid changes in technology and consumer preferences.

The number of people who access the Internet through devices other than personal computers, including mobile phones, smart phones, handheld computers such as notebooks and tablets, video game consoles and television set-top devices, has increased dramatically in the past few years. The smaller screen size, functionality and memory associated with some alternative devices may make the use of our website and purchasing our products more difficult; and the versions of our website developed for these devices may not be compelling to consumers. Each manufacturer or distributor may establish unique technical standards for its devices, and our website may not work or be viewable on these devices as a result. As new devices and new platforms are continually being released, it is difficult to predict the challenges we may encounter in developing versions of our website for use on these alternative devices and we may need to devote significant resources to the creation, support and maintenance of such devices. If we are unable to attract consumers to our website through these devices or are slow to develop a version of our website that is more compatible with alternative devices, we may fail to capture a significant share of consumers in the market for diamonds and fine jewelry, which could adversely affect our business.

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
The application of indirect taxes (such as sales and use tax, value-added tax ("VAT"), goods and services tax, and similar taxes) to ecommerce businesses such as Blue Nile, and to our users, is a complex and evolving issue. Currently, we collect indirect taxes related to purchases by customers located in the State of Washington and the State of New York, and certain indirect taxes required to be collected on sales to customers outside of the United States. One or more states or foreign countries have sought and others may seek to impose additional indirect tax collection obligations on us in the future and/or require us to disclose to tax authorities our customers' private information, including but not limited to names, addresses, purchase amounts, and purchase dates. For example:

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

Given that we sell high value items, indirect tax is a significant consideration, and thus additional obligations to collect indirect taxes from customers may adversely impact our future sales. A successful assertion by one or more states, U.S. Congress, or foreign countries to require the collection of indirect taxes on the sale of our products and/or to require us to disclose our customers' private information to tax authorities could result in substantial tax, penalty and interest liabilities for past sales; discourage customers from purchasing products from us; decrease our competitive advantage; cause us to spend additional money, time and other resources to understand and comply with multi-jurisdictional tax structures; cause us to discontinue certain successful sales and marketing initiatives; and otherwise substantially harm our business and results of operations.
Our failure or the failure of our third-party business partners to protect our sites, networks and systems against security breaches, or otherwise to protect our confidential information, could damage our reputation and brand and substantially harm our business and operating results.*

We collect, maintain, transmit and store data about our customers, suppliers and others, including credit card information and personally identifiable information, as well as other confidential and proprietary information.

We also engage third-party business partners that store, process and transmit proprietary, personal and confidential information on our behalf. We rely on encryption and authentication technology licensed from third parties in an effort to securely transmit confidential and sensitive information, including credit card numbers. Advances in computer capabilities, new technological discoveries or other developments may result in the whole or partial failure of this technology to protect transaction data or other confidential and sensitive information from being breached or compromised. Our security measures, and those of our third-party business partners, may not detect or prevent all attempts to hack our systems, denial-of-service attacks, viruses, malicious software, break-ins, phishing attacks, social engineering, security breaches or other attacks and similar disruptions that may jeopardize the security of information stored in or transmitted by our sites, networks and systems or that we or our third-party business partners otherwise maintain, including payment card systems which may subject us to fines or higher transaction fees or limit or terminate our access to certain payment methods. We and our third-party business partners may not anticipate or prevent all types of attacks until after they have already been launched. Further, techniques used to obtain unauthorized access to or sabotage systems change frequently and may not be known until launched against us or our third-party business partners. In addition, security breaches can also occur as a result of non-technical issues, including intentional or inadvertent breaches by our employees or by our third-party business partners.

Breaches of our security measures or those of our third-party business partners or cyber security incidents could result in unauthorized access to our sites, networks and systems; unauthorized access to and misappropriation of consumer information, including consumers’ personally identifiable information, or other confidential or proprietary information of ourselves or third parties; viruses, worms, spyware or other malware being served from our sites, networks or systems; deletion or modification of content or the display of unauthorized content on our sites; interruption, disruption or malfunction of operations; costs relating to breach remediation, deployment of additional personnel and protection technologies, response to governmental investigations and media inquiries and coverage; engagement of third party experts and consultants; litigation, regulatory action and other potential liabilities. While to our knowledge, we have not experienced a breach of consumer information, we have experienced denial-of-service, social engineering, phishing, and similar attacks; however, such attacks have not had a material adverse effect on our operations. If any of these breaches of security should occur, our reputation and brand could be damaged, our business may suffer, we could be required to expend significant capital and other resources to alleviate problems caused by such breaches and we could be exposed to a risk of loss, litigation or regulatory action and possible liability. Actual or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants. In addition, any party who is able to illicitly obtain a subscriber’s password could access the subscriber’s transaction data or personal information. Any compromise or breach of our security measures, or those of our third-party service providers, could violate applicable privacy, data security and other laws, and cause significant legal and financial exposure, adverse publicity and a loss of confidence in our security measures, which could have a material adverse effect on our business, financial condition and operating results. We may need to devote significant resources to protect against security breaches or to address problems caused by breaches, diverting resources from the growth and expansion of our business.

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

Emerging start-ups may be able to innovate and provide products and services faster than we can, and they may be willing to more aggressively price their products in order to gain market share. In addition, traditional store-based retailers offer consumers the ability to physically handle and examine products in a manner that is not possible over the Internet, as well as a more convenient means of returning and exchanging purchased products. If our competitors are more successful than us in offering compelling products or in attracting and retaining consumers, our revenues and growth rates could decline. Such reductions and/or inventory liquidations can have a short-term adverse effect on our sales. Current and potential competitors include:

•	independent jewelry stores;

•	retail jewelry store chains, such as Tiffany & Co.;

•	online retailers that sell jewelry and online jewelry retailers, such as Amazon.com, James Allen and Brilliant Earth;

•	department stores, chain stores and mass retailers, such as Nordstrom and Neiman Marcus;

•	online auction sites, such as eBay;

•	catalog and television shopping retailers, such as HSN and QVC;

•	discount superstores and wholesale clubs, such as Wal-Mart and Costco Wholesale; and

•	Internet shopping clubs, such as Gilt Groupe and Rue La La.

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

We may be unsuccessful in further expanding our operations internationally.*

For the year to date ended July 5, 2015, international net sales represented 17.7% of our total net sales. We continue to increase marketing and sales efforts and anticipate continuing to expand our international sales and operations in the future either by expanding local versions of our website for foreign markets, through acquisitions, investments or alliances with third parties, or through other means. Investments in foreign entities may be impaired and lose value, and this risk of loss is heightened by potential changes in the legal and regulatory environment in the international markets where these acquired businesses or joint ventures operate.

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

The People’s Republic of China (“PRC”) governs Blue Nile’s subsidiaries' and partners’ businesses and operations through laws, regulations and licensing requirements restricting (i) foreign investment in Internet sales, importation of goods and services, IT infrastructure, retail and other sectors, and (ii) Internet content. There are uncertainties in the interpretation of the PRC laws, regulations and licensing requirements. If our Chinese business interests were found to be in violation of any existing or future PRC laws or regulations or if interpretations of laws and regulations were to change, the business could be subject to fines and other financial penalties, have licenses revoked, or be forced to shut down entirely.

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

We are subject to various federal, state and local taxes in both the United States and foreign jurisdictions. Significant judgment is required in evaluating and estimating worldwide provisions and accruals for these taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Our determination of our tax liability is always subject to audit in various jurisdictions, and such jurisdictions may assess additional tax liabilities, penalties and interest against us. Although we believe our estimates are reasonable, the ultimate outcome of a tax audit and any related litigation could be materially different from our tax provisions and accruals, and could have a material adverse effect on our financial results. Changes to tax laws, changes to interpretations of existing tax laws, and/or developments in an audit or litigation could have a material effect on our operating results and cash flow for the period or periods for which that change or development occurs, as well as for prior and subsequent periods. In addition, the imposition of additional tax obligations on our business by federal, state and local governments could create significant administrative burdens for us, decrease our future sales and harm our cash flow and operating results.

System interruptions that impair customer access to our website would damage our reputation and brand and substantially harm our business and results of operations.

The satisfactory performance, reliability and availability of our website, transaction processing systems and network infrastructure are critical to our reputation, our ability to attract and retain customers and to maintain adequate customer service levels. Any future system interruptions, downtime or technical difficulties that result in the unavailability of our website or reduced order fulfillment performance could result in negative publicity, damage our reputation and brand and cause our business and results of operations to suffer. We may be susceptible to such disruptions in the future. We may also experience temporary system interruptions for a variety of other reasons in the future, including power failures, failures of Internet service and telecommunication providers, software or human errors, cyber attacks,or an overwhelming number of visitors trying to reach our website during periods of strong seasonal demand or promotions. Because we are dependent, in part, on third parties for the implementation and maintenance of certain aspects of our systems and because some of the causes of system interruptions may be outside of our control, we may not be able to remedy such interruptions in a timely manner, or at all.

Our corporate headquarters, primary fulfillment center, and the co-location facility which houses our computer and communication systems are located in Seattle, Washington. A natural disaster in Seattle, Washington may result in significant physical damage to or closure of one or more of these facilities, and significantly interrupt our customer service and fulfillment center operations, which could adversely affect our results of operations. Additionally, our systems and operations are vulnerable to damage or interruption from human error, fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, break-ins and similar events. We do not presently have redundant systems in multiple locations and our business interruption insurance may be insufficient to compensate us for losses that may occur. Any interruptions in our fulfillment center operations for any significant period of time could damage our reputation and brand and substantially harm our business and results of operations.

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

The trading price of our common stock has been and may continue to be subject to wide fluctuations. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements by us or our competitors, including announcements relating to strategic decisions or key personnel, service disruptions, changes in financial estimates and recommendations by security analysts, the operating and stock price performance of other companies that investors may deem comparable to us, volatility in the financial markets and news reports relating to trends in our markets or general economic conditions. The impact of these events and factors on our stock price is amplified by the relatively low number of our shares on the market.

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

Repurchases of our common stock or other investments we may make may not prove to be the best use of our cash resources.*

We have and plan to continue to opportunistically repurchase shares of our common stock. Since the inception of our stock repurchase program in the first quarter of 2005 through July 5, 2015, we have repurchased an aggregate of 9.4 million shares for a total of $326.6 million. On October 28, 2013, our board of directors authorized the renewal of our stock repurchase program. We are authorized to repurchase up to $100.0 million of our common stock over the 24 months following the approval date.
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

Except for loose diamonds, substantially all of the fine jewelry we sell is from our physical inventory.  We are faced with the constant challenge of balancing our inventory levels with our ability to meet our customer needs. Based on internally generated projections, we purchase jewelry and jewelry components. These projections are based on many unknown assumptions around consumer demand, fashion trends, time to manufacture, pricing, etc.. If these inventory projections are too high, our inventory may be too high, which may result in lower retail prices and gross margins, risk of obsolescence and harm to our financial results. Conversely, if these projections are too low, and we underestimate the consumer demand for our products, we are exposed to lost business opportunities which could have a material adverse effect on our business, results of operations, financial condition and cash flows. Additionally, as we increase our product offerings, we may be forced to increase inventory levels, which will increase our risks related to our inventory.

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

Our operating results could be negatively impacted by unusual weather patterns. Frequent or unusually heavy snow, ice or rain storms, hurricanes, floods, tornadoes or extended periods of unseasonable temperatures could adversely affect our product availability, and ability to deliver products to our customers, which may harm our brand, lead to higher return rates and negatively impact our performance.   Additionally, significant power outages may result in a loss of sales.  Given the seasonality of our business, unusual weather in the fourth quarter may have a disproportionately larger impact on operating results for the fourth quarter and the full year.

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

We face the risk of theft of our products from inventory or during shipment.*

We have experienced and may continue to experience theft of our products while they are being held in our fulfillment centers, or during the course of shipment to our customers by third-party shipping carriers. Additionally, we recently opened a store in New York. While this store differs from traditional retailers in that it does not carry inventory to sell to consumers, it does have some products on display, and we allow customers to pick-up and return products purchased online to the store. The opening of our store may increase our risk of theft. We have taken steps to prevent theft of our products. However, if security measures fail, losses exceed our insurance coverage or we are not able to maintain insurance at a reasonable cost, we could incur significant losses from theft, which would substantially harm our business and results of operations.

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

We rely on a combination of patent, trademark, trade secret and copyright law, and contractual restrictions to protect our intellectual property. These afford only limited protection. Despite our efforts to protect and enforce our proprietary rights, unauthorized parties have attempted, and may in the future attempt, to copy aspects of our website images, features, compilation and functionality or to obtain and use information that we consider as proprietary, such as the technology used to operate our website, our content and our trademarks. We have registered or have applications pending for, “Blue Nile,” the BN logo, the Blue Nile BN stylized logo, “Build Your Own Ring,” “Build Your Own Five-Stone Ring,” “Build Your Own Three Stone Ring,” “Build Your Own Diamond Jewelry,” “Build Your Own Diamond Pendant,” “Build Your Own Earrings” and "Build Your Own Charm Bracelet" as trademarks in the United States and in certain other countries. Our competitors have, and other competitors may, adopt service names similar to ours, thereby impeding our ability to build brand identity and possibly leading to consumer confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of the term Blue Nile or our other trademarks. Any claims or consumer confusion related to our trademarks could damage our reputation and brand and substantially harm our business and results of operations. In addition, we are the holder of a patent entitled "Computerized Search Technique, such as an Internet-Based Gemstone Search Technique" (U.S. Patent No. 8,271,521) and have several other U.S. patent applications pending at this time.

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

Government regulation of the Internet and e-commerce is evolving and unfavorable changes, or failure by us to comply with applicable regulations, could substantially harm our business and results of operations.*

We are not currently subject to direct federal, state or local regulation other than regulations applicable to businesses generally or directly applicable to retailing and online commerce. Existing and future regulations and laws could impede the growth of the Internet, e- commerce or mobile commerce. These regulations and laws may involve taxation, advertising, intellectual property rights, freedom of expression, pricing, restrictions on imports and exports, customs, tariffs, information security, privacy, data protection, content, distribution, electronic contracts and other communications, the provision of online payment services, broadband residential Internet access, and the characteristics and quality of products and services. It is possible that general business regulations and laws, or those specifically governing the Internet or e-commerce, may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Further, as our products are exported and imported across national borders, the international movement of these products is subject to a myriad of rules, regulations, and governmental authorities. We cannot be sure that our practices have complied, comply or will comply fully with all such laws and regulations. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation, a loss in business and proceedings or actions against us by governmental entities or others. Any such proceeding or action could hurt our reputation, force us to spend significant amounts in defense of these proceedings, distract our management, increase our costs of doing business, decrease the use of our sites by consumers and suppliers and may result in the imposition of monetary liability. We may also be contractually liable to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any such laws or regulations. In addition, it is possible that governments of one or more countries may seek to censor content available on our sites or may even attempt to completely block access to our sites. Adverse legal or regulatory developments could substantially harm our business. In particular, in the event that we are restricted, in whole or in part, from operating in one or more countries, our ability to retain or increase our customer base may be adversely affected, and we may not be able to maintain or grow our net revenue and expand our business as anticipated.

Our use of open source software may pose particular risks to our proprietary software and systems.*

We use open source software in our software and systems and will use open source software in the future. The licenses applicable to open source software may require that the source code subject to the license be made available to the public and that any modifications or derivative works to certain open source software continue to be licensed under open source licenses. From time to time, we may face claims from third parties claiming infringement of their intellectual property rights, or demanding the release or license of the open source software or derivative works that we developed using such software (which could include our proprietary source code) or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation and could require us to purchase a costly license, publicly release the affected portions of our source code, be limited in or cease using the implicated software unless and until we can re-engineer such software to avoid infringement or change the use of the implicated open source software. In addition to risks related to license requirements, use of certain open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties, indemnities or other contractual protections with respect to the software (for example, non-infringement or functionality). Our use of open source software may also present additional security risks because the source code for open source software is publicly available, which may make it easier for hackers and other third parties to determine how to breach our website and systems that rely on open source software. Any of these risks could be difficult to eliminate or manage, and, if not addressed, could have a material adverse effect on our business, financial condition and operating results.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Below is a summary of stock repurchases during the quarter ended July 5, 2015.
Issuer Purchases of Equity Securities
(Dollars in thousands except per share amounts)

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs *

April 6, 2015 through May 3, 2015	4,673	$27.01	4,673	$59,565
May 4, 2015 through May 31, 2015	208,991	$27.45	208,991	$53,828
June 1, 2015 through July 5, 2015	161,064	$29.08	161,064	$49,144

Total shares purchased	374,728		374,728

*
On October 28, 2013, our board of directors authorized the renewal of our stock repurchase program. Under this renewed program, we are authorized to repurchase up to $100.0 million of our common stock over the 24 months following the approval date. As of July 5, 2015, approximately $49.1 million remained under the repurchase authorization. The shares may be repurchased from time to time in open market transactions or in negotiated transactions off the market. Our management determines the timing and amount of any shares repurchased based on their evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws.

Item 6.	Exhibits
See exhibits listed under the Exhibit Index on page 38.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUE NILE, INC.
Registrant

Dated: August 11, 2015	/s/ David Binder
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