Form 10-Q
period 2015-10-04
BLUE NILE INC
filed 2015-11-10
CIK 1091171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________________________________
FORM 10-Q
 __________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 4, 2015
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of November 3, 2015, the registrant had 11,533,206 shares of common stock outstanding.

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

BLUE NILE, INC.

PART I. FINANCIAL INFORMATION
Item  1. Financial Statements
BLUE NILE, INC.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except par value)

	October 4, 2015	January 4, 2015	September 28, 2014

ASSETS
Current assets:
Cash and cash equivalents	$33,609	$91,186	$32,324
Trade accounts receivable	4,006	2,137	3,032
Other accounts receivable, net	930	1,571	468
Note receivable	600	—	—
Inventories	41,946	41,668	33,084
Deferred income taxes	1,015	1,123	742
Prepaid income taxes	—	—	297
Prepaids and other current assets	2,317	1,524	1,536
Total current assets	84,423	139,209	71,483
Property and equipment, net	10,795	10,422	10,378
Intangible assets, net	87	103	108
Deferred income taxes	3,829	3,064	3,927
Note receivable	—	2,000	2,000
Other investments	2,280	2,280	2,280
Other assets	218	256	262
Total assets	$101,632	$157,334	$90,438
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$76,328	$128,675	$72,312
Accrued liabilities	8,816	11,992	6,522
Current portion of long-term financing obligation	33	32	32
Current portion of deferred rent	291	292	286
Total current liabilities	85,468	140,991	79,152
Long-term financing obligation, less current portion	464	489	497
Deferred rent, less current portion	1,771	1,982	2,051
Unearned income	2,141	—	—
Other long-term liabilities	201	169	117
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, none issued and outstanding	—	—	—
Common stock, $0.001 par value; 300,000 shares authorized; 21,672, 21,615 and 21,601 shares issued, respectively, 11,533, 11,859 and 11,845 shares outstanding, respectively	22	22	22
Additional paid-in capital	230,290	227,146	226,812
Accumulated other comprehensive loss	(211)	(236)	(153)
Retained earnings	108,984	103,489	98,658
Treasury stock, at cost; 10,139, 9,756 and 9,756 shares outstanding, respectively	(327,498)	(316,718)	(316,718)
Total stockholders’ equity	11,587	13,703	8,621
Total liabilities and stockholders’ equity	$101,632	$157,334	$90,438

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE NILE, INC.
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Quarter ended		Year to date ended
	October 4, 2015	September 28, 2014	October 4, 2015	September 28, 2014
Net sales	$109,943	$105,760	$330,083	$316,057
Cost of sales	88,712	86,910	266,790	257,915
Gross profit	21,231	18,850	63,293	58,142
Selling, general and administrative expenses	18,192	16,290	54,905	50,787
Operating income	3,039	2,560	8,388	7,355
Other (loss) income, net:
Interest income, net	12	19	76	91
Other loss, net	(33)	(81)	—	(47)
Total other (loss) income, net	(21)	(62)	76	44
Income before income taxes	3,018	2,498	8,464	7,399
Income tax expense	1,041	848	2,969	2,499
Net income	$1,977	$1,650	$5,495	$4,900
Basic net income per share	$0.17	$0.14	$0.47	$0.40
Diluted net income per share	$0.17	$0.14	$0.47	$0.40
The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE NILE, INC.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	Quarter ended		Year to date ended
	October 4, 2015	September 28, 2014	October 4, 2015	September 28, 2014
Net income	$1,977	$1,650	$5,495	$4,900
Other comprehensive income (loss):
Foreign currency translation adjustments	(14)	(108)	25	(127)
Total comprehensive income	$1,963	$1,542	$5,520	$4,773
The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE NILE, INC.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount		Retained Earnings		Shares	Amount	Total Stockholders’ Equity
Balance, January 5, 2015	21,615	$22	$227,146	$103,489	$(236)	(9,756)	$(316,718)	$13,703
Net income				5,495				5,495
Other comprehensive income					25			25
Tax deficiency from share-based awards			(597)					(597)
Exercise of common stock options	8	—	241					241
Issuance of common stock to directors	1	—	30					30
Vesting of restricted stock units	62	—	—					—
Shares withheld related to net share settlement of share-based awards	(14)	—	(424)					(424)
Stock-based compensation			3,894					3,894
Repurchase of common stock						(383)	(10,780)	(10,780)
Balance, October 4, 2015	21,672	$22	$230,290	$108,984	$(211)	(10,139)	$(327,498)	$11,587
The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE NILE, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Year to date ended
	October 4, 2015	September 28, 2014
Operating activities:
Net income	$5,495	$4,900
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,771	2,742
Stock-based compensation	3,831	3,245
Deferred income taxes	(657)	1,839
Tax deficiency from share-based awards	(597)	(1,798)
Excess tax benefit from share-based awards	(29)	(173)
Changes in assets and liabilities:
Receivables	(1,228)	26
Inventories	(278)	1,446
Prepaid income taxes	—	(50)
Prepaid expenses and other assets	(755)	(234)
Accounts payable	(52,344)	(50,071)
Accrued liabilities	(3,176)	(4,229)
Unearned income	2,141	—
Deferred rent and other	(180)	(168)
Net cash used in operating activities	(45,006)	(42,525)
Investing activities:
Purchases of property and equipment	(2,940)	(2,820)
Payments received on note receivable	1,400	—
Net cash used in investing activities	(1,540)	(2,820)
Financing activities:
Repurchase of common stock	(10,780)	(40,308)
Proceeds from stock option exercises	241	2,266
Taxes paid for net share settlement of share-based awards	(424)	(244)
Excess tax benefit from share-based awards	29	173
Principal payments under long-term financing obligation	(24)	(96)
Net cash used in financing activities	(10,958)	(38,209)
Effect of exchange rate changes on cash and cash equivalents	(73)	(64)
Net decrease in cash and cash equivalents	(57,577)	(83,618)
Cash and cash equivalents, beginning of period	91,186	115,942
Cash and cash equivalents, end of period	$33,609	$32,324

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$4,825	$2,506
The accompanying notes are an integral part of these condensed consolidated financial statements.

Blue Nile, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.	Description of Our Business and Summary of Significant Accounting Policies
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
Foreign Currency
The functional currency of most of the Company’s subsidiaries is the applicable local currency. The assets and liabilities of our subsidiaries have been translated to U.S. dollars using the exchange rates effective on the balance sheet dates, while income and expense accounts are translated at the average rates in effect during the periods presented. The resulting translation adjustments are recorded as a component of other comprehensive income (loss) within stockholders’ equity.

Blue Nile, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company offers customers the ability to transact in 23 currencies. Some of the Company’s subsidiaries engage in transactions denominated in currencies other than the Company’s functional currency. Gains or losses arising from these transactions are recorded in other income (loss), net in the condensed consolidated statements of operations.
Note Receivable and Other Investments
The Company holds a minority ownership of a privately-held company in the form of convertible preferred shares, purchased for an aggregate amount of $2.0 million, which we account for under the cost method of accounting.
The Company held a $2.0 million note receivable (the “Note”) from the same privately-held company. During the nine months ended October 4, 2015, the Company received payment of $1.4 million on the principal amount, with the remainder of the principal collectable within a year. The interest rate changes over the term of the Note to LIBOR plus a predetermined rate per annum. The Note is recorded at its face amount on the Company’s condensed consolidated balance sheet.
The Company holds a minority ownership in another privately-held company in the form of common stock and warrants, purchased for $280,000, which we account for under the cost method of accounting.
The Company reviews its investments for impairment when events and circumstances indicate that the decline in fair value of the assets below the carrying value is other-than-temporary. No other-than-temporary impairment charges were recorded for the year to date ended October 4, 2015.
Credit Agreement
On February 17, 2015, the Company renewed its Credit Agreement (the “Credit Agreement”) with U.S. Bank National Association (the “Lender”). The Credit Agreement provides for a $40.0 million (the “Credit Limit”) unsecured, revolving credit facility (the “Revolving Loan”) with the Company’s option to increase the Credit Limit to $50.0 million. Under the terms and conditions of the Credit Agreement, the Company may borrow from the Lender for one year with annual renewals at the Lender’s discretion. The Company also has the ability to convert the outstanding balance to a fixed term of up to five years. The aggregate principal amounts outstanding at any one time shall not exceed the Credit Limit.
As of October 4, 2015, the Company does not have any amounts outstanding under the Credit Agreement and is in compliance with the covenants of the Credit Agreement.
Recent Accounting Pronouncements
In July 2015, the Financial Accounting Standards Board (“FASB”) issued guidance on the subsequent measurement of inventory, which changes the measurement from lower of cost or market to lower of cost and net realizable value. The guidance will require prospective application at the beginning of the Company’s first quarter of fiscal year 2017, but permits adoption in an earlier period. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements and the timing of adoption.
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

Blue Nile, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 2.Stock-based Compensation
As of October 4, 2015, the Company had four equity plans. Additional information regarding these plans is disclosed in the Annual Report.
Stock-based compensation expense, net of estimated forfeitures, is recognized on a straight-line basis over the vesting period for each stock option or restricted stock unit (“RSU”) grant that is expected to vest at some point in the future. Forfeitures are estimated at the date of grant based on the Company’s historical experience and future expectations.
The fair value of each stock option on the date of grant is estimated using the Black-Scholes-Merton option valuation model. The fair value of each RSU is based on the Fair Market Value (as defined in the Company’s 2013 Equity Incentive Plan) of the Company’s common stock on the date of the grant.
There were no stock options granted during the quarter ended September 28, 2014. The following weighted average assumptions were used for the valuation of stock options granted during the periods presented:

	Quarter ended	Year to date ended
	October 4, 2015	October 4, 2015	September 28, 2014
Expected term	4.5 years	4.5 years	4.5 years
Expected volatility	46.3%	46.8%	46.9%
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	1.7%	1.5%	1.5%
Estimated weighted average fair value per stock option granted	$12.41	$11.38	$13.28
The assumptions used to calculate the fair value of stock options granted are evaluated and revised, if necessary, to reflect market conditions and the Company’s experience.
A summary of stock option activity for the year to date ended October 4, 2015 is as follows:

	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance, January 5, 2015	1,021	$39.56
Granted	39	28.31
Exercised	(8)	31.76
Canceled	(79)	49.25
Balance, October 4, 2015	973	$38.37	5.62	$901
Vested and expected to vest at October 4, 2015	956	$38.50	5.57	$879
Exercisable, October 4, 2015	817	$39.66	5.17	$739
During the year to date ended October 4, 2015, the total fair value of stock options vested was $1.9 million.

Blue Nile, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of RSU activity for the year to date ended October 4, 2015 is as follows:

	RSUs (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance, January 5, 2015	109	$31.74
Granted	284	28.95
Vested	(62)	30.18
Canceled	(9)	31.24
Balance, October 4, 2015	322	$29.59	1.70	$10,171
Vested and expected to vest at October 4, 2015	271	$35.21	1.56	$8,565
The aggregate intrinsic value in the tables above are before applicable income taxes and represent the amount recipients would have received if all stock options had been exercised or RSUs had been released on the last business day of the period indicated, based on the closing stock price of the Company’s common stock on such date. The total intrinsic value of RSUs vested was approximately $1.9 million during year to date ended October 4, 2015 and $1.0 million during year to date ended September 28, 2014. During the year to date ended October 4, 2015 and September 28, 2014, the total fair value of RSUs vested was approximately $1.9 million and $1.1 million, respectively.
As of October 4, 2015, the Company had total unrecognized compensation costs related to unvested stock options and RSUs of $9.0 million, before income taxes. The Company expects to recognize this cost over a weighted average period of 1.9 years for the options and 3.4 years for the RSUs.
Note 3.Inventories
Inventories are stated at cost and consist of the following (in thousands):

	October 4, 2015	January 4, 2015	September 28, 2014
Loose diamonds	$12,516	$6,439	$4,026
Fine jewelry and other	29,430	35,229	29,058
Total	$41,946	$41,668	$33,084

Note 4.	Net Income Per Share
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

Blue Nile, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following tables set forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Quarter ended		Year to date ended
	October 4, 2015	September 28, 2014	October 4, 2015	September 28, 2014
Net income	$1,977	$1,650	$5,495	$4,900
Weighted average common shares outstanding	11,523	11,844	11,706	12,248
Basic net income per share	$0.17	$0.14	$0.47	$0.40
Dilutive effect of stock options and RSUs	89	21	73	64
Common stock and common stock equivalents	11,612	11,865	11,779	12,312
Diluted net income per share	$0.17	$0.14	$0.47	$0.40
For the quarter and year to date ended October 4, 2015, the Company excluded 744,920 and 859,546 stock option shares, respectively, from the computation of diluted net income per share due to their antidilutive effect. For the quarter and year to date ended September 28, 2014, the Company excluded 1,133,355 and 1,057,421 stock option shares, respectively, from the computation of diluted net income per share due to their antidilutive effect.
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
Note 6. Subsequent Events
On November 2, 2015, Blue Nile’s Board of Directors authorized the renewal of the Company’s repurchase program. The Company is authorized to repurchase up to $100.0 million of the Company’s common stock over the next 27 months.

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
In order for Blue Nile to achieve significantly greater scale, we believe that consumers in the fine jewelry category need to shift their purchase decisions to online retailers at a more significant rate. We believe that we will influence this trend by providing more compelling reasons to buy from us through enhancements in the online user experience, development of our engagement and non-engagement product lines, and expansion of our international operations. We are also investing in marketing to drive greater brand awareness and familiarity, utilizing our growing acumen in data analytics to refine our pricing strategy and to grow our margins, and leveraging scale to source products in ways that provide exceptional quality and value to our customers. We also are testing a limited roll-out of small retail storefronts, which we call our Webroom Concept, to determine if physical presence in targeted markets encourage more customers to buy online from us.
The engagement product category includes gold or platinum engagement rings with a diamond center stone and loose diamonds. We believe that value and quality are important drivers of engagement sales, and the current cost of diamonds is a significant factor to our growth rate. Generally, we purchase our diamonds on a real time basis from our suppliers when a customer places an order for a specific diamond. When the cost of diamonds is relatively steady or declines, we believe that our business benefits because we are able to immediately pass those lower costs on to consumers. In periods of rapidly rising diamond costs, the value that we are able to provide to customers compared to our brick and mortar retail competitors may not be as compelling and our revenue as well as gross margin may suffer as we may choose to offset the inflationary impact of these changes. Regardless of diamond pricing dynamics, we will remain focused on growing sales by utilizing our aggressive retail pricing, developing and expanding our product lines as well as deepening our supply chain, and delivering a compelling website experience across all devices.
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

Third Quarter of 2015 Summary of Results of Operations
We achieved third quarter net sales of $109.9 million, a 4.0% increase from the third quarter of 2014. U.S. engagement net sales increased 6.9%, U.S. non-engagement net sales increased 6.7% and net sales of both engagement and non-engagement products in our international markets decreased 7.2% from the third quarter of 2014. International net sales comprised 18.2% of our total net sales for the quarter. Our gross profit increased $2.4 million in the third quarter of 2015, a 12.6% increase compared to the third quarter of 2014. Net income per diluted share was $0.17 in the third quarter of 2015, compared to $0.14 for the third quarter of 2014.

Results of Operations
Comparison of the Quarter Ended October 4, 2015 to the Quarter Ended September 28, 2014
The following table presents our operating results for the quarters ended October 4, 2015 and September 28, 2014, including a comparison of the financial results for these periods (dollars in thousands, except per share data):

	Quarter ended
	October 4, 2015	September 28, 2014	$ Change	% Change
Net sales	$109,943	$105,760	$4,183	4.0%
Cost of sales	88,712	86,910	1,802	2.1%
Gross profit	21,231	18,850	2,381	12.6%
Selling, general and administrative expenses	18,192	16,290	1,902	11.7%
Operating income	3,039	2,560	479	18.7%
Other loss, net:
Interest income, net	12	19	(7)	(36.8)%
Other loss, net	(33)	(81)	(48)	(59.3)%
Total other loss, net	(21)	(62)	(41)	(66.1)%
Income before income taxes	3,018	2,498	520	20.8%
Income tax expense	1,041	848	193	22.8%
Net income	$1,977	$1,650	$327	19.8%
Basic net income per share	$0.17	$0.14	$0.03
Diluted net income per share	$0.17	$0.14	$0.03
Net Sales
Net sales increased 4.0% during the third quarter of 2015 as compared with the third quarter of 2014. The total net sales increase was due to an increase in average order value, partially offset by a decrease in orders.
Net sales in the U.S. increased 6.8% to $90.0 million for the third quarter of 2015, compared with $84.3 million in the same quarter last year. U.S. engagement net sales for the third quarter of 2015 increased 6.9% to $65.0 million, compared to $60.8 million for the third quarter of 2014. The increase in U.S. engagement net sales was due to an increase in orders, partially offset by a decrease in average order value due to a decrease in sales of our higher price point products specifically those above $50,000. U.S. non-engagement net sales for the third quarter 2015 increased 6.7% to $25.0 million, compared to $23.5 million for the third quarter 2014 due to an increase in average order value, partially offset by a decrease in orders.

International net sales decreased 7.2% to $19.9 million in the third quarter of 2015 from $21.5 million in the third quarter of 2014. International net sales decreased due to a decrease in average order value, partially offset by an increase in orders. International net sales in the third quarter of 2015 decreased in all but the European market due to unfavorable foreign currency exchange rates as well as general slowdown in the economy in some of these markets. Internally, we monitor our international sales performance on a non-GAAP basis which eliminates the positive or negative effects that result from translating currency from international sales into U.S. dollars (“constant exchange rate basis”). Changes in foreign exchange rates during the third quarter of 2015, compared to the rates in effect during the third quarter of 2014, had a negative impact of approximately 10.2% on international net sales. Excluding the impact of changes in foreign exchange rates, international net sales increased 3% for the third quarter of 2015 compared to the third quarter of 2014.
Gross Profit
Gross profit in the third quarter of 2015 increased 12.6% to $21.2 million from $18.9 million in the third quarter of 2014. The increase in gross profit resulted primarily from an increase in net sales as well as an increase in the gross margin rate. Gross margin rate was 19.3% for the third quarter of 2015 and 17.8% for the third quarter of 2014. The increase in gross margin rate resulted from mix shift to lower price point products which carry greater margins and higher mark-up on our products driven by our refined data analytics as well as supply chain efficiencies and lower diamond prices.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 11.7% to $18.2 million in the third quarter of 2015 compared to $16.3 million in the third quarter of 2014. Marketing and advertising costs increased approximately $0.9 million primarily due to increased spending on online marketing vehicles to drive traffic to our website both domestically and internationally. Compensation and benefits expense increased by approximately $0.4 million primarily due to increased headcount to support order growth and key business initiatives. Stock-based compensation expense increased approximately $0.3 million due to a higher number of RSUs outstanding, partially offset by a decrease in weighted average grant date fair value of RSUs outstanding and a lower number of options outstanding with a lower estimated weighted average fair value per stock option in the third quarter of 2015. Payment processing fees increased approximately $0.2 million due to higher sales volumes and higher payment processing rates. Selling, general and administrative expenses as a percentage of sales increased to 16.5% in the third quarter of 2015 compared to 15.4% in the third quarter of 2014 as selling, general and administrative expenses accelerated faster than sales.
Operating Income
Operating income was $3.0 million in the third quarter of 2015 compared to $2.6 million in the third quarter of 2014. The increase in operating income was primarily due to an increase in gross profit partially offset by an increase in selling, general and administrative expenses.
Income Taxes
Our effective tax rate increased to 34.5% in the third quarter of 2015 from 33.9% in the third quarter of 2014. The increase in the effective rate was primarily due to the valuation allowance related to deferred tax assets recognized by our international subsidiaries in fiscal year 2015.

Comparison of the Year to Date Ended October 4, 2015 to the Year to Date Ended September 28, 2014
The following table presents our operating results for the years to date ended October 4, 2015 and September 28, 2014, including a comparison of the financial results for these periods (dollars in thousands, except per share data):

	Year to date ended
	October 4, 2015	September 28, 2014	$ Change	% Change
Net sales	$330,083	$316,057	$14,026	4.4%
Cost of sales	266,790	257,915	8,875	3.4%
Gross profit	63,293	58,142	5,151	8.9%
Selling, general and administrative expenses	54,905	50,787	4,118	8.1%
Operating income	8,388	7,355	1,033	14.0%
Other income, net:
Interest income, net	76	91	(15)	(16.5)%
Other loss, net	—	(47)	47	100.0%
Total other income, net	76	44	32	72.7%
Income before income taxes	8,464	7,399	1,065	14.4%
Income tax expense	2,969	2,499	470	18.8%
Net income	$5,495	$4,900	$595	12.1%
Basic net income per share	$0.47	$0.40	$0.07
Diluted net income per share	$0.47	$0.40	$0.07
Net Sales
Net sales increased 4.4% during the year to date ended October 4, 2015, compared with the year to date ended September 28, 2014, due primarily to an increase in average order value, partially offset by a decrease in orders.
Net sales in the U.S. increased 4.8% to $271.1 million during the year to date ended October 4, 2015, compared with $258.6 million during the year to date ended September 28, 2014. U.S. engagement net sales for the year to date ended October 4, 2015 increased to $191.4 million from $181.4 million for the year to date ended September 28, 2014. The increase in U.S. engagement net sales was due to an increase in both orders and average order value. U.S. non-engagement net sales for the year to date ended October 4, 2015 increased to $79.7 million, compared to $77.2 million for the year to date ended September 28, 2014 due to an increase in average order value partially offset by a decrease in orders.
International net sales increased 2.7% in the year to date ended October 4, 2015 to $59.0 million, from $57.5 million in the year to date ended September 28, 2014. International net sales increased due to an increase in orders, partially offset by a decrease in average order value. Net sales increased in China and Europe, offset by net sales decrease in other international markets due primarily to unfavorable foreign currency exchange rates in these markets. Foreign exchange rates during the year to date ended October 4, 2015, compared to the rates in effect during the year to date ended September 28, 2014, had a negative impact of approximately 8.8% on international net sales. Excluding the impact of changes in foreign exchange rates, international net sales increased 11.5% in the year to date ended October 4, 2015 compared to the year to date ended September 28, 2014.

Gross Profit
Gross profit increased $5.2 million to $63.3 million in the year to date ended October 4, 2015 compared to $58.1 million in the year to date ended September 28, 2014. The increase in gross profit was due to the increase in net sales as well as an increase in the gross margin rate. Gross margin rate was 19.2% in the year to date ended October 4, 2015 as compared to 18.4% in the year to date ended September 28, 2014. The increase in gross margin rate resulted primarily from higher mark-up on our products resulting from our refined data analytics as well as supply chain efficiencies and lower diamond prices.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 8.1% to $54.9 million in the year to date ended October 4, 2015 compared to $50.8 million in the year to date ended September 28, 2014. Marketing and advertising costs increased appoximately $2.6 million, primarily due to increased spending on online marketing vehicles and other marketing efforts to drive traffic to our website, both domestically and internationally. Stock-based compensation expenses increased approximately $0.6 million due to a higher number of RSUs outstanding, partially offset by a decrease in weighted average grant date fair value of RSUs outstanding and a lower number of options outstanding with a lower estimated weighted average fair value per stock option in the year to date ended October 4, 2015. Compensation and benefits expense increased by approximately $0.4 million due primarily to increased headcount to support order growth and key business initiatives. Payment processing fees increased approximately $0.4 million due to higher sales volumes and higher payment processing rates. As a percentage of net sales, selling, general and administrative expenses were 16.6% in the year to date ended October 4, 2015, as compared to 16.1% in the year to date ended September 28, 2014 as selling, general and administrative expenses accelerated faster than sales.
Operating Income
Operating income increased 14.0% to $8.4 million in the year to date ended October 4, 2015 compared to $7.4 million in the year to date ended September 28, 2014. The increase in operating income for the year to date ended October 4, 2015 was due to an increase in gross profit, partially offset by an increase in selling, general and administrative expenses.
Income Taxes
Our effective tax rate increased to 35.1% in the year to date ended October 4, 2015 from 33.8% in the year to date ended September 28, 2014 primarily due to nondeductible executive compensation for the fiscal year to date.
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
As of October 4, 2015, we had a working capital deficiency of $1.0 million, including cash and cash equivalents of $33.6 million and inventory of $41.9 million, offset by accounts payable of $76.3 million. Current levels of cash and cash equivalents reflect the repurchase of shares of our common stock in the year to date ended October 4, 2015.

Net cash of $45.0 million was used in operating activities for the year to date ended October 4, 2015, compared to net cash used in operating activities of $42.5 million for the year to date ended September 28, 2014. The increase in cash used in operating activities was primarily due to changes in working capital accounts offset by increased earnings.
Net cash of $1.5 million and $2.8 million were used in investing activities for the year to date periods ended October 4, 2015 and September 28, 2014, respectively. In both years, cash used in investing activities was primarily the result of purchases of property and equipment which includes capitalized costs to develop our website and internal-use software to support our operations. Our capital needs are generally relatively low and include, without limitation, investments in technology and website enhancements, capital improvements to our leased warehouse and office facilities and furniture and equipment. The cash used in investing activities during the year to date ended October 4, 2015 was partially offset by payments received on note receivable of $1.4 million.
Net cash used in financing activities for the year to date ended October 4, 2015 was $11.0 million, primarily related to the repurchase of our common stock of $10.8 million. Net cash used in financing activities for the year to date ended September 28, 2014 was $38.2 million, primarily related to the repurchase of our common stock of $40.3 million, partially offset by $2.3 million of proceeds from stock option exercises.
On October 28, 2013, our board of directors authorized the repurchase of up to $100.0 million of our common stock during the 24-month period following such approval date under our buyback program. Since the repurchase authorization on October 28, 2013 through October 4, 2015, we have repurchased an aggregate of 1,590,638 shares for a total of $51.1 million. We have approximately $48.9 million left for repurchase under this repurchase authorization as of October 4, 2015.
On November 2, 2015, our board of directors authorized the renewal of our share repurchase program. Under this renewed program, we are authorized to repurchase up to $100.0 million of our common stock over the next 27 months, subject to limitations under Delaware law and the market conditions described below.
Since the inception of the buyback program in the first quarter of 2005 through October 4, 2015, we have repurchased an aggregate of approximately 9.4 million shares for a total of $326.9 million. Our shares may be repurchased from time to time in open market transactions or in negotiated transactions off the market. The timing and amount of any shares repurchased is determined by our management based on their evaluation of market conditions and other factors, including our cash needs. Repurchases may also be made under a Rule 10b5-1 plan. We continually assess market conditions, our cash position, operating results, current forecasts and other factors when making decisions about stock repurchases.
For the fiscal year to date through November 3, 2015, we have repurchased approximately 383,000 shares of our common stock for $10.8 million.
On February 17, 2015, the Company renewed its Credit Agreement which provides for a $40.0 million Credit Limit under a Revolving Loan with the Company’s option to increase the Credit Limit to $50.0 million. We currently do not have any outstanding debt under the Credit Agreement. We believe that our current cash and cash equivalent balances, cash flow from operations and our ability to borrow under the Revolving Loan will be sufficient to meet our anticipated operating and capital expenditure needs for at least the next 12 months. However, projections of future cash needs and cash flows are subject to many factors and to uncertainty. We continually assess our capital structure and opportunities to obtain credit facilities, sell equity or debt securities, or undertake other transactions for strategic reasons or to further strengthen our financial position.
Contractual Obligations
There have been no material changes to our contractual obligations during the period covered by this report from those disclosed in our Annual Report.
Off-Balance Sheet Arrangements
As of October 4, 2015, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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
The following table reconciles year-over-year international net sales percentage increases (decreases) from the GAAP sales measures to the non-GAAP constant exchange rate basis:

Quarter ended October 4, 2015	Year over year growth	Effect of foreign exchange movements	Year over year growth on constant exchange rate basis
International net sales	(7.2)%	(10.2)%	3.0%
Quarter ended September 28, 2014	Year over year growth	Effect of foreign exchange movements	Year over year growth on constant exchange rate basis
International net sales	25.6%	(0.3)%	25.9%

Year to date ended October 4, 2015	Year over year growth	Effect of foreign exchange movements	Year over year growth on constant exchange rate basis
International net sales	2.7%	(8.8)%	11.5%
Year to date ended September 28, 2014	Year over year growth	Effect of foreign exchange movements	Year over year growth on constant exchange rate basis
International net sales	10.8%	(2.2)%	13.0%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Our exposure to financial market risk results primarily from fluctuations in interest rates and foreign currency exchange rates. There have been no material changes to our market risks as disclosed in our Annual Report.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
During the quarter ended October 4, 2015, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed by us in our periodic reports filed or submitted under the Exchange Act with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our certifying officers concluded that as of the end of the period covered by this report these disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended October 4, 2015, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Given that we sell high value items, indirect tax is a significant consideration, and thus additional obligations to collect indirect taxes from customers may adversely impact our future sales. A successful assertion by one or more states, U.S. Congress, or foreign countries to require the collection of indirect taxes on the sale of our products and/or to require us to disclose our customers’private information to tax authorities could result in substantial tax, penalty and interest liabilities for past sales; discourage customers from purchasing products from us; decrease our competitive advantage; cause us to spend additional money, time and other resources to understand and comply with multi-jurisdictional tax structures; cause us to discontinue certain successful sales and marketing initiatives; and otherwise substantially harm our business and results of operations.

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

Our business may be adversely affected, if we are unable to provide a cost-effective shopping platform that is able to respond and adapt to rapid changes in technology and consumer preferences.*

The number of people who access the Internet through devices other than personal computers, including mobile phones, smart phones, handheld computers such as notebooks and tablets, video game consoles and television set-top devices, has increased dramatically in the past few years. The smaller screen size, functionality and memory associated with some alternative devices may make the use of our website and purchasing our products more difficult; and the versions of our website developed for these devices may not be compelling to consumers. Each manufacturer or distributor may establish unique technical standards for its devices, and our website may not work or be viewable on these devices as a result. As new devices and new platforms are continually being released, it is difficult to predict the challenges we may encounter in developing versions of our website for use on these alternative devices and we may need to devote significant resources to the creation, support and maintenance of such devices. If we are unable to attract consumers to our website through these devices or are slow to develop a version of our website that is more compatible with alternative devices, we may fail to capture a significant share of consumers in the market for diamonds and fine jewelry, which could adversely affect our business.
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

We may be unsuccessful in further expanding our operations internationally.*

For the year to date ended October 4, 2015, international net sales represented 17.9% of our total net sales. We continue to increase marketing and sales efforts and anticipate continuing to expand our international sales and operations in the future either by expanding local versions of our website for foreign markets, through acquisitions, investments or alliances with third parties, or through other means. Investments in foreign entities may be impaired and lose value, and this risk of loss is heightened by potential changes in the legal and regulatory environment in the international markets where these acquired businesses or joint ventures operate.
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

The People’s Republic of China (“PRC”) governs Blue Nile’s subsidiaries’ and partners’ businesses and operations through laws, regulations and licensing requirements restricting (i) foreign investment in Internet sales, importation of goods and services, IT infrastructure, retail and other sectors, and (ii) Internet content. There are uncertainties in the interpretation of the PRC laws, regulations and licensing requirements. If our Chinese business interests were found to be in violation of any existing or future PRC laws or regulations or if interpretations of laws and regulations were to change, the business could be subject to fines and other financial penalties, have licenses revoked, or be forced to shut down entirely.

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

The satisfactory performance, reliability and availability of our website, transaction processing systems and network infrastructure are critical to our reputation, our ability to attract and retain customers and to maintain adequate customer service levels. Any future system interruptions, downtime or technical difficulties that result in the unavailability of our website or reduced order fulfillment performance could result in negative publicity, damage our reputation and brand and cause our business and results of operations to suffer. We may be susceptible to such disruptions in the future. We may also experience temporary system interruptions for a variety of other reasons in the future, including power failures, failures of Internet service and telecommunication providers, software or human errors, cyber attacks, or an overwhelming number of visitors trying to reach our website during periods of strong seasonal demand or promotions. Because we are dependent, in part, on third parties for the implementation and maintenance of certain aspects of our systems and because some of the causes of system interruptions may be outside of our control, we may not be able to remedy such interruptions in a timely manner, or at all.
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

Unusual weather patterns could adversely affect the Company’s performance.*

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

Repurchases of our common stock or other investments we may make may not prove to be the best use of our cash resources.*

We have and plan to continue to opportunistically repurchase shares of our common stock. Since the inception of our stock repurchase program in the first quarter of 2005 through October 4, 2015, we have repurchased an aggregate of 9.4 million shares for a total of $326.9 million. On November 2, 2015, Blue Nile’s Board of Directors authorized the renewal of the Company’s repurchase program. The Company is authorized to repurchase up to $100.0 million of the Company’s common stock over the next 27 months.
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

If we are unable to accurately manage our inventory, our reputation, results of operations and cash flow could suffer.*

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

We may have exposure to greater than anticipated tax liabilities.*

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

We rely on a combination of patent, trademark, trade secret and copyright law, and contractual restrictions to protect our intellectual property. These afford only limited protection. Despite our efforts to protect and enforce our proprietary rights, unauthorized parties have attempted, and may in the future attempt, to copy aspects of our website images, features, compilation and functionality or to obtain and use information that we consider as proprietary, such as the technology used to operate our website, our content and our trademarks. We have registered or have applications pending for, “Blue Nile,” the BN logo, the Blue Nile BN stylized logo, “Build Your Own Ring,” “Build Your Own Five-Stone Ring,” “Build Your Own Three Stone Ring,” “Build Your Own Diamond Jewelry,” “Build Your Own Diamond Pendant,” “Build Your Own Earrings” and "Build Your Own Charm Bracelet" as trademarks in the United States and in certain other countries. Our competitors have, and other competitors may, adopt service names similar to ours, thereby impeding our ability to build brand identity and possibly leading to consumer confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of the term Blue Nile or our other trademarks. Any claims or consumer confusion related to our trademarks could damage our reputation and brand and substantially harm our business and results of operations. In addition, we are the holder of a patent entitled “Computerized Search Technique, such as an Internet-Based Gemstone Search Technique” (U.S. Patent No. 8,271,521) and have several other U.S. patent applications pending at this time.

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

We may undertake wide-ranging strategic initiatives which may fail to achieve our objectives and may dilute the ownership of our existing stockholders.*
A key component of our business strategy includes strengthening our competitive position to improve our long term financial performance. As part of this strategy, we may pursue strategic transactions and acquisitions of businesses, technologies or services.
In the future, we may choose to raise capital through public or private financing or other arrangements. Such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could harm our business. We may sell our common stock, convertible securities and other equity securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities in subsequent transactions, stockholders may be materially diluted. New investors in such subsequent transactions could gain rights, preferences and privileges senior to those of holders of our common stockholders. Debt financing, if available, may involve restrictive covenants and could reduce our operational flexibility or profitability. For example, we currently have a credit facility which contains certain financial covenants. If we cannot raise funds on acceptable terms, we may not be able to grow our business or respond to competitive pressures.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals, originating from the Democratic Republic of Congo (the “DRC”) and adjoining countries. As a result, in August 2012 the SEC adopted annual disclosure and reporting requirements for those companies who use conflict minerals mined from the DRC and adjoining countries in their products. We performed due diligence efforts in fiscal 2014 and will continue these efforts to adhere with the disclosure requirements. There may be costs associated with complying with these disclosure requirements, including those that may be incurred in conducting due diligence procedures to determine the sources of conflict minerals used in our products and other potential changes to products, processes or sources of supply as a consequence of such verification activities. The implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in our products. As there may be only a limited number of suppliers offering conflict free conflict minerals, we cannot be sure that we will be able to obtain necessary conflict free conflict minerals from such suppliers in sufficient quantities or at competitive prices. Also, we may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we may implement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Below is a summary of stock repurchases during the quarter ended October 4, 2015.
Issuer Purchases of Equity Securities
(Dollars in thousands except per share amounts)

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs *

July 6, 2015 through August 2, 2015	7,763	$30	7,763	$48,911
August 3, 2015 through August 30, 2015	—	$—	—	$48,911
August 31, 2015 through October 4, 2015	—	$—	—	$48,911

Total shares purchased	7,763		7,763

*
On October 28, 2013, our board of directors authorized the repurchase of up to $100.0 million of our common stock within the 24-month period following such approval date. As of October 4, 2015, approximately $48.9 million remained under the repurchase authorization. On November 2, 2015, our board of directors authorized the renewal of our share repurchase program. Under this renewed program, we are authorized to repurchase up to $100.0 million of our common stock over the 27 months following the approval date. The shares may be repurchased from time to time in open market transactions or in negotiated transactions off the market. Our management determines the timing and amount of any shares repurchased based on their evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws.

Item 6.	Exhibits
See exhibits listed under the Exhibit Index on page 42.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUE NILE, INC.
Registrant

Dated: November 10, 2015	/s/ David Binder
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