Form 10-K
period 2016-01-03
BLUE NILE INC
filed 2016-03-01
CIK 1091171

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2016

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
(do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant at July 5, 2015 was approximately $344 million, based on the last trading price of $30.04 per share, excluding approximately 73,000 shares held by directors and executive officers of the registrant. This calculation does not exclude shares held by organizations whose ownership exceeds 5% of the registrant’s outstanding common stock as of July 5, 2015 that have represented on Schedule 13G filed with the Securities and Exchange Commission that they are registered investment advisers or investment companies registered under Section 8 of the Investment Company Act of 1940.
The number of shares outstanding of the registrant’s common stock as of February 19, 2016 was 11,604,082.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. The proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended January 3, 2016.

BLUE NILE, INC.

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED JANUARY 3, 2016

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

General

Blue Nile's fiscal year ends on the Sunday nearest to December 31. Fiscal year 2015 ended on January 3, 2016 and included 52 weeks. The fiscal year ended January 4, 2015 included 53 weeks, with the 53rd week falling in our fourth quarter. Fiscal years ended December 29, 2013, December 30, 2012, and January 1, 2012 each included 52 weeks.

Overview

Incorporated in 1999 as a Delaware corporation, Blue Nile is a leading online retailer of high-quality diamonds and fine jewelry. We offer our products for sale through the Blue Nile website in over 40 countries and territories throughout the world. Our primary focus is on growing our business and providing shareholder value by driving profitability through unparalleled quality, selection and value to consumers and delivering exceptional customer service. We believe that our extensive and unique product selection, connection with our customers through our marketing and customer service efforts, and the value we provide to our customers through our competitive pricing will result in increasing our sales and market share both domestically and internationally. Our principal corporate office is located in Seattle, Washington. Our online business model allows us to avoid many of the costs that are typically incurred by traditional physical retail stores. As a result, we are able to realize lower gross profit margins while remaining profitable and providing value to our customers through lower retail prices.

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

We have built a well-respected consumer brand by employing an informative sales process that empowers our customers while offering a broad selection of high-quality jewelry at very competitive prices. Our website showcases more than 150,000 independently certified diamonds and styles of fine jewelry, including rings, wedding bands, earrings, necklaces, pendants, bracelets, gifts, and accessories. We specialize in the customization of diamond jewelry with our “Build Your Own” feature that offers customers the ability to customize diamond rings, pendants and earrings. We have developed an efficient online cost structure and a unique supply solution that eliminates traditional layers of diamond wholesalers and brokers, which generally allows us to purchase most of our product offerings at lower prices by avoiding mark-ups imposed by those intermediaries. While we may selectively acquire diamond inventory that we believe will be attractive to our customers, our supply solution enables us to purchase only those diamonds that our customers have ordered. As a result, we are able to minimize the costs associated with carrying diamond inventory and limit our risk of potential mark-downs.

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

Business Strategies

Our objective is to maximize our revenue and profitability and increase market share both domestically and internationally by offering exceptional value and service to our customers through a high-quality customer experience that leverages supply chain efficiencies, an efficient cost structure and offering excellent customer service. We have established and will continue to refine our scalable, capital-efficient business model that enables growth with lower working capital requirements than traditional store-based jewelry retailers. We also optimize the cash flow dynamics of our business by managing inventory balances along with vendor payment terms.

Our long-term strategic initiatives are aimed at delivering long-term shareholder value by increasing revenues, profits, cash flow and achieving greater scale leveraging our relatively low fixed-cost expenses and investing on initiatives to drive consumers to shift their purchase decisions to online jewelry retailers at a more significant rate. We believe that we will influence the shift to purchasing jewelry online by providing more compelling reasons to buy from us through enhancements in the online user experience, development of our engagement and non-engagement product lines, and expansion of our international operations. We are also investing in marketing to drive greater brand awareness and familiarity, utilizing our growing acumen in data analytics to refine our pricing strategy and to grow our margins, and leveraging scale to source products in ways that provide exceptional quality and value to our customers. We also are testing a limited roll-out of small retail storefronts, which we call our Webroom Concept, to determine if innovative physical presence in targeted markets encourage more customers to buy online from us.

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

While we currently offer over 150,000 diamonds that are independently certified by third party diamond grading laboratories, typically the Gemological Institute of America, we aim to limit our diamond offerings to those possessing characteristics associated with high-quality. Accordingly, we offer diamonds with specified characteristics in the areas of shape, cut, color, clarity, and carat weight.

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

We offer a broad range of non-engagement products to complement our selection of high-quality customized diamond jewelry. In the case of non-engagement, unlike most diamonds that we sell, we typically take products into inventory before they are ordered by our customers. Our non-engagement products are purchased from over 90 manufacturers, most of whom have long-standing relationships with us. We generally enter into purchase order agreements with suppliers of non-engagement products. These purchase order agreements establish terms for quantity, price, payment and shipping. Additionally, we enter into operating agreements with these suppliers that include product quality requirements, product specifications and shipping procedures. We believe that our current suppliers are able to sufficiently meet our product needs and that there are alternative sources for most products that we purchase.

Marketing

Our marketing and advertising efforts include online and offline initiatives, which primarily consist of search engines, online videos, online display advertising, affiliate programs, direct online marketing, e-mail marketing, social networking/advertising and public relations.

Customer Service and Support

A key element of our business is our ability to provide a high level of customer service and support. We augment our online information resources with knowledgeable, highly-trained support staff through our call centers to give customers confidence in their purchases. Our diamond and jewelry consultants are trained to provide guidance on all steps in the process of buying engagement and non-engagement products, including, among other things, the process for selecting an appropriate item, the purchase of that item, financing and payment alternatives, and shipping services. Our commitment to customers is reflected in both high service levels that are provided by our extensively-trained diamond and jewelry consultants, as well as in our guarantees and policies. We prominently display all of our guarantees and policies on our website to create an environment of trust. These include policies relating to privacy, security, product availability, pricing, shipping, refunds, exchanges, diamond upgrades, lifetime warranty, and special orders. We typically offer a return policy of 30 days. We generally do not extend credit to customers; however our customers can make purchases through third-party credit cards and our private label credit card through a sponsoring bank (the "Blue Nile Credit Card"). The Blue Nile Credit Card provides various financing options to our customers and is a vehicle for promoting loyalty programs and other unique offers to our cardholders.

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

Technology and Systems

Our technology systems use a combination of proprietary, licensed and open-source technologies. We focus our internal development efforts on creating and enhancing the features and functionality of our website across multiple platforms as well as further refining our order processing and fulfillment systems to deliver a high-quality customer experience. We license third-party information technology systems for our financial reporting, inventory management, call center operations, order fulfillment, and merchandising. We use hosted service providers for e-mail, content distribution and other services. We use redundant Internet carriers to minimize the risk of downtime. Our systems are monitored continuously using third-party software, and an on-call team is staffed to respond to any emergencies or unauthorized access in the technology infrastructure.

Seasonality

We generally experience seasonal fluctuations in demand for our products. Our quarterly revenue is generally the highest in the fourth quarter due to Christmas. The fourth quarter accounted for approximately 31%, 33%, and 32% of our net sales in the fiscal years ended January 3, 2016, January 4, 2015 and December 29, 2013, respectively.

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

Intellectual Property

We rely on general intellectual property law and contractual restrictions and, to a limited extent, copyrights and patents, to protect our proprietary rights and technology. These contractual restrictions include confidentiality agreements, invention assignment agreements and nondisclosure agreements with employees, contractors, suppliers and strategic partners. In addition, we pursue the registration of our trademarks and service marks in the U.S. and certain other countries. In the U.S. and certain other countries, we have registered or have applications pending for, “Blue Nile,” the BN logo, the Blue Nile BN stylized logo, “Build Your Own Ring”, “Build Your Own Five-Stone Ring,” “Build Your Own Three Stone Ring,” “Build Your Own Diamond Jewelry,” “Build Your Own Diamond Pendant,” “Build Your Own Earrings,” and "Build Your Own Charm Bracelet". In addition, we are the holder of a patent entitled "Computerized Search Technique, such as an Internet-Based Gemstone Search Technique" (U.S. Patent No. 8,271,521) and have several other U.S. patent applications pending which relate to certain features of our website. We have registered the bluenile.com, bluenile.co.uk and bluenile.ca Internet domain names and various other related domain names. We have also registered copyrights with respect to certain images and information set forth on our website and certain computer codes incorporated in our website. Despite the protection of general intellectual property law and our contractual restrictions, it may be possible for a third-party to copy or otherwise obtain and use our intellectual property without our authorization. However, effective intellectual property protection or enforcement may not be available or cost effective in every country in which our products and services are made available. We also rely on technologies that we license from third parties, particularly software solutions for financial reporting, inventory management, call center operations, order fulfillment and merchandising.

Employees

At January 3, 2016, we employed 335 full-time employees and 17 part-time employees. We also utilize temporary personnel on a seasonal basis. Our employees are not party to any collective bargaining agreement and we have never experienced an organized work stoppage. We believe our relations with our employees are good.

Available Information

We make available, free of charge, through our website, www.bluenile.com, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports as soon as reasonably practicable after electronically filing such material with or furnishing it to the Securities and Exchange Commission (“SEC”). Our SEC reports, as well as our corporate governance policies and code of ethics, can be accessed through the investor relations section of our website. The information found on our website is not part of this or any other report filed with or furnished to the SEC. All of our filings with the SEC may be obtained at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. For information regarding the operation of the SEC’s Public Reference Room, please contact the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. Amendments to, and waivers from, our code of ethics that apply to our principal executive officer and principal financial officer, or persons performing similar functions, and that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K will be disclosed at the website address provided above and, to the extent required by applicable regulations, on a current report on Form 8-K.

Item 1A.Risk Factors

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

Demand for our products has been highly sensitive to pricing changes, because the success of our business model depends, in part, on our ability to offer quality products to customers at prices that are below those of traditional jewelry retailers. Pricing changes may result from changes in commodity prices or changes in our pricing strategy. The price of commodities upon which we are substantially dependent are subject to fluctuations arising from changes in supply and demand, competition, and market speculation. Because of our virtual inventory model for loose diamonds, our diamond product prices are much more sensitive to rapid fluctuations in the prices of diamonds than traditional retailers, which typically hold diamonds in inventory. Rapid and significant fluctuations in commodity prices, particularly diamond prices, may materially and adversely affect our sales, gross margins, customer experience, and competitive position. Further, we have and will continue to change our product pricing strategies. Our pricing strategies have and will likely continue to have a significant impact on our net sales, gross margins and net income.

General economic factors may adversely affect our financial performance and results of operations.

Our financial performance and results of operations depend significantly on worldwide economic conditions and their impact on consumer spending. Luxury products, such as diamonds and fine jewelry, are discretionary purchases for consumers. Recessionary economic cycles, higher interest rates, volatile fuel and energy costs, inflation, levels of unemployment, conditions in the residential real estate and mortgage markets, access to credit, consumer debt levels, unsettled financial markets and other economic factors that may affect consumer spending or buying habits could materially and adversely affect demand for our products. In addition, volatility in the financial markets has had and may continue to have a negative impact on consumer spending patterns. A reduction in consumer spending or disposable income may affect us more significantly than companies in other industries and companies with a more diversified product offering. In addition, negative national or global economic conditions may materially and adversely affect our suppliers’ financial performance, liquidity and access to capital. This may affect their ability to maintain their inventories, production levels and/or product quality, and could cause them to raise prices, lower production levels or cease their operations.

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

Our success depends on our ability to attract customers in a cost-effective manner. Our investments in marketing may not effectively reach potential consumers or those consumers may not decide to buy from us or the volume of consumers that purchase from us may not yield the intended return on investment. With respect to our marketing channels, we rely on relationships with providers of online services, search engines, directories and other websites and e-commerce businesses to provide content, advertising banners and other links that direct customers to our websites. We rely on these relationships as significant sources of traffic to our website. In particular, we rely on Google as an important marketing channel, if Google changes its algorithms or if competition increases for advertisements on Google, we may be unable to cost-effectively drive qualified consumers to our website.

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

A majority of the world’s supply of rough diamonds is controlled by a small number of diamond mining firms. As a result, any decisions made to restrict the supply of rough diamonds by these firms to our suppliers could substantially impair our ability to acquire diamonds at commercially reasonable prices, if at all. We do not currently have any direct supply relationships with these firms. Our ability to acquire diamonds and fine jewelry is also substantially dependent on our relationships with various suppliers. Approximately 19%, 18% and 20% of our payments to our diamond and fine jewelry suppliers for each of the years ended January 3, 2016, January 4, 2015, and December 29, 2013, respectively, were made to our top three suppliers for that year. The top three suppliers may change from year to year. Our inability to maintain and expand these and other future diamond and fine jewelry supply relationships on commercially reasonable terms or the inability of our current and future suppliers to maintain arrangements for the supply of products sold to us on commercially reasonable terms would substantially harm our business and results of operations. The financial performance and viability of our suppliers are also significantly dependent upon worldwide economic conditions and consumer demand for diamonds and fine jewelry. The failure of any of our principal suppliers to remain financially viable could adversely impact our supply of diamonds and fine jewelry for sale to our customers. Further, we typically have exclusive online supply relationships with our diamond suppliers. If we were no longer able to maintain these exclusive relationships with key suppliers, this may adversely impact our diamond supply and may harm our business and results of operations.

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

A critical component of our brand promotion strategy is establishing a relationship of trust with our customers, which we believe can be achieved by providing a high-quality customer experience. In order to provide a high-quality customer experience, we have invested and will continue to invest substantial amounts of resources in the development and functionality of our website, technology infrastructure, fulfillment operations and customer service operations. Our ability to provide a high-quality customer experience is also dependent, in large part, on external factors over which we may have little or no control, including, without limitation, the reliability and performance of our suppliers, third-party jewelry assemblers, third-party carriers, third party diamond grading laboratories and networking vendors. During our peak seasons, we rely on temporary employees to supplement our full-time customer service and fulfillment employees. Temporary employees may not have the same level of commitment to our customers as our full-time employees. If our customers are dissatisfied with the quality of the products or the customer service they receive, or if we are unable to deliver products to our customers in a timely manner or at all, our customers may stop purchasing products from us. We also rely on third parties for information, including product characteristics and availability that we present to consumers on our website, which may, on occasion, be inaccurate. Likewise, we have implemented, and we require our suppliers to implement, rigorous quality assurance measures to ensure that all diamonds we sell are 100% natural. Despite these efforts and assurances from our suppliers to provide us only 100% natural diamonds, it is possible that man-made or enhanced diamonds could be mixed in with natural diamonds and passed to us without our detection. We have made commitments to our customers to sell 100% natural diamonds and any inclusion of man-made or enhanced diamonds could cause significant damage to our reputation and brand. Our failure to provide our customers with high-quality products and high-quality customer experiences for any reason could substantially harm our reputation and adversely impact our efforts to develop Blue Nile as a trusted brand. The failure of our brand promotion activities could adversely affect our ability to attract new customers and maintain customer relationships, and, as a result, substantially harm our business and results of operations.

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

The online market for diamonds and fine jewelry is significantly less developed than the online market for books, music, toys and other consumer products. If this market does not gain widespread acceptance, our business may suffer. Our success will depend, in part, on our ability to attract additional consumers who have historically purchased diamonds and fine jewelry through traditional retailers and have chosen not to purchase online. Furthermore, we may have to incur significantly higher and more sustained advertising and promotional expenditures or price our products more competitively than we currently anticipate in order to attract additional online consumers to our website and convert them into purchasing customers. Specific factors that could prevent consumers from purchasing diamonds and fine jewelry from us include:

•
concerns about buying luxury products such as diamonds and fine jewelry online without a physical storefront, face-to-face interaction with sales personnel and the ability to physically handle and examine products;

•	delivery time associated with Internet orders;

•	product offerings that do not reflect consumer tastes and preferences;

•	pricing that does not meet consumer expectations;

•	concerns about the security of online transactions and the privacy of personal information;

•	delayed shipments or shipments of incorrect or damaged products;

•	inconvenience associated with returning or exchanging items purchased online; and

•	usability, functionality and features of our website.

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

Given that we sell high value items, indirect tax is a significant consideration, and thus additional obligations to collect indirect taxes from customers may adversely impact our future sales. Changes to laws, changes to interpretations of existing laws, or changes to administrative practices by U.S. federal, U.S. state, or foreign governments to require the collection of indirect taxes on the sale of our products and/or to require us to disclose our customers’ private information to tax authorities could result in substantial tax, penalty and interest liabilities for past sales; discourage customers from purchasing products from us; decrease our competitive advantage; cause us to spend additional money, time and other resources to understand and comply with multi-jurisdictional tax structures; cause us to discontinue certain successful sales and marketing initiatives; and otherwise substantially harm our business and results of operations.

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

Our stock price volatility may also impact the market valuation of our Company that is out of line from the fundamental performance of the business.

Our failure or the failure of our third-party business partners to protect our sites, networks and systems against security breaches, or otherwise to protect our confidential information, could damage our reputation and brand and substantially harm our business and operating results.

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

Dividend issuances, repurchases of our common stock or other investments we may make may not prove to be the best use of our cash resources.

We have and will consider issuing dividends to shareholders and we plan to continue to opportunistically repurchase shares of our common stock. These dividends may not be the best use of our cash. These repurchases and any repurchases we may make in the future may not prove to be at optimal prices and our use of cash for the stock repurchase program may not prove to be the best use of our cash resources and may adversely impact our future liquidity.

In addition, we have used in the past, and may use in the future, our cash and cash equivalents to make investments in certain businesses and ventures as our management thinks appropriate. These investments may decline in value after they are made or we may entirely lose the cash associated with the investment.

We may undertake wide-ranging strategic initiatives which may fail to achieve our objectives and may dilute the ownership of our existing stockholders.

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

Emerging start-ups may be able to innovate and provide products and services faster than we can, and they may be willing to price their products more aggressively in order to gain market share. In addition, traditional store-based retailers offer consumers the ability to physically handle and examine products in a manner that is not possible over the Internet, as well as a more convenient means of returning and exchanging purchased products. If our competitors are more successful than us in offering compelling products or in attracting and retaining consumers, our revenues and growth rates could decline. Such reductions and/or inventory liquidations can have a short-term adverse effect on our sales. Current and potential competitors include:

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

For the fiscal year ended January 3, 2016, international net sales represented 17.1% of our total net sales. We continue to increase marketing and sales efforts and anticipate continuing to expand our international sales and operations in the future either by expanding local versions of our website for foreign markets, through acquisitions, investments or alliances with third parties, or through other means. Investments in foreign entities may be impaired and lose value, and this risk of loss is heightened by potential changes in the legal and regulatory environment in the international markets where these acquired businesses or joint ventures operate.

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

Our corporate headquarters, primary fulfillment center, and the co-location facility which houses our computer and communication systems are located in Seattle, Washington. A natural disaster in Seattle, Washington may result in significant physical damage to or closure of one or more of these facilities, and significantly interrupt our customer service and fulfillment center operations, which could adversely affect our results of operations. Additionally, our systems and operations are vulnerable to damage or interruption from human error, fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, acts of God, break-ins and similar events. In addition, we may experience system interruptions resulting from the construction in and around the building which houses our corporate headquarters. We do not presently have redundant systems in multiple locations and our business interruption insurance may be insufficient to compensate us for losses that may occur. Any interruptions in our fulfillment center operations for any significant period of time could damage our reputation and brand and substantially harm our business and results of operations.

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

We rely upon the continued service and performance of key technical, fulfillment and senior management personnel. If we lose any of these personnel or if our personnel do not work efficiently and effectively together, our business could suffer. Although we have generally entered into employment offer letters with our key personnel, these agreements have no specific duration and provide for at-will employment, which means they may terminate their employment relationship with us at any time. We believe that our future success will depend on our continued ability to attract, hire and retain key employees. We do not have “key person” life insurance policies covering our employees.

Competition for highly skilled personnel is often intense, especially in Seattle, Washington where our corporate headquarters and primary fulfilment center are located, and we may incur significant costs to attract them. We may not be successful in attracting, integrating, or retaining qualified personnel to fulfill our current or future needs. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

If we are unable to successfully implement our webroom strategy, our growth and profitability could be adversely impacted.

We recently announced that we are planning to open new webrooms. Our ability to open new webrooms in a timely manner and operate them profitably depends on a number of factors, many of which are beyond our control, including:

•
our ability to manage the financial and operational aspects of our webroom strategy, including making appropriate investments in our software systems, information technology and operational infrastructure;

•
our ability to identify suitable locations, including our ability to gather and assess demographic and marketing data to accurately determine consumer demand for our products in the locations we select;

•	our ability to negotiate favorable lease agreements;

•	our ability to properly assess the profitability of potential new webroom locations;

•	our ability to secure required governmental permits and approvals;

•	our ability to hire and train highly qualified webroom personnel, especially management personnel;

•	the absence of significant construction delays or cost overruns;

•	our ability to implement a cost-effective construction plan;

•	our competitors building or leasing stores near our webrooms or in locations we have identified as targets for a new webroom;

•	webroom sales benefits may not outweigh the costs of collecting sales tax; and

•	general economic and business conditions affecting consumer confidence and spending and the overall strength of our business.

We may not be able to grow the number of our webrooms, accelerate the rate of new webroom openings, achieve the net sales growth or maintain consistent levels of profitability in our webrooms, particularly as we expand into markets now served by our brick and mortar competitors. In addition, the substantial management time and resources which our webroom strategy requires may result in disruption to our existing business operations which may decrease our profitability.

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

If we are unable to accurately manage our inventory, our reputation, results of operations and cash flow could suffer.

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

We have experienced and expect to continue to experience seasonal fluctuations in our net sales. In particular, a disproportionate amount of our net sales has been realized during the fourth quarter as a result of the December holiday season, and we expect this seasonality to continue in the future. Approximately 31%, 33% and 32% of our net sales in the years ended January 3, 2016, January 4, 2015, and December 29, 2013, respectively, were generated during the fourth quarter of each year. In anticipation of increased sales activity during the fourth quarter, we may incur significant additional expenses, including higher inventory of fine jewelry, additional marketing, and additional staffing in our fulfillment and customer support operations. If we experience lower than expected net sales during any fourth quarter, it may have a disproportionately large impact on our operating results and financial condition for that year. Further, we may experience an increase in our net shipping costs due to complimentary upgrades, split-shipments, and additional long-zone shipments necessary to ensure timely delivery for the holiday season. We also experience considerable fluctuations in net sales in periods preceding other annual occasions such as Valentine’s Day (first quarter) and Mother’s Day (second quarter). In the future, our seasonal sales patterns may become more pronounced, may strain our personnel and fulfillment activities and may cause a shortfall in net sales as compared with expenses in a given period, which could substantially harm our business and results of operations.

Unusual weather patterns could adversely affect the Company’s performance.

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

We have experienced and may continue to experience theft of our products while they are being held in our fulfillment centers, or during the course of shipment to our customers by third-party shipping carriers. Additionally, we recently opened a store in New York as part of our Webroom Concept. While this store differs from traditional retailers in that it does not carry inventory to sell to consumers, it does have some products on display, and we allow customers to pick-up and return products purchased online to the store. The opening of our store may increase our risk of theft. We have taken steps to prevent theft of our products. However, if security measures fail, losses exceed our insurance coverage or we are not able to maintain insurance at a reasonable cost, we could incur significant losses from theft, which would substantially harm our business and results of operations.

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

Litigation or similar proceedings have been necessary in the past and may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets and domain names and to determine the validity and scope of the proprietary rights of others. Any litigation or adverse priority proceeding could result in substantial costs and diversion of resources and could substantially harm our business and results of operations. We sell and intend to increasingly sell our products internationally, and the laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the United States.

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

Government regulation of the Internet and e-commerce is evolving and unfavorable changes, or failure by us to comply with applicable regulations, could substantially harm our business and results of operations.

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

Our use of open source software may pose particular risks to our proprietary software and systems.

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

Our failure to appropriately source or to ensure that our products are appropriately sourced may adversely impact our business.

Heightened consumer awareness on “conflict” diamonds, which are diamonds extracted from war-torn regions in Africa and sold by rebel forces to fund insurrection, may decrease demand for diamonds. Diamonds are, in some cases, also believed to be used to fund terrorist activities in some regions. We support the Kimberley Process, an international initiative intended to ensure diamonds are not illegally traded to fund conflict. As part of this initiative, we require our diamond suppliers to sign a statement acknowledging compliance with the Kimberley Process, and invoices received for diamonds purchased by us must include a certification from the vendor that the diamonds are conflict free. In addition, we prohibit the use of our business or services for money laundering or terrorist financing in accordance with the USA Patriot Act. Through these and other efforts, we believe that the suppliers from whom we purchase our diamonds exclude conflict diamonds from their inventories. However, we cannot independently determine whether any diamond we offer was extracted from these regions. Current efforts to increase consumer awareness of this issue and encourage legislative response could adversely affect consumer demand for diamonds.

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals, originating from the Democratic Republic of Congo (the “DRC”) and adjoining countries. As a result, in August 2012 the SEC adopted annual disclosure and reporting requirements for those companies who use conflict minerals mined from the DRC and adjoining countries in their products. We performed due diligence efforts in fiscal 2015 and will continue these efforts to adhere with the disclosure requirements. There may be costs associated with complying with these disclosure requirements, including those that may be incurred in conducting due diligence procedures to determine the sources of conflict minerals used in our products and other potential changes to products, processes or sources of supply as a consequence of such verification activities. The implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in our products. As there may be only a limited number of suppliers offering conflict free conflict minerals, we cannot be sure that we will be able to obtain necessary conflict free conflict minerals from such suppliers in sufficient quantities or at competitive prices. Also, we may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we may implement.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of January 3, 2016, we have the following significant operational facilities:

Location	Approximate Square Feet	Purpose	Lease Termination Date
Seattle, Washington	40,000	Office space	August 2021
Seattle, Washington	27,000	Warehouse space	October 2019
Dublin, Ireland	10,000	Office and warehouse space	December 2016

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

Market Information and Dividend Policy

Our common stock is quoted on The NASDAQ Stock Market LLC under the symbol “NILE.” On February 19, 2016, we had approximately 30 stockholders of record.

The following table sets forth the high and low sales prices of our common stock for fiscal years 2015 and 2014. The quotations are as reported in published financial sources.

	High	Low
Fiscal year 2015:
First Quarter	$35.89	$26.59
Second Quarter	$31.12	$26.62
Third Quarter	$35.41	$29.68
Fourth Quarter	$39.00	$31.15
Fiscal year 2014:
First Quarter	$49.14	$32.60
Second Quarter	$36.16	$27.45
Third Quarter	$30.39	$23.10
Fourth Quarter	$37.50	$27.57

On February 9, 2016, the Company's board of directors declared a special cash dividend of $0.70 per share of common stock. This dividend will be paid on March 07, 2016 to shareholders of record at the close of business on February 22, 2016. On an annual basis, the Company will reassess its use of capital and any future payment of dividends will be at the discretion of our board of directors. The Company's equity incentive plan and related form of award agreement provide that in connection with the declaration of such a special dividend, the outstanding restricted stock units (“RSUs”) shall be automatically credited with dividend equivalents to reflect dividends declared and paid and such dividend equivalents will be subject to all the terms and conditions, including  vesting, of the awards to which they relate. The exact number of dividend equivalents is indeterminate at this time, but will be determined at the time of the payment date depending on the trading price of our stock on such date.

Performance Measurement Comparison (1)

The following graph compares the total cumulative stockholder return on the Company’s common stock with the total cumulative return of the NASDAQ Market Index and the RDG Internet Composite Index for the five-year period ending on January 3, 2016, our 2015 fiscal year end. Historical stock price performance should not be relied upon as an indication of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Blue Nile, Inc., the NASDAQ Composite Index
and the RDG Internet Composite Index

$300
$250
$200
$150
$100
$50
$0
1/2/11
1/1/12
12/30/12
12/29/13
1/4/15
1/3/16
Blue Nile, Inc.
NASDAQ Composite
RDG Internet Composite

(1) This Section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

(2) Assumes $100 was invested on January 2, 2011 at the closing price on this day, in Blue Nile’s common stock and on December 31, 2010 for each index, and all dividends have been reinvested. No cash dividends have been declared on Blue Nile’s common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Item 6.	Selected Consolidated Financial Data

Blue Nile's fiscal year ends on the Sunday nearest to December 31. The fiscal year 2015 ended on January 3, 2016 and included 52 weeks. The fiscal year ended January 4, 2015 included 53 weeks with the 53rd week falling in our fourth quarter. Fiscal years ended December 29, 2013, December 30, 2012, and January 1, 2012 each included 52 weeks.

The table below shows selected consolidated financial data for each of our fiscal years ended January 3, 2016, January 4, 2015, December 29, 2013, December 30, 2012, and January 1, 2012. The consolidated statements of operations data and the additional operating data for each of the fiscal years ended January 3, 2016, January 4, 2015 and December 29, 2013 and the consolidated balance sheets as of January 3, 2016 and January 4, 2015 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations for the fiscal years ended December 30, 2012 and January 1, 2012 and the consolidated balance sheet data as of December 29, 2013, December 30, 2012, and January 1, 2012, are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K.

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

BLUE NILE, INC.

SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended January 3, 2016	Year Ended January 4, 2015	Year Ended December 29, 2013	Year Ended December 30, 2012	Year Ended January 1, 2012
	(52 Weeks)	(53 Weeks)	(52 Weeks)	(52 Weeks)	(52 Weeks)
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Net sales	$480,057	$473,516	$450,008	$400,035	$348,013
Gross profit	92,346	86,642	83,651	75,058	72,132
Selling, general and administrative expenses	76,296	72,430	69,343	62,771	55,213
Operating income	16,050	14,212	14,308	12,287	16,919
Income before income taxes	16,112	14,619	14,565	12,966	17,245
Income tax expense	5,578	4,888	3,690	4,574	5,895
Net income	$10,534	$9,731	$10,875	$8,392	$11,350
Basic net income per share	$0.90	$0.80	$0.87	$0.64	$0.80
Diluted net income per share	$0.90	$0.80	$0.85	$0.63	$0.77
Shares used in computing basic net income per share	11,668	12,144	12,540	13,204	14,182
Shares used in computing diluted net income per share	11,759	12,209	12,760	13,427	14,675
Additional Operating Data:
Net cash provided by operating activities	$8,036	$17,208	$23,438	$34,444	$15,454
Gross margin	19.2%	18.3%	18.6%	18.8%	20.7%
Selling, general and administrative expenses as a percentage of net sales	15.9%	15.3%	15.4%	15.7%	15.8%

	As of January 3, 2016	As of January 4, 2015	As of December 29, 2013	As of December 30, 2012	As of January 1, 2012
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$86,542	$91,186	$115,942	$87,017	$89,391
Accounts receivable	4,645	3,708	3,526	3,485	4,867
Inventories	46,376	41,668	34,530	33,270	29,267
Accounts payable	121,917	128,675	122,322	116,209	95,590
Working capital(1)	4,572	(2,905)	22,160	(3,953)	19,278
Total assets	157,414	157,334	176,925	145,901	143,025
Total long-term obligations	4,382	2,640	2,917	2,838	2,745
Total stockholders’ equity	18,456	13,703	40,605	14,109	35,024
____________________

(1)
Working capital consists of total current assets, including cash and cash equivalents, less total current liabilities. In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities to be classified as noncurrent on the balance sheet. We early-adopted this standard retrospectively and reclassified current deferred income tax assets to noncurrent deferred income tax assets for all previous periods presented. As a result of the reclassifications, working capital decreased for all previous periods presented.

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

A reconciliation of differences of non-GAAP free cash flow from the comparable GAAP measure of net cash provided by operating activities is as follows (in thousands):

	Year Ended January 3, 2016	Year Ended January 4, 2015	Year Ended December 29, 2013
	(52 Weeks)	(53 Weeks)	(52 Weeks)
Net cash provided by operating activities	$8,036	$17,208	$23,438
Purchases of fixed assets, including internal-use software and website development	(3,755)	(3,771)	(5,528)
Non-GAAP free cash flow	$4,281	$13,437	$17,910

The following table reconciles year-over-year international sales percentage increases (decreases) from the GAAP sales measures to the non-GAAP constant exchange rate basis:

Year ended January 3, 2016 (52 Weeks)	Year over year growth	Effect of foreign exchange movements	Year over year growth on constant exchange rate basis
International net sales	1.0%	(8.9)%	9.9%

Year ended January 4, 2015 (53 Weeks)	Year over year growth	Effect of foreign exchange movements	Year over year growth on constant exchange rate basis
International net sales	10.8%	(3.2)%	14.0%

Year ended December 29, 2013 (52 Weeks)	Year over year growth	Effect of foreign exchange movements	Year over year growth on constant exchange rate basis
International net sales	17.3%	(2.9)%	20.2%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Management Overview

Blue Nile is a leading online retailer of high-quality diamonds and fine jewelry. We offer our products for sale through the Blue Nile website in over 40 countries and territories throughout the world. We believe that our extensive and unique product selection, connection with our customers through our marketing and customer service efforts, and the value we provide to our customers through our competitive pricing will result in increasing our sales and market share both domestically and internationally. Our primary focus is on growing our business by driving profitability through unparalleled quality, selection and value to consumers and delivering exceptional customer service. Our online business model allows us to avoid many of the costs that are typically incurred by traditional physical retail stores. As a result, we are able to realize lower gross profit margins while remaining profitable and providing value to our customers through lower retail prices.

Our objective is to maximize our revenue and profitability and increase market share both domestically and internationally by offering exceptional value and service to our customers through a high-quality customer experience that leverages supply chain efficiencies, an efficient cost structure and offering excellent customer service. We have established and will continue to refine our scalable, capital-efficient business model that enables growth with lower working capital requirements than traditional store-based jewelry retailers. We also optimize the cash flow dynamics of our business by managing inventory balances along with vendor payment terms. Over the longer term, our goal is to increase revenues, profit, and cash flow by leveraging our relatively low fixed cost technology and operations infrastructure as we achieve sales increases. Our long-term financial focus is primarily on sustainable growth in free cash flow, a non-GAAP financial measure. Non-GAAP free cash flow is primarily driven by increasing our operating income and efficiently managing working capital and capital expenditures. Increases in operating income primarily result from increases in sales through our website, improvements in operating margins through, in part, to efficient management of operating costs, offset by the investments that we make in longer-term strategic initiatives.

Differentiating Factors and Value Proposition

Our innovative business model is designed to deliver exceptional value and service to customers. A significant portion of our revenues is derived through sales of engagement rings or jewelry products that feature a diamond. We have developed relationships with a large number of diamond suppliers with whom we have exclusive agreements as an online retailer. This allows us to offer our customers access to a large selection of high-quality diamonds through our website that we typically do not hold in inventory. In most cases, we purchase diamonds from our suppliers only as our customers place orders with us. As a result, we do not incur the significant costs that would be incurred by traditional physical retail stores to carry high levels of diamond inventory. Our efficient operating model also provides for negative working capital benefits, since payments are received from customers within a few days of shipment of their order, but our vendor payment terms are typically in the 30-120 day range.

In addition to the working capital benefits of our model, the significant volume of diamonds that we purchase enhances our ability to buy from our suppliers at the best and lowest prices. We are able to pass these lower costs on to consumers, further increasing our value proposition.

Focus on Profitable Growth

In 2015, we focused on accelerating the sales growth rate of our business through enhancements to our user experience, development of our engagement and non-engagement product lines, and expansion of our international operations. We also invested in marketing to drive greater brand awareness and familiarity, utilized our growing acumen in data analytics to refine our pricing strategy and to grow our margins, and leveraged scale to source products in ways that provide exceptional quality and value to our customers. We also tested a limited roll-out of a small retail storefront as part of our Webroom Concept, to determine if physical presence in targeted markets encourage more customers to buy online from us.

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

As part of our plan to accelerate growth of our international sales, we extended our capabilities into markets with the highest potential for growth. We believe that the Asia-Pacific market, specifically Greater China, represents a significant long-term opportunity for us. We have and will continue to increase our investments in personnel, infrastructure, fulfillment capabilities, product selection, marketing and enhancing the user experience to drive growth and gain market share.

Investments during 2015 have increased our selling, general and administrative expenses compared to last year. We invested in marketing vehicles to drive brand awareness as well as in the development of technology to enhance the user experience and in infrastructure to expand our ability to serve international customers. We believe that these investments will lead to increased growth in all categories of our business and provide higher profitability over the long-term.

Critical Accounting Estimates

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

Revenue Recognition

We recognize revenue and the related gross profit on the date on which ownership passes from Blue Nile to our customers, net of estimated provision for returns and promotional discounts excluding sales taxes. Our returns allowance is estimated based on our historical product return rates and current economic conditions, and actual returns could differ from our recorded amount.

Inventory

Our diamond and fine jewelry inventories are valued at the lower of cost or market, using the specific identification method for diamonds and weighted average cost method for fine jewelry. This valuation requires us to make assumptions based on current information available, the age of the merchandise, anticipated demand, customer preferences and fashion trends. Some of these assumptions are inherently uncertain and changes in our estimate of our value of inventory may result in material write-downs in the future.

Results of Operations

Blue Nile's fiscal year ends on the Sunday nearest to December 31. The fiscal year 2015 ended on January 3, 2016 and included 52 weeks. The fiscal year ended January 4, 2015 included 53 weeks with the 53rd week falling in our fourth quarter. Fiscal years ended December 29, 2013, December 30, 2012 and January 1, 2012 included 52 weeks.

The following table presents our historical operating results for the periods indicated as a percentage of net sales:

	Year Ended January 3, 2016	Year Ended January 4, 2015	Year Ended December 29, 2013
	(52 Weeks)	(53 Weeks)	(52 Weeks)
Net sales	100.0%	100.0%	100.0%
Gross profit	19.2%	18.3%	18.6%
Selling, general and administrative expenses	15.9%	15.3%	15.4%
Operating income	3.3%	3.0%	3.2%
Other income, net	—%	0.1%	—%
Income before income taxes	3.3%	3.1%	3.2%
Income tax expense	1.2%	1.0%	0.8%
Net income	2.1%	2.1%	2.4%

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

Fiscal Year.    Our fiscal year generally ends on the Sunday closest to December 31. Each fiscal year consists of four 13-week quarters, with one extra week added in the fourth quarter every five to six years. The fiscal year 2014 included one extra week in the fourth quarter, or 53 weeks for the fiscal year, as a result of our 4-4-5 retail reporting calendar.

The following table presents our historical operating results, including a comparison of the financial results for the periods indicated (dollars in thousands, except per share data):

	Year Ended January 3, 2016	Year Ended January 4, 2015	Year Ended December 29, 2013	Comparison of Year Ended January 3, 2016 to Year Ended January 4, 2015		Comparison of Year Ended January 4, 2015 to Year Ended December 29, 2013

	(52 Weeks)	(53 Weeks)	(52 Weeks)	$ Change	% Change	$ Change	% Change
Net sales	$480,057	$473,516	$450,008	$6,541	1.4%	$23,508	5.2%
Cost of sales	387,711	386,874	366,357	837	0.2%	20,517	5.6%
Gross profit	92,346	86,642	83,651	5,704	6.6%	2,991	3.6%
Selling, general and administrative expenses	76,296	72,430	69,343	3,866	5.3%	3,087	4.5%
Operating income	16,050	14,212	14,308	1,838	12.9%	(96)	(0.7)%
Other income, net:
Interest income, net	86	117	107	(31)	(26.5)%	10	9.3%
Other income, net	(24)	290	150	(314)	(108.3)%	140	93.3%
Total other income, net	62	407	257	(345)	(84.8)%	150	58.4%
Income before income taxes	16,112	14,619	14,565	1,493	10.2%	54	0.4%
Income tax expense	5,578	4,888	3,690	690	14.1%	1,198	32.5%
Net income	$10,534	$9,731	$10,875	$803	8.3%	$(1,144)	(10.5)%
Basic net income per share	$0.90	$0.80	$0.87	$0.10		$(0.07)
Diluted net income per share	$0.90	$0.80	$0.85	$0.10		$(0.05)

Comparison of Fiscal Year Ended January 3, 2016 to Fiscal Year Ended January 4, 2015

Net Sales

Net sales increased 1.4% in the fiscal year ended January 3, 2016, compared with the fiscal year ended January 4, 2015. The total net sales increase was due to an increase in average order value, partially offset by a decrease in orders. The increase in average order value was driven primarily by an increase in sales of non-engagement products at higher price points while the decrease in the number of orders was primarily due to a decrease in sales of non-engagement products at the lower price points. Excluding the impact of the additional week in fiscal year 2014, net sales increased by 2.7% for the fiscal year 2015 compared to the same period last year.

Net sales in the U.S. increased by 1.5% to $398.2 million for the fiscal year ended January 3, 2016 compared with $392.4 million for the fiscal year ended January 4, 2015. U.S. engagement net sales increased 1.3% to $269.9 million for the fiscal year ended January 3, 2016 from $266.4 million for the fiscal year ended January 4, 2015. The increase in U.S. engagement net sales was driven by an increase in orders partially offset by a decrease in average order value. The increase in the number of orders was driven by an increase in sales of products at the core price points (defined as those under $25,000) while the decrease in average order value was primarily due to a decrease in sales of products at higher price points. U.S. non-engagement net sales increased 1.8% to $128.3 million in the fiscal year ended January 3, 2016 from $126.0 million in the fiscal year ended January 4, 2015. The increase in U.S. non-engagement net sales was primarily due to an increase in average order value partially offset by a decrease in the number of orders. The increase in average order value was due to an increase of sales of products at the higher price points while the decrease in the number of orders was due to a decrease in sales of products at the core price points.

International net sales increased 1.0% to $81.9 million for the year ended January 3, 2016, compared with $81.1 million for the year ended January 4, 2015. Internally, we monitor our international sales performance on a non-GAAP basis which eliminates the positive or negative effects that result from translating international sales into U.S. dollars (“constant exchange rate basis”). International net sales growth was negatively impacted by 8.9% due to changes in foreign exchange rates in 2015 compared with the rates in effect during 2014. Excluding the impact of changes in foreign exchange rates, international sales increased 9.9% in the year ended January 3, 2016.

Gross Profit

Gross profit increased $5.7 million or 6.6% in the fiscal year ended January 3, 2016 compared with the fiscal year ended January 4, 2015. The increase in gross profit is due to the increase in net sales and gross margin. Gross margin increased to 19.2% in the year ended January 3, 2016 compared with 18.3% in the year ended January 4, 2015. The increase in gross margin is due to lower product costs resulting from data driven pricing models and a decline in the sales of high price point engagement products which carry lower gross margins.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 5.3% to $76.3 million in the fiscal year ended January 3, 2016 compared with $72.4 million in the fiscal year ended January 4, 2015 due to several factors. Marketing and advertising costs increased approximately $2.5 million, primarily due to increased spending on online marketing vehicles to increase brand awareness and to drive traffic to our website both domestically and internationally. Stock-based compensation expense increased by approximately $0.7 million primarily due to a higher number of RSUs outstanding, partially offset by a decrease in the average grant date fair value of RSUs outstanding and a lower number of options outstanding at lower option fair values for the fiscal year ended January 3, 2016. Depreciation expense added approximately $0.5 million to expenses due to an increase in capitalized internally developed software. Credit card interchange and payment processing fees increased approximately $0.3 million in the fiscal year ended January 3, 2016 primarily due to higher sales. Bad debt expense increased by $0.3 million. These increases were offset by a decrease in taxes and licenses of $0.4 million primarily due to a favorable outcome of an indirect tax audit. As a percentage of net sales, selling, general and administrative expenses were 15.9% for the year ended January 3, 2016 compared to 15.3% for the year ended January 4, 2015 as selling, general and administrative expenses accelerated faster than sales.

Other Income, Net

The decrease in other income, net in the fiscal year ended January 3, 2016 as compared with the fiscal year ended January 4, 2015 was primarily due to proceeds of approximately $0.6 million from a favorable settlement resulting from a class action lawsuit related to interchange fees in the fiscal year ended January 4, 2015 that did not recur in the fiscal year ended January 3, 2016, as well as an increase in foreign currency losses partially offset by an increase in vendor incentives received in fiscal year ended January 3, 2016.

Income Taxes

The effective income tax rate for the fiscal year ended January 3, 2016 was 34.6% as compared with 33.4% for the fiscal year ended January 4, 2015. The increase is primarily due to nondeductible executive compensation for the fiscal year 2015.

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

Other Income, Net

The increase in other income, net in the fiscal year ended January 4, 2015 as compared with the fiscal year ended December 29, 2013 was primarily due to proceeds of approximately $0.6 million from a favorable settlement resulting from a class action lawsuit related to interchange fees.

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

At January 3, 2016, we had a working capital of $4.6 million, including cash and cash equivalents of $86.5 million and inventory of $46.4 million, partially offset by accounts payable and accrued liabilities totaling $134.3 million. Current levels of cash and cash equivalents reflect fewer stock repurchases and proceeds from stock option exercises during fiscal year 2015 compared to fiscal year 2014. On February 17, 2015, the Company renewed its Credit Agreement (the "Credit Agreement") which provides for a $40.0 million unsecured, revolving credit facility with an option to increase the credit limit to $50.0 million. See discussion of the Credit Agreement in Note 13 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. We currently do not have any outstanding debt under the Credit Agreement. However, projections of future cash needs and cash flows are subject to many factors and to uncertainty. We continually assess our capital structure and opportunities to obtain credit facilities, sell equity or debt securities, or undertake other transactions for strategic reasons or to further strengthen our financial position. However, there can be no assurance that additional equity, debt or other financing transactions will be available in amounts or on terms acceptable to us, if at all.

Net cash provided by operating activities was $8.0 million in the fiscal year ended January 3, 2016 compared to net cash provided by operating activities of $17.2 million in the fiscal year ended January 4, 2015. The decrease in cash provided by operating activities in the fiscal year ended January 3, 2016 was primarily attributable to changes in working capital offset by an increase in net income excluding non-cash charges to net income such as depreciation, amortization, and stock-based compensation.

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

Net cash of $2.4 million was used in investing activities in the fiscal year ended January 3, 2016 which was primarily for purchases of property and equipment which includes capitalized costs to develop our website and internal-use software to support our operations. The cash used in investing activities during the fiscal year ended January 3, 2016 was partially offset by payments received on a note receivable of $1.4 million. Net cash of $3.8 million was used in investing activities in the fiscal year ended January 4, 2015 which was primarily for purchases of property and equipment which includes capitalized costs to develop our website and internal-use software to support our operations.

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

Net cash of $10.2 million was used in financing activities for the fiscal year ended January 3, 2016 related primarily to the repurchase of common stock of $10.8 million partially offset by $1.1 million of proceeds from stock option exercises. Net cash of $38.1 million was used in financing activities for the fiscal year ended January 4, 2015 related primarily to the repurchase of common stock of $40.3 million partially offset by $2.4 million of proceeds from stock option exercises.

Since the inception of our stock buyback program in the first quarter of 2005 through January 3, 2016, we have repurchased approximately 9.4 million shares for a total of $326.9 million. Shares may be repurchased from time to time in open market transactions or in negotiated transactions off the market. The timing and amount of any shares repurchased are determined by management based on our evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan. We continually assess market conditions, our cash position, operating results, current forecasts and other factors when making decisions about stock repurchases.    On November 2, 2015, our board of directors authorized the renewal of our stock repurchase program. Under this renewed program, we are authorized to repurchase up to $100.0 million of our common stock over the 27 months following the approval date. As of January 3, 2016, $100.0 million remained under the repurchase authorization.

On February 9, 2016, our board of directors declared a special cash dividend of $0.70 per share of common stock. The dividend will be payable on March 7, 2016 to shareholders of record at the close of business on February 22, 2016. We determined the value of the dividend based on the level of earnings in fiscal year 2015. On an annual basis, we will reassess our use of capital, including investments in operations, strategic alternatives, share repurchases, and cash dividends. The Company's equity incentive plan and related form of award agreement provide that in connection with the declaration of such a special dividend, the outstanding RSUs shall be automatically credited with dividend equivalents to reflect dividends declared and paid and such dividend equivalents will be subject to all the terms and conditions, including  vesting, of the awards to which they relate. The exact number of dividend equivalents is indeterminate at this time, but will be determined at the time of the payment date depending on the trading price of our stock on such date.

The following table summarizes our contractual obligations and the expected effect on liquidity and cash flows as of January 3, 2016 (in thousands):

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Operating leases	$7,611	$1,590	$2,842	$2,410	$769
Financing obligation(1)	139	36	73	30	—
Purchase obligations(2)	1,050	1,050	—	—	—
Purchase obligations(3)	1,566	1,566	—	—	—
	$10,366	$4,242	$2,915	$2,440	$769
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

(2)	Includes open merchandise purchase orders at January 3, 2016.

(3)	Includes commitments for advertising and marketing and other services at January 3, 2016.

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

Off-Balance Sheet Arrangements

At January 3, 2016, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purposes entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

We have foreign exchange risk related to foreign-denominated assets and liabilities of our subsidiaries. Based on the balances of our foreign-denominated subsidiaries assets and liabilities at January 3, 2016, January 4, 2015, and December 29, 2013, an assumed 10% negative currency movement would have resulted in additional losses of approximately $0.2 million for the fiscal years ended January 3, 2016, January 4, 2015 and December 29, 2013.

We recognized gains and losses associated with transactions that are denominated in foreign currencies. We recorded a net loss resulting from foreign currency transactions of approximately $1.0 million for the fiscal year ended January 3, 2016, $0.8 million for the fiscal year ended January 4, 2015 and $0.4 million for the fiscal year ended December 29, 2013, within other income, net in the consolidated statements of operations.

We have foreign exchange risk related to our VAT payables, tax receivables, cash and cash equivalents, and intercompany accounts receivables and payables denominated in various foreign currencies. Based on the balances of these accounts at January 3, 2016, January 4, 2015 and December 29, 2013, an assumed 10% adverse change to foreign exchange would result in additional losses of approximately $0.5 million, $0.3 million and $0.2 million recorded to other income, net for fiscal years ended January 3, 2016, January 4, 2015 and December 29, 2013, respectively.

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

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in short-term, high-quality, interest-bearing securities. To minimize our exposure to an adverse shift in interest rates, we invest in short-term securities and maintain an average maturity of one year or less. If interest rates had averaged 100 basis points higher than they did in the year ended January 3, 2016, interest income for the year would have increased approximately $0.5 million. If interest rates had averaged 100 basis points higher than they did in the year ended January 4, 2015, interest income for the year would have increased approximately $0.6 million.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Blue Nile, Inc.
Seattle, Washington

We have audited the accompanying consolidated balance sheets of Blue Nile, Inc. and subsidiaries (the “Company”) as of January 3, 2016 and January 4, 2015, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three fiscal years in the period ended January 3, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Blue Nile, Inc. and subsidiaries at January 3, 2016 and January 4, 2015, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 3, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 3, 2016, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Seattle, Washington
March 1, 2016

BLUE NILE, INC.
Consolidated Balance Sheets
(In thousands, except par value)

	January 3, 2016	January 4, 2015
Assets
Current assets:
Cash and cash equivalents	$86,542	$91,186
Trade accounts receivable	3,339	2,137
Other accounts receivable	706	1,571
Note receivable	600	—
Inventories	46,376	41,668
Prepaids and other current assets	1,585	1,524
Total current assets	139,148	138,086
Property and equipment, net	10,530	10,422
Intangible assets, net	82	103
Deferred income taxes	5,089	4,187
Note receivable	—	2,000
Other investments	2,280	2,280
Other assets	285	256
Total assets	$157,414	$157,334
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$121,917	$128,675
Accrued liabilities	12,336	11,992
Current portion of long-term financing obligation	33	32
Current portion of deferred rent	290	292
Total current liabilities	134,576	140,991
Long-term financing obligation, less current portion	455	489
Deferred rent, less current portion	1,697	1,982
Unearned income	1,988	—
Other long-term liabilities	242	169
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 300,000 shares authorized; 21,714 shares and 21,615 shares issued, respectively; 11,575 shares and 11,859 shares outstanding, respectively	22	22
Additional paid-in capital	232,148	227,146
Accumulated other comprehensive loss	(239)	(236)
Retained earnings	114,023	103,489
Treasury stock, at cost; 10,139 shares and 9,756 shares outstanding, respectively	(327,498)	(316,718)
Total stockholders’ equity	18,456	13,703
Total liabilities and stockholders’ equity	$157,414	$157,334

The accompanying notes are an integral part of these consolidated financial statements

BLUE NILE, INC.
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended January 3, 2016	Year Ended January 4, 2015	Year Ended December 29, 2013
Net sales	$480,057	$473,516	$450,008
Cost of sales	387,711	386,874	366,357
Gross profit	92,346	86,642	83,651
Selling, general and administrative expenses	76,296	72,430	69,343
Operating income	16,050	14,212	14,308
Other income, net:
Interest income, net	86	117	107
Other (loss) income, net	(24)	290	150
Total other income, net	62	407	257
Income before income taxes	16,112	14,619	14,565
Income tax expense	5,578	4,888	3,690
Net income	$10,534	$9,731	$10,875
Basic net income per share	$0.90	$0.80	$0.87
Diluted net income per share	$0.90	$0.80	$0.85

The accompanying notes are an integral part of these consolidated financial statements

BLUE NILE, INC.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended January 3, 2016	Year Ended January 4, 2015	Year Ended December 29, 2013
Net income	$10,534	$9,731	$10,875
Other comprehensive (loss) income:
Foreign currency translation adjustments	(3)	(210)	74
Total comprehensive income	$10,531	$9,521	$10,949

The accompanying notes are an integral part of these consolidated financial statements

BLUE NILE, INC.
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2012	20,752	$21	$197,282	$82,883	$(100)	(8,249)	$(265,977)	$14,109
Net income	—	—	—	10,875	—	—	—	10,875
Other comprehensive income	—	—	—	—	74	—	—	74
Tax deficiency from share-based awards	—	—	(583)	—	—	—	—	(583)
Exercise of common stock options	716	1	21,376	—	—	—	—	21,377
Issuance of common stock to directors	2	—	80	—	—	—	—	80
Vesting of restricted stock units	10	—	—	—	—	—	—	—
Stock-based compensation	—	—	5,106	—	—	—	—	5,106
Repurchase of common stock	—	—	—	—	—	(299)	(10,433)	(10,433)
Balance, December 29, 2013	21,480	22	223,261	93,758	(26)	(8,548)	(276,410)	40,605
Net income	—	—	—	9,731	—	—	—	9,731
Other comprehensive loss	—	—	—	—	(210)	—	—	(210)
Tax deficiency from share-based awards	—	—	(2,713)	—	—	—	—	(2,713)
Exercise of common stock options	99	—	2,413	—	—	—	—	2,413
Issuance of common stock to directors	3	—	80	—	—	—	—	80
Vesting of restricted stock units	42	—	—	—	—	—	—	—
Shares withheld related to net share settlement of share-based awards	(9)	—	(282)	—	—	—	—	(282)
Stock-based compensation	—	—	4,387	—	—	—	—	4,387
Repurchase of common stock	—	—	—	—	—	(1,208)	(40,308)	(40,308)
Balance, January 4, 2015	21,615	22	227,146	103,489	(236)	(9,756)	(316,718)	13,703
Net income	—	—	—	10,534	—	—	—	10,534
Other comprehensive loss	—	—	—	—	(3)	—	—	(3)
Tax deficiency from share-based awards	—	—	(735)	—	—	—	—	(735)
Exercise of common stock options	35	—	1,104	—	—	—	—	1,104
Issuance of common stock to directors	1	—	40	—	—	—	—	40
Vesting of restricted stock units	81	—	—	—	—	—	—	—
Shares withheld related to net share settlement of share-based awards	(18)	—	(558)	—	—	—	—	(558)
Stock-based compensation	—	—	5,151	—	—	—	—	5,151
Repurchase of common stock	—	—	—	—	—	(383)	(10,780)	(10,780)
Balance, January 3, 2016	21,714	$22	$232,148	$114,023	$(239)	(10,139)	$(327,498)	$18,456

The accompanying notes are an integral part of these consolidated financial statements

BLUE NILE, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended January 3, 2016	Year Ended January 4, 2015	Year Ended December 29, 2013
Operating activities:
Net income	$10,534	$9,731	$10,875
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,858	3,607	3,141
Gain on disposal of property and equipment	—	—	(7)
Stock-based compensation	5,081	4,361	5,028
Deferred income taxes	(902)	2,321	2,204
Tax deficiency from share-based awards	(735)	(2,713)	(583)
Excess tax benefit from share-based awards	(66)	(195)	(361)
Changes in assets and liabilities:
Receivables	(311)	(182)	(41)
Inventories	(4,708)	(7,138)	(1,260)
Prepaid income taxes	—	247	(247)
Prepaid expenses and other assets	(90)	(216)	(218)
Accounts payable	(6,743)	6,323	6,432
Accrued liabilities	344	1,241	(1,688)
Unearned income	1,988	—	—
Deferred rent and other	(214)	(179)	163
Net cash provided by operating activities	8,036	17,208	23,438
Investing activities:
Purchases of property and equipment	(3,755)	(3,771)	(5,528)
Purchase of other investments	—	—	(280)
Payments received on note receivable	1,400	—	—
Net cash used in investing activities	(2,355)	(3,771)	(5,808)
Financing activities:
Repurchase of common stock	(10,780)	(40,308)	(10,433)
Proceeds from stock option exercises	1,078	2,413	21,377
Taxes paid for net share settlement of share-based awards	(558)	(282)	—
Excess tax benefit from share-based awards	66	195	361
Principal payments under long-term financing obligation	(33)	(104)	(60)
Net cash (used in) provided by financing activities	(10,227)	(38,086)	11,245
Effect of exchange rate changes on cash and cash equivalents	(98)	(107)	50
Net (decrease) increase in cash and cash equivalents	(4,644)	(24,756)	28,925
Cash and cash equivalents, beginning of period	91,186	115,942	87,017
Cash and cash equivalents, end of period	$86,542	$91,186	$115,942

The accompanying notes are an integral part of these consolidated financial statements

BLUE NILE, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended January 3, 2016	Year Ended January 4, 2015	Year Ended December 29, 2013
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$6,736	$3,675	$4,965

The accompanying notes are an integral part of these consolidated financial statements

BLUE NILE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Description of the Company and Summary of Significant Accounting Policies

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

Fiscal Year

The Company’s fiscal year ends on the Sunday closest to December 31. Each fiscal year consists of four 13-week quarters, with one extra week added in the fourth quarter every five to six years. The Company's fiscal year 2015 ended January 3, 2016 included 52 weeks.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates include the allowance for sales returns, accounting for taxes, and inventory valuation. Actual results could differ materially from those estimates.

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

The Company also recognizes gains and losses associated with transactions that are denominated in foreign currencies. The Company recorded a net loss resulting from foreign currency transactions of approximately $1.0 million for the fiscal year ended January 3, 2016, approximately $0.8 million for the fiscal year ended January 4, 2015 and approximately $0.4 million for the fiscal year ended December 29, 2013, within other income, net in the consolidated statements of operations.

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

The Company’s ability to acquire diamonds and fine jewelry is dependent on its relationships with various suppliers from whom it purchases diamonds and fine jewelry. The Company has reached agreements with certain suppliers to provide access to their inventories of diamonds for its customers, but the terms of these agreements are limited and do not govern the purchase of diamonds for its inventory. Purchase concentration by major supply vendor in fiscal year ended January 3, 2016 with comparative information for fiscal years ended January 4, 2015 and December 29, 2013, is as follows:

BLUE NILE, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended
	January 3, 2016	January 4, 2015	December 29, 2013
Vendor A	8%	7%	10%
Vendor B	6%	6%	5%
Vendor C	5%	5%	5%
	19%	18%	20%

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less, from the date of purchase, to be cash equivalents.

Inventories

The Company’s diamond and fine jewelry inventories are valued at the lower of cost or market, using the specific identification method for diamonds and weighted average cost method for fine jewelry. The Company lists loose diamonds on its website that are typically not included in inventory until the Company receives a customer order for those diamonds. Upon receipt of a customer order, the Company purchases a specific diamond and records it in inventory until it is delivered to the customer, at which time the revenue from the sale is recognized and inventory is relieved.

To determine if the cost of the Company's inventory should be written down, current and anticipated demand, customer preferences, age of the merchandise and fashion trends are considered. This write-down is equal to the difference between the cost of inventory and its estimated market value. The Company recorded inconsequential write-downs for the fiscal years ended January 3, 2016, January 4, 2015 and December 29, 2013.

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

Impairment of Long-Lived Assets

The Company reviews the carrying value of its long-lived assets, including property and equipment and definite-lived intangible assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. To the extent the estimated future cash inflows attributable to the assets, less estimated future cash outflows, are less than the carrying amount, an impairment loss would be recognized. The Company did not record an impairment loss for long-lived assets for the fiscal years ended January 3, 2016, January 4, 2015 or December 29, 2013.

BLUE NILE, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortizable Intangible Assets

Intangible assets are recorded at cost and consist primarily of the costs incurred to acquire licenses and other similar agreements with finite lives. The gross carrying amount of these licenses was approximately $533,000 at both January 3, 2016 and January 4, 2015. Accumulated amortization was approximately $485,000 at January 3, 2016 and $464,000 at January 4, 2015. Amortization expense was approximately $22,000 in the fiscal year ended January 3, 2016, $37,000 in the fiscal year ended January 4, 2015 and $55,000 in the fiscal year ended December 29, 2013. Amortization expense is estimated to be $19,000 in fiscal 2016, $14,000 in fiscal 2017, $9,000 in fiscal 2018, $3,000 in fiscal 2019, $1,000 in fiscal 2020 and $2,000 thereafter.

Note Receivable and Other Investments
The Company holds a minority ownership of a privately-held company in the form of convertible preferred shares, purchased for an aggregate amount of $2.0 million, which we account for under the cost method of accounting.

The Company held a $2.0 million note receivable (the "Note") from the same privately-held company. During the year ended January 3, 2016, the Company received payment of $1.4 million on the principal amount, with the remainder of the principal collectable within a year. The interest rate changes over the term of the Note to LIBOR plus a predetermined rate per annum. The Note is recorded at its face amount on the Company's consolidated balance sheet.

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

The Company requires payment at the point of sale. Amounts received before the customer assumes the risk of loss are not recorded as revenue. For sales to customers, the Company recognizes revenue when delivery has occurred, as this is when the risk of loss transfers, which is typically one to three days after shipment. The Company generally offers a return policy of 30 days and provides an allowance for sales returns during the period in which the sales are made. At January 3, 2016 and January 4, 2015, the reserve for sales returns was $1.3 million and $1.0 million, respectively, and was recorded as an accrued liability. Sales and cost of sales reported in the consolidated statements of operations are reduced to reflect estimated returns. The estimates are based on the Company’s historical product return rates and current economic conditions.

The Company currently has a lifetime diamond upgrade program on all certified diamonds purchased since the Company's inception. This is accounted for as a guarantee and at January 3, 2016 and January 4, 2015, the estimated fair value of the guarantee was inconsequential.

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

Shipping and Handling Costs

The Company’s shipping and handling costs primarily include payments to third-parties for shipping merchandise to the Company’s customers. Shipping and handling costs of approximately $4.6 million, $4.8 million and $4.6 million in the fiscal years ended January 3, 2016, January 4, 2015 and December 29, 2013, respectively, were included in cost of sales.

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

Fulfillment costs include costs incurred in operating and staffing the fulfillment center, including costs attributable to receiving, inspecting and warehousing inventories and picking, packaging and preparing customers’ orders for shipment. Fulfillment costs in the years ended January 3, 2016, January 4, 2015 and December 29, 2013 were approximately $2.8 million, $3.3 million and $3.6 million, respectively.

BLUE NILE, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Marketing

Marketing costs are expensed as incurred. Costs associated with web portal advertising contracts are amortized over the period such advertising is expected to be used. Costs of advertising associated with radio, print and other media are expensed when such services are used. Marketing expense for the fiscal years ended January 3, 2016, January 4, 2015 and December 29, 2013 was approximately $27.1 million, $25.0 million and $24.3 million, respectively.

Stock-Based Compensation

The Company measures compensation cost for all stock options and RSUs granted based on fair value on the measurement date, which is typically the grant date. The fair value of each stock option granted is estimated on the grant date using the Black-Scholes-Merton option valuation model. The fair value of each RSU is based on the fair market value of the Company’s common stock on the date of the grant. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period for each stock option or RSU grant expected to vest with forfeitures estimated at the date of grant based on the Company’s historical experience and future expectations.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers (Topic 606)” which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”, which delays the effective date by one year effective on the first quarter of 2018, with the option to adopt in the first quarter of 2017. The Company is currently evaluating the effect that the updated standard will have on its consolidated financial statements as well as the expected adoption method and related disclosures.

In July 2015, the FASB issued guidance on the subsequent measurement of inventory, which changes the measurement from lower of cost or market to lower of cost and net realizable value. The guidance will require prospective application at the beginning of the Company’s first quarter of fiscal year 2017, but permits adoption in an earlier period. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements and the timing of adoption.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17 (“ASU 2015-17”), “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” which simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities to be classified as noncurrent on the balance sheet. ASU 2015-17 is effective for periods beginning on January 1, 2017 and may be applied prospectively or retrospectively. Early adoption is permitted. The Company early-adopted the guidance in ASU 2015-17 and has classified its deferred income tax assets as noncurrent in the accompanying consolidated balance sheet as of January 3, 2016. The Company applied this updated guidance retrospectively. The impact of early adopting ASU 2015-17 resulted in a reclassification of our current deferred income tax asset to the non-current deferred income tax asset in the amount of $1.1 million, in our previously presented consolidated balance sheet as of January 4, 2015.

In January 2016, the FASB issued Accounting Standards Update No. 2016-01 “Financial Instruments - Overall (“ASU 2016-01”),“Recognition and Measurement of Financial Assets and Financial Liabilities” which amends various aspects of recognition, measurement, presentation and disclosure of financial instruments. With respect to our consolidated financial statements the most significant impact of this update will be revising certain classification and measurement of our investments in equity securities accounted for under the cost method. This update will require prospective application at the beginning of the Company's first quarter of fiscal year 2018. For certain provisions, early adoption is permitted.The Company is currently evaluating the impact this update will have on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 "Leases (Topic 842)", which increases transparency and comparability among companies accounting for lease transactions. The most significant change of this update will require the recognition of lease assets and liabilities on the balance sheet for operating lease arrangements with lease terms greater than 12 months for lessees. This update will require a modified retrospective application which includes a number of optional practical expedients related to the identification and classification of leases commenced before the effective date. This

BLUE NILE, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

update will become effective beginning the first quarter of the Company's fiscal year 2019. Early application is permitted. The Company is currently evaluating the impact this update will have on its consolidated financial statements and the timing of adoption.

Note 2.	Inventories

Inventories consist of the following (in thousands):

	January 3, 2016	January 4, 2015
Loose diamonds	$12,420	$6,439
Fine jewelry and other	33,956	35,229
Total	$46,376	$41,668

Note 3.	Property and Equipment

Property and equipment consist of the following (in thousands):

	January 3, 2016	January 4, 2015
Computers and equipment	$5,070	$4,707
Software and website development	21,990	19,731
Leasehold improvements	6,717	6,615
Furniture and fixtures	1,291	1,249
Building	545	539
Property and equipment, gross	35,613	32,841
Less: accumulated depreciation and amortization	(25,083)	(22,419)
Property and equipment, net	$10,530	$10,422

Total depreciation expense was approximately $3.9 million, $3.6 million, and $3.1 million for the fiscal years ended January 3, 2016, January 4, 2015 and December 29, 2013, respectively.

Capitalized software costs include external direct costs and internal direct labor and related employee benefits costs of developing software for internal use. Amortization begins in the period in which the software is ready for its intended use. The Company had approximately $6.9 million and $6.3 million of unamortized computer software and website development costs at January 3, 2016 and January 4, 2015, respectively. Depreciation and amortization expense of capitalized software and website development costs was approximately $2.7 million, $2.0 million and $1.6 million in the fiscal years ended January 3, 2016,  January 4, 2015 and December 29, 2013, respectively.

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

Leases

The Company leases its office and warehouse facilities and some equipment under non-cancelable lease agreements with initial terms that generally range from one to eleven years. Some of the leases include renewal provisions at the Company’s option. At the inception of the lease, the Company evaluates each agreement to determine whether the lease will be accounted for as an operating or capital lease. The term of the lease used for this evaluation includes renewal option periods only in instances in which the exercise of the renewal option can be reasonably assured and failure to exercise such option would result

BLUE NILE, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in an economic penalty. Some of the office leases contain rent escalation clauses and rent holidays. Rent expense is recorded on a straight-line basis over the lease term with the difference between the rent paid and the straight-line rent expense recorded as a deferred rent liability. Lease incentive payments received from the landlord are recorded as deferred rent liabilities and are amortized on a straight-line basis over the lease term as a reduction in rent. For January 3, 2016 and January 4, 2015, the deferred rent balance related to lease incentives was approximately $1.4 million and $1.7 million, respectively.

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

Future minimum lease payments at January 3, 2016 are as follows (in thousands):

	Financing Obligation	Operating Leases
2016	$36	$1,590
2017	36	1,493
2018	37	1,349
2019	30	1,266
2020	—	1,144
Thereafter	—	769
Total minimum lease payments	139	$7,611
Less: amounts representing interest	(6)
Present value of minimum lease payments	133
Residual value	355
Less: current portion	(33)
Total long-term financing obligation less current portion	$455

Assets under the long-term financing obligation amounted to $0.5 million at January 3, 2016 and January 4, 2015, respectively. These amounts are net of accumulated depreciation of approximately $54,000 as of January 3, 2016 and $20,000 as of January 4, 2015. Such assets are classified within property and equipment, net, in the accompanying balance sheets. The residual value of the long-term financing obligation represents the estimated fair value of the financing at the end of the Company’s lease term. Rent expense under non-cancelable lease terms which includes certain common area maintenance costs, was approximately $1.4 million, $1.3 million and $1.0 million for the fiscal years ended January 3, 2016, January 4, 2015 and December 29, 2013, respectively.

Note 5.	Preferred Stock

The Company has 5,000,000 shares of undesignated preferred stock authorized for future issuance. Shares of preferred stock may be issued from time to time in one or more series, with designations, preferences, and limitations established by the Company’s board of directors.

Note 6.	Stock-Based Compensation

Share-based Plans

As of January 3, 2016, the Company has a total of four equity plans.

The Company’s 2004 Equity Incentive Plan (“2004 Plan”) provides for the grant of non-statutory stock options, restricted stock awards, stock appreciation rights, RSUs and other forms of equity compensation, which may be granted to employees, including officers, non-employee directors and consultants. Upon the effectiveness of the 2013 Plan (as defined below), the

BLUE NILE, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On May 21, 2013, the Company adopted the 2013 Equity Incentive Plan (“2013 Plan”). The 2013 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards and other stock awards. The 2013 Plan is intended to be the successor to the 2004 Plan and the Directors' Plan. Any equity compensation that would have been granted under the 2004 Plan or Directors' Plan is now granted under the 2013 Plan. As of January 3, 2016, there were 1,126,304 shares of common stock reserved for future grants under the 2013 Plan.

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

Employee Stock Purchase Plans

In April 2004, the Company adopted the 2004 Employee Stock Purchase Plan (the “Purchase Plan”). As of January 3, 2016, 1,000,000 shares of common stock are authorized to be sold under the Purchase Plan. Commencing on the first day of the fiscal year in which the Company first makes an offering under the Purchase Plan, this amount will be increased annually for 20 years. The increase in amount is the lesser of 320,000 shares or one and one half percent of the number of shares of common stock outstanding on each such date, unless a lower number of shares is approved by the board of directors. The Purchase Plan is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code. As of January 3, 2016, no shares of common stock have been offered for sale under the Purchase Plan.

Stock-Based Compensation Expense

The following weighted average assumptions were used for the valuation of stock options granted during the periods presented:

	Year Ended
	January 3, 2016	January 4, 2015	December 29, 2013
Expected term	4.5 years	4.5 years	4.5 years
Expected volatility	46.8%	46.9%	56.9%
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	1.5%	1.5%	0.9%
Estimated weighted average fair value per option granted	$11.38	$13.28	$14.68

•
Expected Term — This is the estimated period of time until exercise and is based primarily on historical experience for options with similar terms and conditions, giving consideration to future expectations.

•	Expected Volatility — This is based on the Company’s historical stock price volatility commensurate with the expected term of the options on the date of grant.

•	Expected Dividend Yield — The Company has not paid dividends during the periods presented. Any future payment of dividends will be at the discretion of our board of directors.

•	Risk-Free Interest Rate — This is the rate on nominal U.S. Government Treasury Bills with lives commensurate with the expected term of the options on the date of grant.

BLUE NILE, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience.

The following table represents total stock-based compensation expense recognized in the consolidated financial statements (in thousands):

	Year Ended
	January 3, 2016	January 4, 2015	December 29, 2013
Stock-based compensation expense in selling, general and administrative expenses	$4,944	$4,196	$4,860
Stock-based compensation expense in cost of sales	97	85	88
Total stock-based compensation expense in the consolidated statements of operations	$5,041	$4,281	$4,948
Total related tax benefit	$1,764	$1,498	$1,732
Stock-based compensation capitalized	$110	$106	$158

Stock-based compensation capitalized is included in property and equipment, net, in the consolidated balance sheets as a component of the cost capitalized for website development and the development of software for internal use. As of January 3, 2016, the Company had total unrecognized compensation costs related to unvested stock options and RSUs of approximately $8.0 million, before income taxes. The Company expects to recognize this cost over a weighted average period of 1.89 years for the options and 3.22 years for the RSUs.

The following summarizes all stock option transactions from December 31, 2012 through January 3, 2016:

	Options	Weighted average exercise price	Weighted average remaining contractual term	Total intrinsic value
	(In thousands)		(In years)	(In thousands)
Balance, December 31, 2012	2,199	$38.55
Granted	117	31.67
Exercised	(716)	29.88
Canceled	(107)	41.83
Balance, December 29, 2013	1,493	41.93
Granted	79	33.00
Exercised	(99)	24.39
Canceled	(452)	49.56
Balance January 4, 2015	1,021	39.56
Granted	39	28.31
Exercised	(35)	32.35
Canceled	(91)	49.08
Balance, January 3, 2016	934	$38.41	5.50	$3,593
Vested and expected to vest at January 3, 2016	921	$38.52	5.45	$3,511
Exercisable at January 3, 2016	810	$39.50	5.12	$2,871

The total intrinsic value of options exercised were approximately $0.1 million, $1.1 million and $7.3 million in the fiscal years ended January 3, 2016, January 4, 2015 and December 29, 2013, respectively. During the fiscal years ended January 3, 2016, January 4, 2015 and December 29, 2013, the total fair value of options vested was approximately $2.3 million, $2.9 million and $4.9 million, respectively.

BLUE NILE, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes additional information about stock options outstanding at January 3, 2016:

	Outstanding			Exercisable
	Options	Weighted Average
		Remaining Contractual Life	Exercise Price
Range of Exercise Price				Options	Weighted Average Exercise Price
	(In thousands)	(In years)		(In thousands)
$20.28 — $31.31	284	6.20	$28.51	215	$28.21
$31.32 — $33.45	272	6.65	33.31	223	33.32
$33.46 — $49.11	234	4.57	41.63	228	41.76
$49.12 — $94.99	144	3.41	62.34	144	62.34
	934	5.50	38.41	810	39.50

The following summarizes all RSU activity from December 31, 2012 through January 3, 2016:

	RSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Balance, December 31, 2012	3	$29.67
Granted	97	32.07
Vested	(10)	38.76
Canceled	(2)	31.34
Balance, December 29, 2013	88	31.01
Granted	91	33.01
Vested	(42)	32.30
Canceled	(28)	32.73
Balance January 4, 2015	109	31.74
Granted	286	28.98
Vested	(81)	31.39
Canceled	(13)	31.13
Balance, January 3, 2016	301	$29.25	1.56	$11,190
Vested and expected to vest at January 3, 2016	258	$34.68	1.43	$9,562

The total intrinsic value of RSUs vested was approximately $3.0 million, $1.5 million and $0.5 million in the fiscal years ended January 3, 2016, January 4, 2015 and December 29, 2013, respectively. During the fiscal years ended January 3, 2016, January 4, 2015 and December 29, 2013, the total fair value of RSUs vested was approximately $2.5 million, $1.4 million and $0.4 million, respectively.

The aggregate intrinsic value in the tables above are before applicable income taxes and represent the amount recipients would have received if all stock options had been exercised or RSUs had been released on the last business day of the period indicated, based on the closing stock price of the Company's common stock on such date.

Note 7.	Common Stock

On October 28, 2013, the Company’s board of directors authorized the renewal of our stock repurchase program. Under this renewed program, we are authorized to repurchase up to $100.0 million of our common stock within the 24-month period following the approval date. In the fiscal year ended January 3, 2016, the Company repurchased 382,491 shares of its common stock for an aggregate purchase price of approximately $10.8 million under this authorization that has since expired. In the

BLUE NILE, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fiscal year ended January 4, 2015, the Company repurchased 1.2 million shares of the Company’s common stock for an aggregate purchase price of approximately $40.3 million under this authorization that has since expired.

In the fiscal year ended December 29, 2013, the Company repurchased 299,240 shares of the Company’s common stock for an aggregate purchase price of approximately $10.4 million under the same previous repurchase authorization that has since expired.

On November 2, 2015, the Company’s board of directors authorized the renewal of our stock repurchase program. Under this renewed program, we are authorized to repurchase up to $100.0 million of our common stock within the 27 month period following the approval date. As of January 3, 2016, $100.0 million remained under the repurchase authorization.

Note 8.	Employee Benefit Plan

The Company has a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code covering all eligible officers and employees. The Company provides a discretionary matching contribution, which has generally been $0.50 for every $1.00 contributed by the employee up to 4% of each employee’s salary. Such contributions were approximately $0.3 million for each of the fiscal years ended January 3, 2016, January 4, 2015 and December 29, 2013, respectively.

Note 9.	Income Taxes

The expense for income taxes consists of the following (in thousands):

	Year Ended
	January 3, 2016	January 4, 2015	December 29, 2013
Current income tax expense	$7,215	$5,280	$2,069
Deferred income tax expense (benefit)	(1,637)	(392)	1,621
Total income tax expense	$5,578	$4,888	$3,690

A reconciliation of the statutory Federal income tax rate to the effective tax rate is as follows:

	Year Ended
	January 3, 2016	January 4, 2015	December 29, 2013
Statutory Federal income tax rate	35.0%	35.0%	35.0%
Domestic production activities deduction	(1.9)%	(1.4)%	(7.8)%
Other, net	1.5%	(0.2)%	(1.9)%
Effective tax rate	34.6%	33.4%	25.3%

Deferred income taxes reflect the net tax effect of temporary differences between amounts recorded for financial reporting purposes and amounts used for tax purposes. The major components of deferred tax assets are as follows (in thousands):

BLUE NILE, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	January 3, 2016	January 4, 2015
Deferred tax assets:
Reserves and allowances	$794	$883
Deferred rent	693	782
Inventory	273	248
Stock-based compensation	5,270	5,135
Financing obligation	171	171
Deferred revenue	909	14
Other	781	599
Gross deferred tax assets	$8,891	$7,832
Valuation allowance	(214)	(109)
Gross deferred tax assets, net of valuation allowance	$8,677	$7,723

Deferred tax liabilities:
Prepaid expenses	(343)	(369)
Leased building	(170)	(182)
Property and Equipment	(3,075)	(2,985)
Gross deferred tax liabilities	(3,588)	(3,536)
Net deferred tax assets	$5,089	$4,187

At January 3, 2016, the Company had foreign net operating loss carryforwards for income tax purposes of approximately $0.8 million. If not utilized the foreign net operating loss carryforwards will begin to expire in 2017.

The Company had a valuation allowance of $0.2 million and $0.1 million at January 3, 2016 and January 4, 2015, respectively, representing an increase of $0.1 million. The valuation allowance relates to foreign net operating losses that would be realizable only upon the generation of future taxable income in the jurisdiction in which the losses were incurred.

Income taxes payable were $1.7 million and $1.3 million at January 3, 2016 and January 4, 2015, respectively, and were included in accrued liabilities on the Company's consolidated balance sheet.

The Company has not provided for deferred taxes on unremitted earnings of subsidiaries outside the United States where such earnings are permanently reinvested. At January 3, 2016, unremitted earnings of foreign subsidiaries were $1.0 million. The amount of unrecognized deferred tax liability associated with these unremitted earnings is approximately $0.3 million. If these earnings were distributed in the form of dividends or otherwise, the Company would be subject to U.S. income taxes less an adjustment for applicable foreign tax credits.

The tax benefit realized for the tax deduction from stock-based compensation totaled $0.9 million, $0.9 million, and $2.7 million, for the years ended January 3, 2016, January 4, 2015, and December 29, 2013, respectively.

As of January 3, 2016, the Company had $0.2 million of gross unrecognized tax benefits all of which, if recognized, would affect the effective tax rate. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2012. The following table summarizes the gross unrecognized tax benefits activity for the fiscal years ended January 3, 2016, January 4, 2015, and December 29, 2013, (in thousands):

BLUE NILE, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended
	January 3, 2016	January 4, 2015	December 29, 2013
Unrecognized tax benefits - beginning balance	$143	$86	$—
Increase related to current year tax positions	73	57	86
Unrecognized tax benefits - ending balance	$216	$143	$86

Note 10.	Income Per Share

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

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Year Ended
	January 3, 2016	January 4, 2015	December 29, 2013
Net income	$10,534	$9,731	$10,875
Weighted average common shares outstanding	11,668	12,144	12,540
Basic net income per share	$0.90	$0.80	$0.87
Dilutive effect of stock options and restricted stock units	91	65	220
Common stock and common stock equivalents	11,759	12,209	12,760
Diluted net income per share	$0.90	$0.80	$0.85

The following is a summary of the securities outstanding during the respective periods that have been excluded from the calculations because the effect on net income per share would have been antidilutive (in thousands):

Year Ended
January 3, 2016	January 4, 2015	December 29, 2013
828	1,004	1,193

Note 11.	Segment and Geographic Information

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

The tables below represent information by geographic area (in thousands):

BLUE NILE, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended
	January 3, 2016	January 4, 2015	December 29, 2013
Net sales to customers:
United States
Engagement	$269,857	$266,379	$255,832
Non-engagement	128,306	126,018	120,988
Total United States	398,163	392,397	376,820
Other countries
Engagement	67,639	64,847	58,958
Non-engagement	14,255	16,272	14,230
Total other countries	81,894	81,119	73,188
Total	$480,057	$473,516	$450,008

	Year Ended
	January 3, 2016	January 4, 2015	December 29, 2013
Long-lived assets (net book value):
United States	$10,461	$10,403	$10,026
Other countries	69	19	162
Total	$10,530	$10,422	$10,188

Note 12.     Related Party Transactions

As set forth in Note 1, the Company has a minority ownership in two privately-held companies. The Company sold products to these privately held entities for approximately $0.9 million for fiscal year ended January 3, 2016, $1.5 million for fiscal year ended January 4, 2015, and $1.9 million for fiscal year ended December 29, 2013. The Company had trade receivables due from one of the privately held entities of approximately $0.2 million at January 3, 2016 and $0.1 million at January 4, 2015 from both privately held entities, recorded in trade accounts receivable in the Company's consolidated balance sheets.

Note 13.     Revolving Line of Credit

On February 11, 2013, the Company entered into a Credit Agreement with U.S. Bank National Association (the "Lender"). Under the terms and conditions of the Credit Agreement, the Company may borrow from the Lender for one year with annual renewals at the Lender's discretion. The latest renewal of the Credit Agreement with the Lender was on February 17, 2015. The Credit Agreement provides for a $40.0 million (the "New Credit Limit") unsecured, revolving credit facility with the Company's option to increase the New Credit Limit to $50.0 million. Interest on the advances is the daily reset LIBOR rate plus 1.65%. The Company also has the ability to term out the outstanding line balance to a term of up to five years. The aggregate principal amounts outstanding at any one time shall not exceed the New Credit Limit.

As of the January 3, 2016, there are no amounts outstanding under the Credit Agreement and the Company is in compliance with its covenants under the Credit Agreement.

Note 14.    Selected Quarterly Financial Information (unaudited)

Summarized quarterly financial information for fiscal years 2015 and 2014 are as follows (in thousands, except per share data):

BLUE NILE, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Q1	Q2	Q3	Q4
2015 quarter:
Net sales	$106,447	$113,693	$109,943	$149,974
Gross profit	19,973	22,089	21,231	29,053
Net income	1,187	2,331	1,977	5,039
Basic net income per share	0.10	0.20	0.17	0.44
Diluted net income per share	0.10	0.20	0.17	0.43

	Q1	Q2	Q3	Q4
2014 quarter:
Net sales	$103,726	$106,571	$105,760	$157,459
Gross profit	19,125	20,167	18,850	28,500
Net income	1,079	2,171	1,650	4,831
Basic net income per share	0.08	0.18	0.14	0.41
Diluted net income per share	0.08	0.18	0.14	0.41

Note 15.	Subsequent Events

On February 9, 2016, the Company's Board of Directors declared a special cash dividend of $0.70 per share of common stock. The dividend will be payable on March 7, 2016 to shareholders of record at the close of business on February 22, 2016. The Company determined the value of the dividend based on the level of earnings in fiscal year 2015. On an annual basis, the Company will reassess its use of capital, including investments in operations, strategic alternatives, share repurchases, and cash dividends. The Company's equity incentive plan and related form of award agreement provide that in connection with the declaration of such a special dividend, the outstanding RSUs shall be automatically credited with dividend equivalents to reflect dividends declared and paid and such dividend equivalents will be subject to all the terms and conditions, including  vesting, of the awards to which they relate. The exact number of dividend equivalents is indeterminate at this time, but will be determined at the time of the payment date depending on the trading price of our stock on such date.

BLUE NILE, INC.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Revenue, Costs or Expenses	Deductions (A)	Balance at End of Period
		(In thousands)
Reserve for sales returns:
Year ended:
January 3, 2016	$1,035	$39,779	$(39,520)	$1,294
January 4, 2015	1,386	49,860	(50,211)	1,035
December 29, 2013	1,367	38,911	(38,892)	1,386
____________________

(A)	Deductions for sales returns consist of actual sales returns in each period.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Under the supervision and with the participation of our management, including the certifying officers, we assessed the effectiveness of our internal control over financial reporting as of January 3, 2016, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of January 3, 2016 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of January 3, 2016, as stated in their audit report below.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended January 3, 2016, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Blue Nile, Inc.
Seattle, Washington
We have audited the internal control over financial reporting of Blue Nile, Inc. and subsidiaries (the “Company”) as of January 3, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2016, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 3, 2016 of the Company and our report dated March 1, 2016 expressed an unqualified opinion thereon.
/s/ Deloitte & Touche LLP
Seattle, Washington
March 1, 2016

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item relating to our executive officers will be contained in our Proxy Statement with respect to our 2016 Annual Meeting of Stockholders under the caption “Executive Officers” and is incorporated herein by reference. The information required by this Item relating to our directors and nominees, including information with respect to audit committee financial experts and our code of ethics, will be contained in our Proxy Statement with respect to our 2016 Annual Meeting of Stockholders under the caption “Election of Directors” and is incorporated herein by reference. The information required by this Item regarding compliance with Section 16(a) of the Securities Exchange Act will be contained in our Proxy Statement with respect to our 2016 Annual Meeting of Stockholders under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year.

Item 11.	Executive Compensation

The information required by this Item will be contained in our Proxy Statement with respect to our 2016 Annual Meeting of Stockholders under the captions “Compensation of Executive Officers,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Compensation of Directors,” and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be contained in our Proxy Statement with respect to our 2016 Annual Meeting of Stockholders under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be contained in our Proxy Statement with respect to our 2016 Annual Meeting of Stockholders under the captions “Transactions with Related Persons” and “Election of Directors” and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year.

Item 14.	Principal Accounting Fees and Services

The information required by this Item will be contained in our Proxy Statement with respect to our 2016 Annual Meeting of Stockholders under the caption “Ratification of Selection of Independent Auditors” and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
Index to Consolidated Financial Statements
a.  The following documents are filed as part of this Annual Report on Form 10-K:

		Page
1.	Financial Statements:
	Report of Independent Registered Public Accounting Firm	36
	Consolidated Balance Sheets, as of January 3, 2016 and January 4, 2015	37
	Consolidated Statements of Operations, for the fiscal years ended January 3, 2016, January 4, 2015 and December 29, 2013	38
	Consolidated Statements of Comprehensive Income, for the fiscal years ended January 3, 2016, January 4, 2015 and December 29, 2013	39
	Consolidated Statements of Changes in Stockholders’ Equity, for the fiscal years ended January 3, 2016, January 4, 2015 and December 29, 2013	40
	Consolidated Statements of Cash Flows, for the fiscal years ended January 3, 2016, January 4, 2015 and December 29, 2013	41
	Notes to Consolidated Financial Statements	43
2.	Financial Statement Schedule:
	Schedule II, Valuation and Qualifying Accounts	58
	All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
3.	Exhibits:
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

Date: March 1, 2016

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

By	/s/ Harvey Kanter	February 24, 2016
Harvey Kanter, Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)

By	/s/ David Binder	March 1, 2016
David Binder, Chief Financial Officer and Chief Administrative Officer (Principal Financial Officer)

By	/s/ Chris Bruzzo	February 25, 2016
Chris Bruzzo, Director

By	/s/ Scott Howe	February 28, 2016
Scott Howe, Director

By	/s/ Leslie Lane	February 24, 2016
Leslie Lane, Director

By	/s/ Mindy Meads	February 24, 2016
Mindy Meads, Director

By	/s/ Michael Potter	February 28, 2016
Michael Potter, Director

By	/s/ Mary Alice Taylor	February 24, 2016
Mary Alice Taylor, Director

By	/s/ Robert van Schoonenberg	February 27, 2016
Robert van Schoonenberg, Director

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference. Where an exhibit is incorporated by reference, the number in parentheses indicates the document to which cross-reference is made. See the end of this exhibit index for a listing of cross-reference documents.

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of Blue Nile, Inc.

3.2(2)	Amended and Restated Bylaws of Blue Nile, Inc.

4.1	Reference is made to Exhibits 3.1, and 3.2.

4.2(3)	Specimen Stock Certificate.

10.1.1(21)*	Blue Nile, Inc. Amended and Restated 1999 Equity Incentive Plan.

10.1.2(21)*	Form of Stock Option Agreement pursuant to the Blue Nile, Inc. 1999 Equity Incentive Plan.

10.2(10)*	Third Amended and Restated 2004 Non-Employee Directors’ Stock Option Plan.

10.3(21)*	Blue Nile, Inc. 2004 Employee Stock Purchase Plan.

10.4.1(11)*	Blue Nile, Inc. 2004 Equity Incentive Plan.

10.4.2(32)*	Form of Option Agreement pursuant to the 2004 Equity Incentive Plan.

10.4.3(32)*	Form of Stock Option Grant Notice-Employee pursuant to the 2004 Equity Incentive Plan.

10.4.4(32)*	Form of Stock Option Grant Notice-Non-Employee Director pursuant to the 2004 Equity Incentive Plan.

10.4.5(32)*	Form of Restricted Stock Unit Grant Notice-Employee under the Blue Nile, Inc. 2004 Equity Incentive Plan.

10.4.6(32)*	Form of Restricted Stock Unit Grant Notice-Non-Employee Director under the Blue Nile, Inc. 2004 Equity Incentive Plan.

10.4.7(32)*	Form of Restricted Unit Award Agreement under the Blue Nile, Inc. 2004 Equity Incentive Plan.

10.5.1(22)*	Blue Nile, Inc. 2013 Equity Incentive Plan.

10.5.2(23)*	Form of Option Agreement pursuant to the 2013 Equity Incentive Plan.

10.5.3(24)*	Form of Stock Option Grant Notice-Employee pursuant to the 2013 Equity Incentive Plan.

10.5.4(25)*	Form of Stock Option Grant Notice-Non-Employee Director pursuant to the 2013 Equity Incentive Plan.

10.5.5(26)*	Form of Restricted Stock Unit Grant Notice-Employee under the Blue Nile, Inc. 2013 Equity Incentive Plan.

10.5.6(27)*	Form of Restricted Stock Unit Grant Notice-Non-Employee Director under the Blue Nile, Inc. 2013 Equity Incentive Plan.

10.5.7(28)*	Form of Restricted Unit Award Agreement under the Blue Nile, Inc. 2013 Equity Incentive Plan.

10.6(13)	Lease Agreement, dated January 6, 2011, between Merrill Place LLC and the registrant.

10.6.1(11)	Lease, dated June 28, 2001, between Gull Industries, Inc. and the registrant.

10.6.2(11)	First Amendment to Lease, dated December 11, 2002 between Gull Industries, Inc. and the registrant.

10.6.3(11)	Second Amendment to Lease, dated November 15, 2003, between Gull Industries, Inc. and the registrant.

10.6.4(29)	First Amendment to Lease, dated April 1, 2012 between AGNM Merrill Place, LLC., and the registrant.

Exhibit Number	Description
10.6.5(30)	Second Amendment to Lease, dated November 14, 2012 between AGNM Merrill Place, LLC., and the registrant.

10.7(7)	Commercial lease, dated July 21, 2006, between Gull Industries, Inc. and the registrant.

10.7.1(8)	First Amendment to Commercial Lease, dated May 19, 2011 between 5901 Fourth LLC and the registrant.

10.7.2(15)	Third Amendment to Lease, dated May 5, 2014, between 5901 Fourth LLC and the registrant.

10.8(6)*	Offer Letter with Harvey Kanter, dated March 2, 2012.

10.9(31)*	Severance Agreement between Blue Nile, Inc. and Vijay Talwar, dated March 5, 2014.

10.10(9)*	Offer Letter with David Binder, dated June 30, 2011.

10.12(16)*	Offer Letter with Julie Yoakum, dated June 7, 2012.

10.13(5)*	Blue Nile Inc. Indemnification Agreement.

10.14(17)*	Performance Bonus Plan.

10.15(12)*	Amended and Restated Change of Control Severance Plan.

10.16(19)	Credit Agreement Between Blue Nile, Inc. and U.S. Bank National Association dated February 11, 2013.

10.17(21)	First Loan Modification Agreement Between Blue Nile, Inc. and U.S. Bank National Association dated February 21, 2014.

10.18(33)	Second Loan Modification Agreement Between Blue Nile, Inc. and U.S. Bank National Association dated February 17, 2015.

10.19(18)*	Executive Cash Bonus Plan for Fiscal Year 2015.

10.20(20)*	Executive Cash Bonus Plan for Fiscal Year 2016.

10.21(34)*	2015 Change of Control Severance Plan

10.22(35)*	2014 Compensation Program for Non-Employee Directors.

21.1(4)	Subsidiaries of the Registrant.

23.1(4)	Consent of Deloitte & Touche LLP.

24.1	Powers of Attorney of Officers and Directors signing this Annual Report on Form 10-K (see page 63).

31.1(4)	Certification of Principal Chief Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2(4)	Certification of Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1(14)	Certification of Principal Chief Executive Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2 (14)	Certification of Principal Financial Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
____________________

*	Denotes a management contract or compensatory plan, contract or agreement, in which the Company’s directors or executive officers may participate.

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

(20)
Previously filed as Exhibit 10.1 to Blue Nile, Inc.’s Current Report on Form 8-K (No. 000-50763), as filed with the Securities and Exchange Commission on February 11, 2016, and incorporated by reference herein.

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