Form 10-Q
period 2016-04-03
BLUE NILE INC
filed 2016-05-10
CIK 1091171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________________________________
FORM 10-Q
 __________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2016
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of May 4, 2016, the registrant had 11,608,967 shares of common stock outstanding.

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

BLUE NILE, INC.

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements
BLUE NILE, INC.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except par value)

	April 3, 2016	January 3, 2016	April 5, 2015

ASSETS
Current assets:
Cash and cash equivalents	$29,749	$86,542	$39,657
Trade accounts receivable, net	1,702	3,339	2,801
Other accounts receivable	814	706	1,206
Note receivable	600	600	—
Inventories	45,871	46,376	38,349
Prepaid income taxes	—	—	196
Prepaids and other current assets	1,220	1,585	1,345
Total current assets	79,956	139,148	83,554
Property and equipment, net	10,570	10,530	10,319
Intangible assets, net	76	82	98
Deferred income taxes	4,697	5,089	4,225
Note receivable	—	—	2,000
Other investments	2,280	2,280	2,280
Other assets	214	285	232
Total assets	$97,793	$157,414	$102,708
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$74,260	$121,917	$77,763
Accrued liabilities	6,743	12,336	6,262
Current portion of long-term financing obligation	33	33	32
Current portion of deferred rent	308	290	295
Total current liabilities	81,344	134,576	84,352
Long-term financing obligation, less current portion	447	455	480
Deferred rent, less current portion	1,647	1,697	1,913
Unearned income	1,836	1,988	—
Other long-term liabilities	259	242	168
Commitments and contingencies
Stockholders’ equity:

Preferred stock, $0.001 par value; 5,000 shares authorized, none issued and outstanding	—	—	—
Common stock, $0.001 par value; 300,000 shares authorized; 21,748, 21,714 and 21,632 shares issued, respectively, 11,609, 11,575 and 11,876 shares outstanding, respectively	22	22	22
Additional paid-in capital	232,968	232,148	228,189
Accumulated other comprehensive loss	(212)	(239)	(374)
Retained earnings	106,980	114,023	104,676
Treasury stock, at cost; 10,139, 10,139 and 9,756 shares outstanding, respectively	(327,498)	(327,498)	(316,718)
Total stockholders’ equity	12,260	18,456	15,795
Total liabilities and stockholders’ equity	$97,793	$157,414	$102,708
The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE NILE, INC.
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Quarter ended
	April 3, 2016	April 5, 2015
Net sales	$103,056	$106,447
Cost of sales	82,830	86,474
Gross profit	20,226	19,973
Selling, general and administrative expenses	18,978	18,063
Operating income	1,248	1,910
Other income (loss), net:
Interest income, net	9	36
Other income (loss), net	462	(83)
Total other income (loss), net	471	(47)
Income before income taxes	1,719	1,863
Income tax expense	639	676
Net income	$1,080	$1,187
Basic net income per share	$0.09	$0.10
Diluted net income per share	$0.09	$0.10
The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE NILE, INC.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	Quarter ended
	April 3, 2016	April 5, 2015
Net income	$1,080	$1,187
Other comprehensive income (loss):
Foreign currency translation adjustments	27	(138)
Total comprehensive income	$1,107	$1,049
The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE NILE, INC.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount		Retained Earnings		Shares	Amount	Total Stockholders’ Equity
Balance, January 4, 2016	21,714	$22	$232,148	$114,023	$(239)	(10,139)	$(327,498)	$18,456
Net income				1,080				1,080
Other comprehensive income					27			27
Dividends ($0.70 per share)				(8,123)				(8,123)
Tax deficiency from share-based awards			(94)					(94)
Exercise of common stock options	—	—	1					1
Issuance of common stock to directors	—	—	10					10
Vesting of restricted stock units	46	—	—					—
Shares withheld related to net share settlement of share-based awards	(12)	—	(307)					(307)
Stock-based compensation			1,210					1,210
Balance, April 3, 2016	21,748	$22	$232,968	$106,980	$(212)	(10,139)	$(327,498)	$12,260
The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE NILE, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Quarter ended
	April 3, 2016	April 5, 2015
Operating activities:
Net income	$1,080	$1,187
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,151	904
Stock-based compensation	1,196	1,218
Deferred income taxes	392	(38)
Tax deficiency from share-based awards	(94)	(36)
Changes in assets and liabilities:
Receivables	1,529	(299)
Inventories	505	3,319
Prepaid income taxes	—	(196)
Prepaid expenses and other assets	436	203
Accounts payable	(47,676)	(50,949)
Accrued liabilities	(5,593)	(5,730)
Unearned income	(152)	—
Deferred rent and other	(15)	(67)
Net cash used in operating activities	(47,241)	(50,484)
Investing activities:
Purchases of property and equipment	(1,142)	(799)
Net cash used in investing activities	(1,142)	(799)
Financing activities:
Proceeds from stock option exercises	1	—
Taxes paid for net share settlement of share-based awards	(307)	(168)
Cash dividends paid	(8,123)	—
Principal payments under long-term financing obligation	(8)	(9)
Net cash used in financing activities	(8,437)	(177)
Effect of exchange rate changes on cash and cash equivalents	27	(69)
Net decrease in cash and cash equivalents	(56,793)	(51,529)
Cash and cash equivalents, beginning of period	86,542	91,186
Cash and cash equivalents, end of period	$29,749	$39,657

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,934	$2,253
The accompanying notes are an integral part of these condensed consolidated financial statements.

Blue Nile, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.	Description of Our Business and Summary of Significant Accounting Policies
The Company
Blue Nile, Inc. (“Blue Nile”, the “Company”, “we” or “our”) is a leading retailer of high-quality diamonds and fine jewelry. In addition to sales of diamonds and fine jewelry, the Company provides education, guidance and support to enable customers to more effectively learn about and purchase diamonds and fine jewelry. The Company, a Delaware corporation based in Seattle, Washington, was formed in March 1999. The Company serves consumers in over 40 countries and territories all over the world through its website at www.bluenile.com. Information found on the Company’s website is not incorporated by reference into this Quarterly Report on Form 10-Q or any of its other filings with the U.S. Securities and Exchange Commission (the “SEC”).
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended January 3, 2016, filed with the SEC on March 1, 2016 (the “Annual Report”). The same accounting policies are followed for preparing quarterly and annual financial statements. In the opinion of management, all adjustments necessary for the fair presentation of the financial position, results of operations, and cash flows for the interim periods have been included and are of a normal, recurring nature.
The financial information as of January 3, 2016 is derived from the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended January 3, 2016, included in Item 8 of the Annual Report.
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

Blue Nile, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company holds a $2.0 million note receivable (the “Note”) from the same privately-held company. As of April 3, 2016, the remaining balance of the Note was $0.6 million, with the remainder of the principal due within a year. The interest rate changes over the term of the Note to LIBOR plus a predetermined rate per annum. The Note is recorded at its face amount on the Company’s condensed consolidated balance sheet.
The Company holds a minority ownership in another privately-held company in the form of common stock and warrants, purchased for $280,000, which we account for under the cost method of accounting.
The Company reviews its investments for impairment when events and circumstances indicate that the decline in fair value of the assets below the carrying value is other-than-temporary. No other-than-temporary impairment charges were recorded for the quarter ended April 3, 2016.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers (Topic 606)” which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”, which delays the effective date by one year effective on the first quarter of 2018, with the option to adopt in the first quarter of fiscal 2017. In March 2016, the FASB issued ASU 2016-08,“Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”, which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued Accounting Standards Update No. 2016-10 “Revenue from Contracts with Customers (Topic 606)”, “Identifying Performance Obligations and Licensing”, which clarifies the following two aspects of Topic 606: (1) identifying performance obligations; and (2) the licensing implementation guidance. The effective date for both ASU 2016-08 and 2016-10 is consistent with ASU 2015-14. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements and related disclosures and the timing of adoption.
In July 2015, the FASB issued guidance on the subsequent measurement of inventory, which changes the measurement from lower of cost or market to lower of cost and net realizable value. The guidance will require prospective application at the beginning of the Company’s first quarter of fiscal year 2017, but permits adoption in an earlier period. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements and related disclosures and the timing of adoption.
In November 2015, the FASB issued Accounting Standards Update No. 2015-17 (“ASU 2015-17”), “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” which simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities to be classified as noncurrent on the balance sheet. ASU 2015-17 is effective for periods beginning on January 1, 2017 and may be applied prospectively or retrospectively. Early adoption is permitted. The Company retrospectively adopted this guidance effective January 3, 2016. The impact of adopting ASU 2015-17 resulted in a reclassification of our current deferred income tax asset to non-current deferred income tax asset in the amount of $1.0 million, in our previously presented consolidated balance sheet as of April 5, 2015.
In January 2016, the FASB issued Accounting Standards Update No. 2016-01 “Financial Instruments - Overall (“ASU 2016-01”),“Recognition and Measurement of Financial Assets and Financial Liabilities” which amends various aspects of recognition, measurement, presentation and disclosure of financial instruments. This update will require prospective application at the beginning of the Company’s first quarter of fiscal year 2018. For certain provisions, early adoption is permitted. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements and related disclosures and the timing of adoption.

Blue Nile, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 “Leases (Topic 842)”, which increases transparency and comparability among companies accounting for lease transactions. The most significant change of this update will require the recognition of lease assets and liabilities on the balance sheet for operating lease arrangements with lease terms greater than 12 months for lessees. This update will require a modified retrospective application which includes a number of optional practical expedients related to the identification and classification of leases commenced before the effective date. This update will become effective beginning the first quarter of the Company’s fiscal year 2019. Early application is permitted. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements and related disclosures and the timing of adoption.
In March 2016, the FASB issued Accounting Standards Update No. 2016-04 “Liabilities - Extinguishments of Liabilities (Subtopic 405-20)”, “Recognition of Breakage for Certain Prepaid Stored-Value Products” which narrows the scope exception for liabilities related to the sale of prepaid stored-value products to account for breakage on those liabilities consistent with the breakage guidance in Topic 606, “Revenue from Contracts with Customers”. This update will become effective beginning the first quarter of the Company’s fiscal year 2018, and shall be applied using either a modified retrospective transition method, or a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year in which the guidance is effective, or retrospectively. Early adoption is permitted. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements and related disclosures and the timing of adoption.
In March 2016, the FASB issued Accounting Standards Update No. 2016-09 “Compensation - Stock Compensation (Topic 718)”, “Improvements to Employee Share-Based Payment Accounting” which simplifies the accounting for share-based payment transactions, including income taxes, classification of awards as equity or liabilities and classification of cash flows. This update will become effective beginning the first quarter of the Company’s fiscal year 2017. Early adoption is permitted. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements and related disclosures and the timing of adoption.

Note 2.	Stock-based Compensation
As of April 3, 2016, the Company had four equity plans. Additional information regarding these plans is disclosed in the Annual Report.
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
There were no stock options granted during the quarter ended April 3, 2016.

Blue Nile, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of RSU activity for the quarter ended April 3, 2016 is as follows:

	RSUs (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance, January 4, 2016	301	$29.25
Granted	159	24.85
Special Dividend Adjustment	11	—
Vested	(46)	25.09
Canceled	(13)	27.93
Balance, April 3, 2016	412	$27.31	1.78	$10,920
Vested and expected to vest at April 3, 2016	344	$33.32	1.66	$9,106
The aggregate intrinsic value in the table above is before applicable income taxes and represent the amount recipients would have received if all RSUs had been released on the last business day of the period indicated, based on the closing stock price of the Company’s common stock on such date. The total intrinsic value of RSUs vested was approximately $1.2 million during the quarter ended April 3, 2016 and $0.7 million during the quarter ended April 5, 2015. During the quarters ended April 3, 2016 and April 5, 2015, the total fair value of RSUs vested was approximately $1.1 million and $0.7 million, respectively.
As of April 3, 2016, the Company had total unrecognized compensation costs related to unvested RSUs of $8.7 million, before income taxes. The Company expects to recognize this cost over a weighted average period of 3.2 years.
Special Dividend Adjustment
On February 9, 2016, the Company’s Board of Directors declared a special cash dividend of $0.70 per share of common stock (see Note 6: Stockholders' Equity). The Company’s equity incentive plan and related form of award agreement provide that in connection with the declaration of such special dividend, the outstanding RSUs shall be automatically credited with dividend equivalents to reflect dividends declared and paid and such dividend equivalents will be subject to all the terms and conditions, including vesting, of the awards to which they relate. The portion of the dividend equivalents that vest will be charged to retained earnings.
Performance Based Award
On February 15, 2016, the Company’s chief executive officer was granted approximately 45,000 RSUs which only vest if the Company achieves a pre-established net income target for fiscal year 2016. If the Company meets the performance target,  1/4th of the shares subject to the equity award shall vest on the first anniversary of the vesting commencement date and 1/16th of the shares vesting quarterly thereafter, subject to the chief executive officer’s continued service. The related RSUs are included in the table above under RSUs granted. For the quarter ended as of April 3, 2016, the Company recognized compensation expense as it is currently deemed probable that the performance target will be achieved.

Note 3.	Inventories
Inventories are stated at cost and consist of the following (in thousands):

	April 3, 2016	January 3, 2016	April 5, 2015
Loose diamonds	$11,424	$12,420	$5,933
Fine jewelry and other	34,447	33,956	32,416
Total	$45,871	$46,376	$38,349

Blue Nile, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 4.	Net Income Per Share
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
The following tables set forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Quarter ended
	April 3, 2016	April 5, 2015
Net income	$1,080	$1,187
Weighted average common shares outstanding	11,592	11,869
Basic net income per share	$0.09	$0.10
Dilutive effect of stock options and RSUs	74	54
Common stock and common stock equivalents	11,666	11,923
Diluted net income per share	$0.09	$0.10
The Company excluded 825,912 and 857,992 stock option and award shares from the computation of diluted net income per share for the quarters ended April 3, 2016 and April 5, 2015, respectively, due to their antidilutive effect.
Note 5. Commitments and Contingencies
In the ordinary course of business, the Company may be subject from time to time to various proceedings, lawsuits, disputes or claims. In addition, the Company is regularly audited by various tax authorities. Although the Company cannot predict with assurance the outcome of any litigation or audit, it does not believe there are currently any such actions that, if resolved unfavorably, would have a material impact on the Company’s financial condition, results of operations, or cash flows.
Note 6. Stockholders’ Equity
On February 9, 2016, the Company’s Board of Directors declared a special cash dividend of $0.70 per share of common stock, paid on March 7, 2016 to shareholders of record at the close of business on February 22, 2016. The Company determined the value of the dividend based on the level of earnings in fiscal year 2015. On an annual basis, the Company will reassess its use of capital, including investments in operations, strategic alternatives, share repurchases, and cash dividends.

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
Management Overview
Blue Nile is a leading retailer of high-quality diamonds and fine jewelry. We offer our products for sale through the Blue Nile website in over 40 countries and territories throughout the world. Our long-term objective is to maximize our revenue, profitability and cash flow by offering exceptional value, quality, and service to our customers. Our business model leverages our ability to source the world's largest supplier of GIA certified diamonds for sale to our customers typically without purchasing inventory until a customer selects the product. This low inventory model, coupled with a lean and efficient operating framework enables us to operate at scale with a relatively small physical footprint and employee base. This lean expense structure avoids many of the costs that are typically incurred by traditional physical retail stores. As a result, we are able to realize lower gross profit margins while remaining profitable and providing value to our customers through lower retail prices.
The foundation of our strategic initiatives is to provide a compelling experience that illuminates the advantages of buying from us. The products we sell are typically high in value and involve significant research from the customers before they purchase. As such, it is important that the customers trust that the products they receive are fairly priced, of exceptional quality, and delivered on time. We are building higher levels of trust with our consumers by providing information, transparency, product selection and service via an exceptional user experience. We are continually enhancing this experience through features on our website, ongoing improvement of our customer service call center and in tests of an offline extension of Blue Nile called Webrooms. We also invest in marketing to drive greater brand awareness.
First Quarter of 2016 Summary of Results of Operations
We achieved first quarter net sales of $103.1 million, a 3.2% decrease from the first quarter of 2015. U.S. engagement net sales decreased 7.0%, U.S. non-engagement net sales increased 4.0% and net sales of both engagement and non-engagement products in our international markets decreased 0.9% from the first quarter of 2015. International net sales comprised 18.7% of our total net sales for the quarter. Our gross profit increased $0.3 million in the first quarter of 2016, a 1.3% increase compared to the first quarter of 2015. Net income per diluted share was $0.09 in the first quarter of 2016, compared to $0.10 for the first quarter of 2015.

Results of Operations
Comparison of the Quarter Ended April 3, 2016 to the Quarter Ended April 5, 2015
The following table presents our operating results for the quarters ended April 3, 2016 and April 5, 2015, including a comparison of the financial results for these periods (dollars in thousands, except per share data):

	Quarter ended
	April 3, 2016	April 5, 2015	$ Change	% Change
Net sales	$103,056	$106,447	$(3,391)	(3.2)%
Cost of sales	82,830	86,474	(3,644)	(4.2)%
Gross profit	20,226	19,973	253	1.3%
Selling, general and administrative expenses	18,978	18,063	915	5.1%
Operating income	1,248	1,910	(662)	(34.7)%
Other income (loss), net:
Interest income, net	9	36	(27)	(75.0)%
Other income (loss), net	462	(83)	545	656.6%
Total other income (loss), net	471	(47)	518	n/m
Income before income taxes	1,719	1,863	(144)	(7.7)%
Income tax expense	639	676	(37)	(5.5)%
Net income	$1,080	$1,187	$(107)	(9.0)%
Basic net income per share	$0.09	$0.10	$(0.01)
Diluted net income per share	$0.09	$0.10	$(0.01)
Net Sales
Net sales decreased 3.2% for the first quarter of 2016 as compared to the first quarter of 2015. The total net sales decrease was due to a decrease in orders offset by a slight increase in the average order value.
Net sales in the U.S. decreased 3.7% to $83.8 million for the first quarter of 2016, compared with $87.0 million in the same quarter last year. U.S. engagement net sales for the first quarter of 2016 decreased 7.0% to $56.7 million, compared to $61.0 million for the first quarter of 2015. The decrease in U.S. engagement net sales was primarily due to a decrease in both orders and average order value. U.S. non-engagement net sales for the first quarter of 2016 increased 4.0% to $27.1 million, compared to $26.0 million for the first quarter of 2015 due to an increase in average order value, partially offset by a decrease in orders.
International net sales decreased 0.9% to $19.3 million in the first quarter of 2016 from $19.5 million in the first quarter of 2015. International net sales decreased due to a decrease in average order value, partially offset by an increase in orders. International net sales during the first quarter of 2016 continued to be negatively impacted by foreign currency exchange rates but to a lesser extent in the China and European markets, which posted sales growth during the quarter. Internally, we monitor our international sales performance on a non-GAAP basis which eliminates the positive or negative effects that result from translating currency from international sales into U.S. dollars (“constant exchange rate basis”). Changes in foreign exchange rates during the first quarter of 2016, compared to the rates in effect during the first quarter of 2015, had a negative impact of approximately 5.0% on international net sales. Excluding the impact of changes in foreign exchange rates, international net sales increased 4.1% for the first quarter of 2016 compared to the first quarter of 2015.
Gross Profit
Gross profit for the first quarter of 2016 increased 1.3% to $20.2 million from $20.0 million for the first quarter of 2015. The increase in gross profit resulted primarily from an increase in the gross margin rate. Gross margin rate was 19.6% for the first quarter of 2016 and 18.8% for the first quarter of 2015. The gross margin rate increased due to a sales mix shift from our engagement category to our non-engagement category as well as the sales decrease in our higher price point engagement products. Our non-engagement products and lower price point products generally generate greater margins than our engagement and higher-price point products.

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
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 5.1% to $19.0 million in the first quarter of 2016 compared to $18.1 million in the first quarter of 2015. Compensation and benefits expense increased by $0.5 million and other administrative expenses, such as rent, depreciation and legal, increased $0.5 million to support our growth initiatives. These increases were offset by a decrease of $0.3 million in marketing and advertising costs. Selling, general and administrative expenses as a percentage of sales increased to 18.4% in the first quarter of 2016 compared to 17.0% in the first quarter of 2015 as selling, general and administrative expenses accelerated faster than sales.
Operating Income
Operating income was $1.2 million for the first quarter of 2016 compared to $1.9 million for the first quarter of 2015. The decrease in operating income was primarily due to an increase in selling, general and administrative expenses partially offset by an increase in gross profit.
Income Taxes
Our effective tax rate increased to 37.2% for the first quarter of 2016 from 36.3% for the first quarter of 2015. The increase in the effective rate was primarily due to higher non-deductible executive compensation cost and higher state income taxes resulting from the Webroom expansion.
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
As of April 3, 2016, we had a working capital deficiency of $1.4 million, including cash and cash equivalents of $29.7 million and inventory of $45.9 million, offset by accounts payable of $74.3 million. Current levels of cash and cash equivalents reflect the payment of our special cash dividend on March 7, 2016.
Net cash of $47.2 million was used in operating activities for the quarter ended April 3, 2016, compared to net cash used in operating activities of $50.5 million for the quarter ended April 5, 2015. The decrease in cash used in operating activities was primarily due to changes in working capital accounts related to timing and extent of paydown of payables, cash receipts as well as sales and purchases of inventory.
Net cash of $1.1 million and $0.8 million were used in investing activities for the quarters ended April 3, 2016 and April 5, 2015, respectively. In both years, cash used in investing activities was primarily the result of purchases of property and equipment which includes capitalized costs to develop our website and internal-use software to support our operations. Our capital needs are generally relatively low and include, without limitation, investments in technology and website enhancements, capital improvements to our leased warehouse and office facilities and furniture and equipment.
Net cash used in financing activities for the quarter ended April 3, 2016 was $8.4 million, primarily related to the payment of our special cash dividend of $8.1 million, discussed below. Net cash used in financing activities for the quarter ended April 5, 2015 was $0.2 million, primarily related to the taxes paid for net share settlement of equity awards.

On February 9, 2016, the Company’s board of directors declared a special cash dividend of $0.70 per share, paid on March 7, 2016 to shareholders of record at the close of business on February 22, 2016. We determined the value of the dividend based on the level of earnings in fiscal year 2015. On an annual basis, the Company plans to reassess its use of capital, including investments in operations, strategic alternatives, share repurchases, and cash dividends.
On November 2, 2015, our board of directors authorized the renewal of our share repurchase program. Under this renewed program, we are authorized to repurchase up to $100.0 million of our common stock over the next 27 months, subject to limitations under Delaware law and the market conditions described below.
From the inception of the buyback program in the first quarter of 2005 through April 3, 2016, we have repurchased an aggregate of approximately 9.4 million shares for a total of $326.9 million. Our shares may be repurchased from time to time in open market transactions or in negotiated transactions off the market. The timing and amount of any shares repurchased is determined by our management based on their evaluation of market conditions and other factors, including our cash needs. Repurchases may also be made under a Rule 10b5-1 plan. We continually assess market conditions, our cash position, operating results, current forecasts and other factors when making decisions about stock repurchases.
For the fiscal year to date through May 9, 2016, we have not repurchased any shares of our common stock.
Contractual Obligations
There have been no material changes to our contractual obligations during the period covered by this report from those disclosed in our Annual Report.
Off-Balance Sheet Arrangements
As of April 3, 2016, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
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
The following table reconciles year-over-year international net sales percentage increases (decreases) from the GAAP sales measures to the non-GAAP constant exchange rate basis:

Quarter ended April 3, 2016	Year over year growth	Effect of foreign exchange movements	Year over year growth on constant exchange rate basis
International net sales	(0.9)%	(5.0)%	4.1%
Quarter ended April 5, 2015	Year over year growth	Effect of foreign exchange movements	Year over year growth on constant exchange rate basis
International net sales	8.6%	(7.8)%	16.4%
Item 3.Quantitative and Qualitative Disclosures About Market Risk
Our exposure to financial market risk results primarily from fluctuations in interest rates and foreign currency exchange rates. There have been no material changes to our market risks as disclosed in our Annual Report.

Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
During the quarter ended April 3, 2016, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed by us in our periodic reports filed or submitted under the Exchange Act with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our certifying officers concluded that as of the end of the period covered by this report these disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended April 3, 2016, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described under Part I, Item 1A “Risk Factors” included in our Annual Report on Form 10-K, as filed with the SEC on March 1, 2016.
Our business results are significantly affected by the value we are able to provide to our customers.
Demand for our products has been highly sensitive to pricing changes, because the success of our business model depends, in part, on our ability to offer quality products to customers at prices that are below those of traditional jewelry retailers. Pricing changes may result from changes in commodity prices or changes in our pricing strategy. The prices of commodities upon which we are substantially dependent are subject to fluctuations arising from changes in supply and demand, competition, and market speculation. Because of our virtual inventory model for loose diamonds, our diamond product prices are much more sensitive to rapid fluctuations in the prices of diamonds than traditional retailers, which typically hold diamonds in inventory. Rapid and significant fluctuations in commodity prices, particularly diamond prices, may materially and adversely affect our sales, gross margins, customer experience, and competitive position. Further, we have and will continue to change our product pricing strategies. Our pricing strategies have and will likely continue to have a significant impact on our net sales, gross margins and net income.
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
Further, any reduction in our sales will affect our liquidity. As discussed under “Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources” in Part I, Item 2 of this Quarterly Report on Form 10-Q, our liquidity is primarily dependent upon our net cash from operating activities. Our net cash from operating activities is sensitive to many factors, including changes in working capital. Working capital at any specific point in time is dependent upon many variables, including our operating results, seasonality, inventory management and level of product assortment expansion, the timing of cash receipts and payments, and vendor payment terms.

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

Our financial results may be negatively affected if we are required to collect additional taxes on sales or disclose our customers’ private information to tax authorities.*
The application of indirect taxes (such as sales and use tax, value-added tax (“VAT”), goods and services tax, and similar taxes) to ecommerce businesses such as Blue Nile, and to our users, is a complex and evolving issue. Currently, we collect indirect taxes related to purchases by customers located in the State of Washington and the State of New York, and certain indirect taxes required to be collected on sales to customers outside of the United States. One or more states or foreign countries have sought and others may seek to impose additional indirect tax collection obligations on us in the future and/or require us to disclose to tax authorities our customers’ private information, including but not limited to names, addresses, purchase amounts, and purchase dates.

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
For the quarter ended April 3, 2016, international net sales represented 18.7% of our total net sales. We continue to increase marketing and sales efforts and anticipate continuing to expand our international sales and operations in the future either by expanding local versions of our website for foreign markets, through acquisitions, investments or alliances with third parties, or through other means. Investments in foreign entities may be impaired and lose value, and this risk of loss is heightened by potential changes in the legal and regulatory environment in the international markets where these acquired businesses or joint ventures operate.
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

If we are unable to successfully implement our webroom strategy, our growth and profitability could be adversely impacted.*
We recently announced that we are planning to open new webrooms. Our ability to open new webrooms in a timely manner and operate them profitably depends on a number of factors, many of which are beyond our control, including:

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

We may not be able to grow the number of our webrooms, accelerate the rate of new webroom openings, achieve the net sales growth or maintain consistent levels of profitability in our webrooms, particularly as we expand into markets now served by our brick and mortar competitors. In addition, the substantial management time and resources which our webroom strategy requires may result in disruption to our existing business operations which may decrease our profitability. The webrooms we plan to open in the near term as well as the webrooms we may open in the future may not prove to be the best use of our cash and may adversely impact our future liquidity.
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
We rely on a combination of patent, trademark, trade secret and copyright law, and contractual restrictions to protect our intellectual property. These afford only limited protection. Despite our efforts to protect and enforce our proprietary rights, unauthorized parties have attempted, and may in the future attempt, to copy aspects of our website images, features, compilation and functionality or to obtain and use information that we consider as proprietary, such as the technology used to operate our website, our content and our trademarks. We have registered or have applications pending for, “Blue Nile,” the BN logo, the Blue Nile BN stylized logo, “Build Your Own Ring,” “Build Your Own Five-Stone Ring,” “Build Your Own Three Stone Ring,” “Build Your Own Diamond Jewelry,” “Build Your Own Diamond Pendant,” “Build Your Own Earrings” and “Build Your Own Charm Bracelet” as trademarks in the United States and in certain other countries. Our competitors have, and other competitors may, adopt service names similar to ours, thereby impeding our ability to build brand identity and possibly leading to consumer confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of the term Blue Nile or our other trademarks. Any claims or consumer confusion related to our trademarks could damage our reputation and brand and substantially harm our business and results of operations. In addition, we are the holder of a patent entitled “Computerized Search Technique, such as an Internet-Based Gemstone Search Technique” (U.S. Patent No. 8,271,521) and have several other U.S. patent applications pending at this time.
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
Our failure or the failure of our third party service providers and suppliers to comply with applicable regulations could substantially harm our business and results of operations.*
We are subject to general business regulations and laws as well as regulations and laws specifically governing the Internet and e-commerce. It is possible that laws and regulations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. These regulations and laws may involve taxation, advertising, intellectual property rights, freedom of expression, labor, pricing, restrictions on imports and exports, customs, tariffs, information security, privacy, data protection, content, distribution, electronic contracts and other communications, the provision of online payment services, broadband residential Internet access, bribery, money laundering, product sourcing, and the characteristics and quality of products and services. Further, as our products are exported and imported across national borders, the international movement of these products is subject to a myriad of rules, regulations, and governmental authorities. We cannot be sure that our practices have complied, comply or will comply fully with all such laws and regulations. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation, a loss in business and proceedings or actions against us by governmental entities or others. Any such proceeding or action could hurt our reputation, force us to spend significant amounts in defense of these proceedings, distract our management, increase our costs of doing business, decrease the use of our sites by consumers and suppliers and may result in the imposition of monetary liability. We may also be contractually liable to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any such laws or regulations. Furthermore, failure of our vendors to comply with applicable laws, regulations and contractual requirements could harm to our reputation with consumers and increased legal expenses and costs. In addition, it is possible that governments of one or more countries may seek to censor content available on our sites or may even attempt to completely block access to our sites. Adverse legal or regulatory developments could substantially harm our business. In particular, in the event that we are restricted, in whole or in part, from operating in one or more countries, our ability to retain or increase our customer base may be adversely affected, and we may not be able to maintain or grow our net revenue and expand our business as anticipated.
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

Item 6.Exhibits
See exhibits listed under the Exhibit Index on page 35.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUE NILE, INC.
Registrant

Dated: May 10, 2016	/s/ David Binder
David Binder
Chief Financial Officer and Chief Administrative Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1 (1)	Amended and Restated Certificate of Incorporation of Blue Nile, Inc.
3.2 (2)	Amended and Restated Bylaws of Blue Nile, Inc.
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2 (3)	Specimen Stock Certificate.
10.1 (4)	Executive Cash Bonus Plan for Fiscal Year 2016
31.1 (5)	Certification of Chief Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2 (5)	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1 (5)*	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
32.2 (5)*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

(5)	Filed herewith.