Form 10-Q
period 2016-07-03
BLUE NILE INC
filed 2016-08-09
CIK 1091171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________________________________
FORM 10-Q
 __________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2016
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of August 3, 2016, the registrant had 11,616,870 shares of common stock outstanding.

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

BLUE NILE, INC.

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements
BLUE NILE, INC.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except par value)

	July 3, 2016	January 3, 2016	July 5, 2015

ASSETS
Current assets:
Cash and cash equivalents	$36,617	$86,542	$39,661
Trade accounts receivable	2,725	3,339	3,875
Other accounts receivable, net	871	706	1,262
Note receivable	300	600	1,200
Inventories	43,382	46,376	36,794
Prepaids and other current assets	1,719	1,585	1,947
Total current assets	85,614	139,148	84,739
Property and equipment, net	11,239	10,530	10,736
Deferred income taxes	4,649	5,089	4,525
Other investments	2,280	2,280	2,280
Other assets	282	367	317
Total assets	$104,064	$157,414	$102,597
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$76,688	$121,917	$81,571
Accrued liabilities	7,945	12,336	9,366
Current portion of long-term financing obligation	34	33	33
Current portion of deferred rent	337	290	292
Total current liabilities	85,004	134,576	91,262
Long-term financing obligation, less current portion	438	455	472
Deferred rent, less current portion	1,688	1,697	1,844
Unearned income	1,683	1,988	—
Other long-term liabilities	263	242	169
Commitments and contingencies
Stockholders’ equity:

Preferred stock, $0.001 par value; 5,000 shares authorized, none issued and outstanding	—	—	—
Common stock, $0.001 par value; 300,000 shares authorized; 21,769, 21,714 and 21,648 shares issued, respectively, 11,617, 11,575 and 11,517 shares outstanding, respectively	22	22	22
Additional paid-in capital	233,927	232,148	229,283
Accumulated other comprehensive loss	(232)	(239)	(197)
Retained earnings	109,087	114,023	107,007
Treasury stock, at cost; 10,152, 10,139 and 10,131 shares outstanding, respectively	(327,816)	(327,498)	(327,265)
Total stockholders’ equity	14,988	18,456	8,850
Total liabilities and stockholders’ equity	$104,064	$157,414	$102,597
The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE NILE, INC.
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Quarter ended		Year to date ended
	July 3, 2016	July 5, 2015	July 3, 2016	July 5, 2015
Net sales	$113,771	$113,693	$216,827	$220,140
Cost of sales	91,373	91,604	174,203	178,078
Gross profit	22,398	22,089	42,624	42,062
Selling, general and administrative expenses	19,129	18,650	38,107	36,713
Operating income	3,269	3,439	4,517	5,349
Other income, net:
Interest income, net	16	28	25	64
Other income, net	19	116	481	33
Total other income, net	35	144	506	97
Income before income taxes	3,304	3,583	5,023	5,446
Income tax expense	1,177	1,252	1,816	1,928
Net income	$2,127	$2,331	$3,207	$3,518
Basic net income per share	$0.18	$0.20	$0.28	$0.30
Diluted net income per share	$0.18	$0.20	$0.27	$0.30
The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE NILE, INC.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	Quarter ended		Year to date ended
	July 3, 2016	July 5, 2015	July 3, 2016	July 5, 2015
Net income	$2,127	$2,331	$3,207	$3,518
Other comprehensive (loss) income:
Foreign currency translation adjustments	(20)	177	7	39
Total comprehensive income	$2,107	$2,508	$3,214	$3,557
The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE NILE, INC.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount		Retained Earnings		Shares	Amount	Total Stockholders’ Equity
Balance, January 4, 2016	21,714	$22	$232,148	$114,023	$(239)	(10,139)	$(327,498)	$18,456
Net income				3,207				3,207
Other comprehensive income					7			7
Dividends and dividend equivalents				(8,143)				(8,143)
Tax deficiency from share-based awards			(148)					(148)
Exercise of common stock options	—	—	1					1
Issuance of common stock to directors	1	—	20					20
Vesting of restricted stock units and dividend equivalents	72	—	20					20
Shares withheld related to net share settlement of share-based awards	(18)	—	(460)					(460)
Stock-based compensation			2,346					2,346
Repurchase of common stock						(13)	(318)	(318)
Balance, July 3, 2016	21,769	$22	$233,927	$109,087	$(232)	(10,152)	$(327,816)	$14,988
The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE NILE, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Year to date ended
	July 3, 2016	July 5, 2015
Operating activities:
Net income	$3,207	$3,518
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,378	1,831
Stock-based compensation	2,317	2,538
Deferred income taxes	440	(338)
Tax deficiency from share-based awards	(148)	(183)
Changes in assets and liabilities:
Receivables	449	(1,428)
Inventories	2,994	4,874
Prepaid expenses and other assets	(66)	(392)
Accounts payable	(45,379)	(47,394)
Accrued liabilities	(4,391)	(2,626)
Unearned income	(305)	—
Deferred rent and other	59	(138)
Net cash used in operating activities	(38,445)	(39,738)
Investing activities:
Purchases of property and equipment	(2,871)	(1,952)
Payments received on note receivable	300	800
Net cash used in investing activities	(2,571)	(1,152)
Financing activities:
Repurchase of common stock	(318)	(10,279)
Proceeds from stock option exercises	1	—
Taxes paid for net share settlement of share-based awards	(460)	(282)
Cash dividends paid	(8,123)	—
Principal payments under long-term financing obligation	(16)	(16)
Net cash used in financing activities	(8,916)	(10,577)
Effect of exchange rate changes on cash and cash equivalents	7	(58)
Net decrease in cash and cash equivalents	(49,925)	(51,525)
Cash and cash equivalents, beginning of period	86,542	91,186
Cash and cash equivalents, end of period	$36,617	$39,661

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,546	$3,020
Non-cash investing and financing activities:
Unsettled repurchases of common stock	$—	$268
The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE NILE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.	Description of Our Business and Summary of Significant Accounting Policies
The Company
Blue Nile, Inc. (“Blue Nile,” the “Company,” “we” or “our”) is a leading retailer of high-quality diamonds and fine jewelry. In addition to sales of diamonds and fine jewelry, the Company provides education, guidance and support to enable customers to more effectively learn about and purchase diamonds and fine jewelry. The Company, a Delaware corporation based in Seattle, Washington, was formed in March 1999. The Company serves consumers in over 40 countries and territories all over the world through its website at www.bluenile.com. Information found on the Company’s website is not incorporated by reference into this Quarterly Report on Form 10-Q or any of its other filings with the U.S. Securities and Exchange Commission (the “SEC”).
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

BLUE NILE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company holds a $2.0 million note receivable (the “Note”) from the same privately-held company. As of July 3, 2016, the remaining balance of the Note was $0.3 million, with the remainder of the principal due within a year. The interest rate changes over the term of the Note to LIBOR plus a predetermined rate per annum. The Note is recorded at its face amount on the Company’s condensed consolidated balance sheet.
The Company holds a minority ownership in another privately-held company in the form of common stock and warrants, purchased for $280,000, which we account for under the cost method of accounting.
The Company reviews its investments for impairment when events and circumstances indicate that the decline in fair value of the assets below the carrying value is other-than-temporary. No other-than-temporary impairment charges were recorded for the year to date ended July 3, 2016.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers (Topic 606),” which will amend the existing revenue recognition guidance. The core principle of this guidance is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This new guidance is effective for the Company beginning the first quarter of 2018, and may be applied on a retrospective basis or by the cumulative effect transition method. To improve and clarify the guidance set forth in ASU 2014-09, the FASB issued the following supplemental guidance relevant to the Company which have the same effective date as that of ASU 2014-09:

•	in March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”;

•	in April 2016, the FASB issued ASU No. 2016-10 “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”;

•	in May 2016, the FASB issued ASU 2016-12 “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients.”
The Company is currently evaluating the impact of ASU 2014-09 and the related supplemental guidance noted above will have on its consolidated financial statements and related disclosures.
In July 2015, the FASB issued Accounting Standards Update No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory,” which changes the subsequent measurement of inventory from lower of cost or market to lower of cost and net realizable value. The guidance will require prospective application at the beginning of the Company’s first quarter of fiscal year 2017, but permits adoption in an earlier period. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements and related disclosures.
In November 2015, the FASB issued Accounting Standards Update No. 2015-17 (“ASU 2015-17”), “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” which simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities to be classified as noncurrent on the balance sheet. ASU 2015-17 is effective for periods beginning on January 1, 2017 and may be applied prospectively or retrospectively. Early adoption is permitted. The Company retrospectively adopted this guidance effective January 3, 2016. The impact of adopting ASU 2015-17 resulted in a reclassification of our current deferred income tax asset to non-current deferred income tax asset in the amount of $1.2 million, in our previously presented consolidated balance sheet as of July 5, 2015.
In January 2016, the FASB issued Accounting Standards Update No. 2016-01 (“ASU 2016-01”), “Financial Instruments - Overall, Recognition and Measurement of Financial Assets and Financial Liabilities,” which amends various aspects of recognition, measurement, presentation and disclosure of financial instruments. This update will require prospective application at the beginning of the Company’s first quarter of fiscal year 2018. For certain provisions, early adoption is permitted. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements and related disclosures and the timing of adoption.

BLUE NILE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases (Topic 842),” which increases transparency and comparability among companies accounting for lease transactions. The most significant change of this update will require the recognition of lease assets and liabilities on the balance sheet for operating lease arrangements with lease terms greater than 12 months for lessees. This update will require a modified retrospective application which includes a number of optional practical expedients related to the identification and classification of leases commenced before the effective date. This update will become effective beginning the first quarter of the Company’s fiscal year 2019. Early adoption is permitted. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements and related disclosures and the timing of adoption.
In March 2016, the FASB issued Accounting Standards Update No. 2016-04, “Liabilities - Extinguishments of Liabilities (Subtopic 405-20), Recognition of Breakage for Certain Prepaid Stored-Value Products,” which narrows the scope exception for liabilities related to the sale of prepaid stored-value products to account for breakage on those liabilities consistent with the breakage guidance in Topic 606, “Revenue from Contracts with Customers.” This update will become effective beginning the first quarter of the Company’s fiscal year 2018, and shall be applied using either a modified retrospective transition method, or a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year in which the guidance is effective, or retrospectively. Early adoption is permitted. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements and related disclosures and the timing of adoption.
In March 2016, the FASB issued Accounting Standards Update No. 2016-09, “Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting,” which simplifies the accounting for share-based payment transactions, including income taxes, classification of awards as equity or liabilities and classification of cash flows. This update will become effective beginning the first quarter of the Company’s fiscal year 2017. Early adoption is permitted. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements and related disclosures and the timing of adoption.

Note 2.	Stock-based Compensation
As of July 3, 2016, the Company had four equity plans. Additional information regarding these plans is disclosed in the Annual Report.
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
There were no stock options granted during the year to date ended July 3, 2016.

BLUE NILE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of RSU activity for the year to date ended July 3, 2016 is as follows:

	RSUs (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance, January 4, 2016	301	$29.25
Granted	183	24.98
Special dividend adjustment	11	31.10
Vested	(72)	25.46
Canceled	(34)	26.78
Balance, July 3, 2016	389	$27.52	1.59	$10,781
Vested and expected to vest at July 3, 2016	331	$32.38	1.48	$9,164
The aggregate intrinsic value in the table above is before applicable income taxes and represent the amount recipients would have received if all RSUs had been released on the last business day of the period indicated, based on the closing stock price of the Company’s common stock on such date. The total intrinsic value of RSUs vested was approximately $2.0 million during the year to date ended July 3, 2016 and $1.3 million during the year to date ended July 5, 2015. During the year to date ended July 3, 2016 and July 5, 2015, the total fair value of RSUs vested was approximately $1.8 million and $1.2 million, respectively.
As of July 3, 2016, the Company had total unrecognized compensation costs related to unvested RSUs of $8.1 million, before income taxes. The Company expects to recognize this cost over a weighted average period of 2.9 years.

Note 3.	Inventories
Inventories are stated at cost and consist of the following (in thousands):

	July 3, 2016	January 3, 2016	July 5, 2015
Loose diamonds	$13,940	$12,420	$9,353
Fine jewelry and other	29,442	33,956	27,441
Total	$43,382	$46,376	$36,794

Note 4.	Net Income Per Share
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
The following tables set forth the computation of basic and diluted net income per share (in thousands, except per share data):

BLUE NILE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Quarter ended		Year to date ended
	July 3, 2016	July 5, 2015	July 3, 2016	July 5, 2015
Net income	$2,127	$2,331	$3,207	$3,518
Weighted average common shares outstanding	11,618	11,728	11,605	11,798
Basic net income per share	$0.18	$0.20	$0.28	$0.30
Dilutive effect of stock options and RSUs	32	33	66	51
Common stock and common stock equivalents	11,650	11,761	11,671	11,849
Diluted net income per share	$0.18	$0.20	$0.27	$0.30
For the quarter and year to date ended July 3, 2016, the Company excluded 865,614 and 861,775 stock option and award shares, respectively, from the computation of diluted net income per share due to their antidilutive effect. For the quarter and year to date ended July 5, 2015, the Company excluded 966,644 and 912,014 stock option and award shares, respectively, from the computation of diluted net income per share due to their antidilutive effect.

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
Management Overview
Blue Nile is a leading retailer of high-quality diamonds and fine jewelry. We offer our products for sale through the Blue Nile website in over 40 countries and territories throughout the world. Our long-term objective is to maximize our revenue, profitability and cash flow by offering exceptional value, quality, and service to our customers. Our business model leverages our ability to source the world’s largest supply of GIA certified diamonds for sale to our customers typically without purchasing inventory until a customer selects the product. This low inventory model, coupled with a lean and efficient operating framework enables us to operate at scale with a relatively small physical footprint and employee base. This lean expense structure avoids many of the costs that are typically incurred by traditional physical retail stores. As a result, we are able to realize lower gross profit margins while remaining profitable and providing value to our customers through lower retail prices.
The foundation of our strategic initiatives is to provide a compelling experience that illuminates the advantages of buying from us. The products we sell are typically high in value and involve significant research from the customers before they purchase. As such, it is important that the customers trust that the products they receive are fairly priced, of exceptional quality, and delivered on time. We are building higher levels of trust with our consumers by providing information, transparency, product selection and service via an exceptional user experience. We are continually enhancing this experience through features on our website, ongoing improvement of our customer service call center and in an offline extension of Blue Nile called Webrooms. We also invest in marketing to drive greater brand awareness.
Second Quarter of 2016 Summary of Results of Operations
We achieved net sales of $113.8 million for the second quarter of 2016, which was a slight increase from $113.7 million for the second quarter of 2015. U.S. engagement net sales decreased 4.4%, U.S. non-engagement net sales increased 5.9% and net sales of both engagement and non-engagement products in our international markets increased 6.4% from the second quarter of 2015. International net sales comprised 18.3% of our total net sales for the second quarter of 2016, as compared to 17.2% of our total net sales for the second quarter of 2015. Our gross profit increased $0.3 million in the second quarter of 2016, a 1.4% increase compared to the second quarter of 2015. Net income per diluted share was $0.18 in the second quarter of 2016, compared to $0.20 for the second quarter of 2015.

Results of Operations
Comparison of the Quarter Ended July 3, 2016 to the Quarter Ended July 5, 2015
The following table presents our operating results for the quarters ended July 3, 2016 and July 5, 2015, including a comparison of the financial results for these periods (dollars in thousands, except per share data):

	Quarter ended
	July 3, 2016	July 5, 2015	$ Change	% Change
Net sales	$113,771	$113,693	$78	0.1%
Cost of sales	91,373	91,604	(231)	(0.3)%
Gross profit	22,398	22,089	309	1.4%
Selling, general and administrative expenses	19,129	18,650	479	2.6%
Operating income	3,269	3,439	(170)	(4.9)%
Other income, net:
Interest income, net	16	28	(12)	(42.9)%
Other income, net	19	116	(97)	(83.6)%
Total other income, net	35	144	(109)	(75.7)%
Income before income taxes	3,304	3,583	(279)	(7.8)%
Income tax expense	1,177	1,252	(75)	(6.0)%
Net income	$2,127	$2,331	$(204)	(8.8)%
Basic net income per share	$0.18	$0.20	$(0.02)
Diluted net income per share	$0.18	$0.20	$(0.02)
Net Sales
Net sales slightly increased to $113.8 million for the second quarter of 2016 compared to $113.7 million the second quarter of 2015. The total net sales increase was due to an increase in orders, partially offset by a decrease in the average order value.
Net sales in the U.S. decreased 1.2% to $93.0 million for the second quarter of 2016, compared with $94.2 million in the same quarter last year. U.S. engagement net sales for the second quarter of 2016 decreased 4.4% to $62.6 million, compared to $65.5 million for the second quarter of 2015. The majority of the decrease in U.S. engagement net sales was due to a decrease in average order value. U.S. non-engagement net sales for the second quarter of 2016 increased 5.9% to $30.4 million, compared to $28.7 million for the second quarter of 2015 due to an increase in both orders and average order value.
International net sales increased 6.4% to $20.8 million in the second quarter of 2016 from $19.5 million in the second quarter of 2015. International net sales increased due to an increase in orders and the average order value. Growth was particularly strong in China and Europe despite the negative impact of foreign currency exchange rates. International net sales during the second quarter of 2016 continued to be negatively impacted by foreign currency exchange rates but to a lesser extent than prior quarters. Internally, we monitor our international sales performance on a non-GAAP basis which eliminates the positive or negative effects that result from translating currency from international sales into U.S. dollars (“constant exchange rate basis”). Changes in foreign exchange rates during the second quarter of 2016, compared to the rates in effect during the second quarter of 2015, had a negative impact of approximately 3.0% on international net sales. Excluding the impact of changes in foreign exchange rates, international net sales increased 9.4% for the second quarter of 2016 compared to the second quarter of 2015.
Gross Profit
Gross profit for the second quarter of 2016 increased 1.4% to $22.4 million from $22.1 million for the second quarter of 2015. The increase in gross profit resulted primarily from an increase in the gross margin rate. Gross margin rate was 19.7% for the second quarter of 2016 and 19.4% for the second quarter of 2015. The gross margin rate increased due to sales mix shift from our engagement category to our non-engagement category as well as continued weakness in sales of our higher price point engagement products. Our non-engagement products and lower price point products generally generate greater margins than our engagement and higher-price point products.

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
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 2.6% to $19.1 million in the second quarter of 2016 compared to $18.7 million in the second quarter of 2015. Administrative expenses, such as rent, depreciation, payment processing fees and legal fees, increased $0.7 million and compensation and benefits expense increased by $0.4 million to support our growth initiatives. In addition, we wrote-off $0.3 million of capitalized internally developed software costs. These increases were partially offset by a decrease of $0.7 million in marketing and advertising costs, a decrease of $0.2 million in stock compensation expense, and a decrease of $0.1 million in bad debt expense. Selling, general and administrative expenses as a percentage of sales increased to 16.8% in the second quarter of 2016 compared to 16.4% in the second quarter of 2015 as selling, general and administrative expenses accelerated faster than sales.
Operating Income
Operating income was $3.3 million for the second quarter of 2016 compared to $3.4 million for the second quarter of 2015. The decrease in operating income was primarily due to an increase in selling, general and administrative expenses partially offset by an increase in gross profit.
Income Taxes
Our effective tax rate increased to 35.6% for the second quarter of 2016 from 34.9% for the second quarter of 2015. The increase in the effective rate was primarily due to higher non-deductible executive compensation cost and higher China losses as a percentage of pre-tax income, offset by state deferred tax assets recorded for the first time in 2016.

Comparison of the Year to Date Ended July 3, 2016 to the Year to Date Ended July 5, 2015
The following table presents our operating results for the years to date ended July 3, 2016 and July 5, 2015, including a comparison of the financial results for these periods (dollars in thousands, except per share data):

	Year to date ended
	July 3, 2016	July 5, 2015	$ Change	% Change
Net sales	$216,827	$220,140	$(3,313)	(1.5)%
Cost of sales	174,203	178,078	(3,875)	(2.2)%
Gross profit	42,624	42,062	562	1.3%
Selling, general and administrative expenses	38,107	36,713	1,394	3.8%
Operating income	4,517	5,349	(832)	(15.6)%
Other income, net:
Interest income, net	25	64	(39)	(60.9)%
Other income, net	481	33	448	n/m
Total other income, net	506	97	409	421.6%
Income before income taxes	5,023	5,446	(423)	(7.8)%
Income tax expense	1,816	1,928	(112)	(5.8)%
Net income	$3,207	$3,518	$(311)	(8.8)%
Basic net income per share	$0.28	$0.30	$(0.02)
Diluted net income per share	$0.27	$0.30	$(0.03)
Net Sales
Net sales decreased by 1.5% during the year to date ended July 3, 2016 as compared to the year to date ended July 5, 2015. The total net sales decrease was due to a decrease in both orders and average order value.
Net sales in the U.S. decreased 2.4% to $176.7 million during the year to date ended July 3, 2016, compared with $181.1 million during the year to date ended July 5, 2015. U.S. engagement net sales for the year to date ended July 3, 2016 decreased 5.6% to $119.4 million, compared to $126.5 million for the year to date ended July 5, 2015. The decrease in U.S. engagement net sales was due to a decrease in both orders and the average order value. U.S. non-engagement net sales for the year to date ended July 3, 2016 increased 5.0% to $57.3 million, compared to $54.6 million for the year to date ended July 5, 2015 due to an increase in average order value, partially offset by a decrease in orders.
International net sales increased 2.7% to $40.1 million during the year to date ended July 3, 2016 from $39.0 million in the year to date ended July 5, 2015. International net sales increased due to an increase in both orders and average order value. Growth was particularly strong in China and Europe despite the negative impact of foreign currency exchange rates. International net sales for the year to date ended July 3, 2016, continued to be negatively impacted by foreign currency exchange rates. Internally, we monitor our international sales performance on a non-GAAP basis which eliminates the positive or negative effects that result from translating currency from international sales into U.S. dollars (“constant exchange rate basis”). Changes in foreign exchange rates during the year to date ended July 3, 2016, compared to the rates in effect during the year to date ended July 5, 2015, had a negative impact of approximately 4.0% on international net sales. Excluding the impact of changes in foreign exchange rates, international net sales increased 6.7% for the year to date ended July 3, 2016 compared to the year to date ended July 5, 2015.
Gross Profit
Gross profit for the year to date ended July 3, 2016 increased 1.3% to $42.6 million from $42.1 million for the year to date ended July 5, 2015. The increase in gross profit resulted primarily from an increase in the gross margin rate. Gross margin rate was 19.7% for the year to date ended July 3, 2016 and 19.1% for the year to date ended July 5, 2015. The gross margin rate increased due to a sales mix shift from our engagement category to our non-engagement category and a decrease in sales in our higher price point engagement products. Our non-engagement products and lower price point products generally generate greater margins than our engagement and higher-price point products.

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
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 3.8% to $38.1 million in the year to date ended July 3, 2016 compared to $36.7 million in the year to date ended July 5, 2015. Administrative expenses, such as rent, depreciation and legal, increased $1.5 million and compensation and benefits expense increased by $0.9 million to support our growth initiatives. In addition, we wrote-off $0.3 million of capitalized internally developed software costs. These increases were partially offset by a decrease of $1.1 million in marketing and advertising costs, and a decrease of $0.2 million in bad debt expense. Selling, general and administrative expenses as a percentage of sales increased to 17.6% in the year to date ended July 3, 2016 compared to 16.7% in the year to date ended July 5, 2015 as selling, general and administrative expenses increased while sales decreased.
Operating Income
Operating income was $4.5 million for the year to date ended July 3, 2016 compared to $5.3 million for the year to date ended July 5, 2015. The decrease in operating income was primarily due to an increase in selling, general and administrative expenses partially offset by an increase in gross profit.
Income Taxes
Our effective tax rate increased to 36.2% for the year to date ended July 3, 2016 from 35.4% for the year to date ended July 5, 2015. The increase in the effective rate was primarily due to higher non-deductible executive compensation cost and higher China losses as a percentage of pre-tax income, offset by state deferred tax assets recorded for the first time in 2016.
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
As of July 3, 2016, we had a working capital of $0.6 million, including cash and cash equivalents of $36.6 million and inventory of $43.4 million, offset by accounts payable of $76.7 million. Current levels of cash and cash equivalents reflect the payment of our special cash dividend on March 7, 2016 and the repurchase of shares of our common stock in the year to date ended July 3, 2016.
Net cash of $38.4 million was used in operating activities for the year to date ended July 3, 2016, compared to net cash used in operating activities of $39.7 million for the year to date ended July 5, 2015. The decrease in cash used in operating activities was primarily due to changes in working capital accounts related to timing and extent of paydown of payables, cash receipts as well as sales and purchases of inventory.
Net cash of $2.6 million and $1.2 million were used in investing activities for the year to date periods ended July 3, 2016 and July 5, 2015, respectively. In both years, cash used in investing activities was primarily the result of purchases of property and equipment which includes capitalized costs to develop our website and internal-use software to support our operations, as well as a result of launching more Webrooms and our move to a new facility in China. Our capital needs are generally relatively low and include, without limitation, investments in technology and website enhancements, capital improvements to our leased warehouse and office facilities and furniture and equipment.
Net cash used in financing activities for the year to date ended July 3, 2016 was $8.9 million, primarily related to the payment of our special cash dividend of $8.1 million, taxes paid for net share settlement of equity awards, and share repurchases, discussed below. Net cash used in financing activities for the year to date ended July 5, 2015 was $10.6 million, primarily related to the repurchase of common stock and taxes paid for net share settlement of equity awards.

On November 2, 2015, our board of directors authorized the renewal of our share repurchase program. Under this renewed program, we are authorized to repurchase up to $100.0 million of our common stock over the next 27 months, subject to limitations under Delaware law and the market conditions described below.
For the fiscal year to date through August 8, 2016, we have repurchased a total of 12,765 shares of our common stock for $0.3 million.
From the inception of the buyback program in the first quarter of 2005 through July 3, 2016, we have repurchased an aggregate of approximately 9.4 million shares for a total of $327.2 million. Our shares may be repurchased from time to time in open market transactions or in negotiated transactions off the market. The timing and amount of any shares repurchased is determined by our management based on their evaluation of market conditions and other factors, including our cash needs. Repurchases may also be made under a Rule 10b5-1 plan. We continually assess market conditions, our cash position, operating results, current forecasts and other factors when making decisions about stock repurchases.
Contractual Obligations
There have been no material changes to our contractual obligations during the period covered by this report from those disclosed in our Annual Report.
Off-Balance Sheet Arrangements
As of July 3, 2016, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
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
The following table reconciles year-over-year international net sales percentage increases (decreases) from the GAAP sales measures to the non-GAAP constant exchange rate basis:

Quarter ended July 3, 2016	Year over year growth	Effect of foreign exchange movements	Year over year growth on constant exchange rate basis
International net sales	6.4%	(3.0)%	9.4%
Quarter ended July 5, 2015	Year over year growth	Effect of foreign exchange movements	Year over year growth on constant exchange rate basis
International net sales	8.9%	(6.4)%	15.3%

Year to date ended July 3, 2016	Year over year growth	Effect of foreign exchange movements	Year over year growth on constant exchange rate basis
International net sales	2.7%	(4.0)%	6.7%
Year to date ended July 5, 2015	Year over year growth	Effect of foreign exchange movements	Year over year growth on constant exchange rate basis
International net sales	8.6%	(7.1)%	15.7%

Item 3.Quantitative and Qualitative Disclosures About Market Risk
Our exposure to financial market risk results primarily from fluctuations in interest rates and foreign currency exchange rates. There have been no material changes to our market risks as disclosed in our Annual Report.
Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
During the quarter ended July 3, 2016, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed by us in our periodic reports filed or submitted under the Exchange Act with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our certifying officers concluded that as of the end of the period covered by this report these disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended July 3, 2016, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
General economic factors may adversely affect our financial performance and results of operations.*
Our financial performance and results of operations depend significantly on worldwide economic conditions and their impact on consumer spending. Luxury products, such as diamonds and fine jewelry, are discretionary purchases for consumers. Recessionary economic cycles, higher interest rates, volatile fuel and energy costs, inflation, levels of unemployment, conditions in the residential real estate and mortgage markets, access to credit, consumer debt levels, unsettled financial markets and other economic factors that may affect consumer spending or buying habits could materially and adversely affect demand for our products. In addition, volatility in the financial markets has had and may continue to have a negative impact on consumer spending patterns. A reduction in consumer spending or disposable income may affect us more significantly than companies in other industries and companies with a more diversified product offering. In addition, negative national or global economic conditions may materially and adversely affect our suppliers’ financial performance, liquidity and access to capital. This may affect their ability to maintain their inventories, production levels and/or product quality, and could cause them to raise prices, lower production levels or cease their operations. We are exposed to the impact of any global or domestic economic disruption, including any potential impact of the recent vote by the United Kingdom to exit the European Union, or as commonly referred to as “Brexit.”
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
Further, any reduction in our sales will affect our liquidity. As discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources” in Part I, Item 2 of this Quarterly Report on Form 10-Q, our liquidity is primarily dependent upon our net cash from operating activities. Our net cash from operating activities is sensitive to many factors, including changes in working capital. Working capital at any specific point in time is dependent upon many variables, including our operating results, seasonality, inventory management and level of product assortment expansion, the timing of cash receipts and payments, and vendor payment terms.

In order to increase net sales and to sustain or increase profitability, we must attract customers in a cost-effective manner.*
Our success depends on our ability to attract customers in a cost-effective manner. Our investments in marketing may not effectively reach potential consumers or those consumers may not decide to buy from us or the volume of consumers that purchase from us may not yield the intended return on investment. With respect to our marketing channels, we rely on relationships with providers of online services, search engines, directories and other websites and e-commerce businesses to provide content, advertising banners and other links that direct customers to our websites. We rely on these relationships as significant sources of traffic to our website. In particular, we rely on Google as an important marketing channel, if Google changes its algorithms or if competition increases for advertisements on Google, we may be unable to cost-effectively drive qualified consumers to our website.
Our agreements with our marketing providers generally have terms of one year or less. If we are unable to develop or maintain these relationships on acceptable terms, our ability to attract new customers would be harmed. In addition, many of the parties with whom we have online-advertising arrangements could provide advertising services to other companies, including retailers with whom we compete. As competition for online advertising has increased, the cost for these services has also increased. A significant increase in the cost of the marketing vehicles upon which we rely could adversely impact our ability to attract customers in a cost-effective manner and harm our business and results of operations. Further, we use promotions as a way to drive sales and acquire customers who may return to make subsequent purchases. These promotional activities may not drive sales and may adversely affect our gross margins.
Our supplier relationships are a key component of our business.*
A majority of the world’s supply of rough diamonds is controlled by a small number of diamond mining firms. As a result, any decisions made to restrict the supply of rough diamonds by these firms to our suppliers could substantially impair our ability to acquire diamonds at commercially reasonable prices, if at all. We do not currently have any direct supply relationships with these firms. Our ability to acquire diamonds and fine jewelry is also substantially dependent on our relationships with various suppliers. Approximately 19%, 18% and 20% of our payments to our diamond and fine jewelry suppliers for each of the years ended January 3, 2016, January 4, 2015, and December 29, 2013, respectively, were made to our top three suppliers for that year. The top three suppliers may change from year to year. Our inability to maintain and expand these and other future diamond and fine jewelry supply relationships on commercially reasonable terms or the inability of our current and future suppliers to maintain arrangements for the supply of products sold to us on commercially reasonable terms would substantially harm our business and results of operations. The financial performance and viability of our suppliers are also significantly dependent upon worldwide economic conditions and consumer demand for diamonds and fine jewelry. The failure of any of our principal suppliers to remain financially viable could adversely impact our supply of diamonds and fine jewelry for sale to our customers. Further, we typically have exclusive online supply relationships with our diamond suppliers. If we were no longer able to maintain these exclusive relationships with key suppliers, this may adversely impact our diamond supply and may enable competitors to harm our business and results of operations.
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

A critical component of our brand promotion strategy is establishing a relationship of trust with our customers, which we believe can be achieved by providing a high-quality customer experience. In order to provide a high-quality customer experience, we have invested and will continue to invest substantial amounts of resources in the development and functionality of our website, technology infrastructure, fulfillment operations, customer service operations and webrooms in selected cities. Our ability to provide a high-quality customer experience is also dependent, in large part, on external factors over which we may have little or no control, including, without limitation, the reliability and performance of our suppliers, third-party jewelry assemblers, third-party carriers, third party diamond grading laboratories and networking vendors. During our peak seasons, we rely on temporary employees to supplement our full-time customer service and fulfillment employees. Temporary employees may not have the same level of commitment to our customers as our full-time employees. If our customers are dissatisfied with the quality of the products or the customer service they receive, or if we are unable to deliver products to our customers in a timely manner or at all, our customers may stop purchasing products from us. We also rely on third parties for information, including product characteristics and availability that we present to consumers on our website, which may, on occasion, be inaccurate. Likewise, we have implemented, and we require our suppliers to implement, rigorous quality assurance measures to ensure that all diamonds we sell are 100% natural. Despite these efforts and assurances from our suppliers to provide us only 100% natural diamonds, it is possible that man-made or enhanced diamonds could be mixed in with natural diamonds and passed to us without our detection. We have made commitments to our customers to sell 100% natural diamonds and any inclusion of man-made or enhanced diamonds could cause significant damage to our reputation and brand. Our failure to provide our customers with high-quality products and high-quality customer experiences for any reason could substantially harm our reputation and adversely impact our efforts to develop Blue Nile as a trusted brand. The failure of our brand promotion activities could adversely affect our ability to attract new customers and maintain customer relationships, and, as a result, substantially harm our business and results of operations.
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

•
for consumers visiting our website only, concerns about buying luxury products such as diamonds and fine jewelry online without a physical storefront, face-to-face interaction with sales personnel and the ability to physically handle and examine products;

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

We developed a strategy for our consumers to connect to our products via the webrooms. If we are unable to connect with our consumers via this strategy, our business may be negatively impacted.*
Our ability to open new webrooms in a timely manner and operate them profitably depends on a number of factors, many of which are beyond our control, including:

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
We currently lease the space for our webrooms under varied terms and conditions specific to the lease. Although we have the right to terminate our leases if performance fails to achieve minimum levels, we may incur significant financial loss prior to termination, or may decide to continue operating in a location where performance lags expectation. In addition, when leases for our webrooms expire, we may be unable to negotiate renewals, either on commercially acceptable terms, or at all, which could cause us to close webrooms in locations that may be desirable. We may be unable to relocate these webrooms cost-effectively or at all and there can be no assurance that any relocated webrooms will be successful.
Our webrooms are currently located in leading malls; if traffic in those malls decline, it may negatively impact our ability to maintain or increase our sales in existing webrooms, as well as our ability to open new webrooms.
Our financial results may be negatively affected if we are required to collect additional taxes on sales or disclose our customers’ private information to tax authorities.*
The application of indirect taxes (such as sales and use tax, value-added tax (“VAT”), goods and services tax, and similar taxes) to ecommerce businesses such as Blue Nile, and to our customers, is a complex and evolving issue. Currently, we collect indirect taxes related to purchases by customers shipping to the States of New York, Washington, and Virginia, and certain indirect taxes required to be collected on sales to customers outside of the United States. One or more states or foreign countries have sought and others may seek to impose additional indirect tax collection obligations on us in the future and/or require us to disclose to tax authorities our customers’ private information, including but not limited to names, addresses, purchase amounts, and purchase dates. These entities may claim or exercise authority that conflicts with established laws which may lead to requirements that are unclear to us.

Given that we sell high value items and as we add more physical locations related to our webrooms, indirect tax is a significant consideration, and thus additional obligations to collect indirect taxes from customers may adversely impact our future sales. Changes to laws, changes to interpretations of existing laws, or changes to administrative practices by U.S. federal, U.S. state, or foreign governments to require the collection of indirect taxes on the sale of our products and/or to require us to disclose our customers’ private information to tax authorities could result in substantial tax, penalty and interest liabilities for past sales; discourage customers from purchasing products from us; decrease our competitive advantage; cause us to spend additional money, time and other resources to understand and comply with multi-jurisdictional tax structures; cause us to discontinue certain successful sales and marketing initiatives; and otherwise substantially harm our business and results of operations.
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
We face significant competition and may be unsuccessful in competing against current and future competitors.*
The retail jewelry industry is intensely competitive for which there is limited demand for products. Omnichannel retail, online websites on PCs, mobile devices and tablets, and integrated physical storefronts, is rapidly evolving and subject to changing technology, shifting consumer preferences and tastes, and frequent introductions of new products and services. We expect the competition in the sale of diamonds and fine jewelry to increase and intensify in the future. Our current and potential competitors range from large and established companies to emerging start-ups. Larger more established companies have longer operating histories, greater brand recognition, existing customer and supplier relationships, and significantly greater financial, marketing and other resources. Additionally, larger competitors seeking to establish an online presence may be able to devote substantially more resources to website systems development and exert more leverage over the supply chain for diamonds and fine jewelry than we can. Larger competitors may also be better capitalized to opportunistically acquire, invest or partner with other domestic and international businesses.
Emerging start-ups may be able to innovate and provide products and services faster than we can, and they may be willing to price their products more aggressively in order to gain market share. In addition, traditional store-based retailers offer consumers the ability to physically handle and examine products in a manner that is not possible over the Internet, as well as a more convenient means of returning and exchanging purchased products integrated with their online shopping experience. If our competitors are more successful than us in offering compelling products or in attracting and retaining consumers, our revenues and growth rates could decline. Such reductions and/or inventory liquidations can have a short-term adverse effect on our sales. Current and potential competitors include:

•	independent jewelry stores;

•	retail jewelry store chains, such as Tiffany & Co., Jared, Kay and Helzberg;

•	online retailers that sell jewelry and online jewelry retailers, such as Amazon.com, James Allen, Brilliant Earth and Helzberg;

•	department stores, chain stores and mass retailers, such as Nordstrom and Neiman Marcus;

•	online auction sites, such as eBay;

•	catalog and television shopping retailers, such as HSN and QVC;

•	discount superstores and wholesale clubs, such as Wal-Mart and Costco Wholesale; and

•	Internet shopping clubs, such as Gilt Groupe and Rue La La.
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
For the year to date ended July 3, 2016, international net sales represented 18.5% of our total net sales. We continue to increase marketing and sales efforts and anticipate continuing to expand our international sales and operations in the future either by expanding local versions of our website for foreign markets, through acquisitions, investments or alliances with third parties, or through other means. Investments in foreign entities may be impaired and lose value, and this risk of loss is heightened by potential changes in the legal and regulatory environment in the international markets where these acquired businesses or joint ventures operate.
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
We face the risk of theft of our products from inventory or during shipment.*
We have experienced and may continue to experience theft of our products while they are being held in our fulfillment centers, or during the course of shipment to our customers by third-party shipping carriers. Additionally, we currently have three webrooms as part of our Webroom Concept. While our webrooms differ from traditional retailers in that they do not carry inventory to sell to consumers, they have some products on display, and we allow customers to pick-up and return products purchased online to the webrooms. The opening of new webrooms may increase our risk of theft. We have taken steps to prevent theft of our products. However, if security measures fail, losses exceed our insurance coverage or we are not able to maintain insurance at a reasonable cost, we could incur significant losses from theft, which would substantially harm our business and results of operations.
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

Our failure or the failure of our third party service providers and suppliers to comply with applicable regulations could substantially harm our business and results of operations.*
We are subject to general business regulations and laws as well as regulations and laws specifically governing the Internet and e-commerce. It is possible that laws and regulations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. These regulations and laws may involve taxation, advertising, intellectual property rights, freedom of expression, labor, pricing, restrictions on imports and exports, customs, tariffs, information security, privacy, data protection, content, distribution, electronic contracts and other communications, the provision of online payment services, broadband residential Internet access, bribery, money laundering, product sourcing, and the characteristics and quality of products and services. Further, as our products are exported and imported across national borders, the international movement of these products is subject to a myriad of rules, regulations, and governmental authorities. We cannot be sure that our practices have complied, comply or will comply fully with all such laws and regulations. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation, a loss in business and proceedings or actions against us by governmental entities or others. Any such proceeding or action could hurt our reputation, force us to spend significant amounts in defense of these proceedings, distract our management, increase our costs of doing business, decrease the use of our sites by consumers and suppliers and may result in the imposition of monetary liability. We may also be contractually liable to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any such laws or regulations. Furthermore, failure of our vendors to comply with applicable laws, regulations and contractual requirements could cause harm to our reputation with consumers and increased legal expenses and costs. In addition, it is possible that governments of one or more countries may seek to censor content available on our sites or may even attempt to completely block access to our sites. Adverse legal or regulatory developments could substantially harm our business. In particular, in the event that we are restricted, in whole or in part, from operating in one or more countries, our ability to retain or increase our customer base may be adversely affected, and we may not be able to maintain or grow our net revenue and expand our business as anticipated.
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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
(c) Below is a summary of stock repurchases during the quarter ended July 3, 2016.
Issuer Purchases of Equity Securities
(Dollars in thousands except per share amounts)

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs *

April 4, 2016 through May 1, 2016	—	$—	—	$100,000
May 2, 2016 through May 29, 2016	—	$—	—	$100,000
May 30, 2016 through July 3, 2016	12,765	$24.89	12,765	$99,682

Total shares purchased	12,765		12,765

* On November 2, 2015, our board of directors authorized the renewal of our stock repurchase program. Under this renewed program, we are authorized to repurchase up to $100.0 million of our common stock over the 27 months following the approval date. As of July 3, 2016, approximately $99.7 million remained under the repurchase authorization. The shares may be repurchased from time to time in open market transactions or in negotiated transactions off the market. Our management determines the timing and amount of any shares repurchased based on their evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws.

Item 6.Exhibits
See exhibits listed under the Exhibit Index on page 39.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUE NILE, INC.
Registrant

Dated: August 9, 2016	/s/ David Binder
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