Form 10-Q
period 2016-10-02
BLUE NILE INC
filed 2016-11-09
CIK 1091171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________________________________
FORM 10-Q
 __________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2016
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of November 4, 2016, the registrant had 11,697,428 shares of common stock outstanding.

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

BLUE NILE, INC.

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements
BLUE NILE, INC.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except par value)

	October 2, 2016	January 3, 2016	October 4, 2015

ASSETS
Current assets:
Cash and cash equivalents	$40,558	$86,542	$33,609
Trade accounts receivable	2,094	3,339	4,006
Other accounts receivable, net	1,577	706	930
Note receivable	300	600	600
Inventories	44,126	46,376	41,946
Prepaids and other current assets	2,497	1,585	2,317
Total current assets	91,152	139,148	83,408
Property and equipment, net	11,669	10,530	10,795
Deferred income taxes	4,259	5,089	4,844
Other investments	2,280	2,280	2,280
Other assets, net	268	367	305
Total assets	$109,628	$157,414	$101,632
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$77,882	$121,917	$76,328
Accrued liabilities	8,750	12,336	8,816
Current portion of long-term financing obligation	34	33	33
Current portion of deferred rent	352	290	291
Total current liabilities	87,018	134,576	85,468
Long-term financing obligation, less current portion	430	455	464
Deferred rent, less current portion	1,702	1,697	1,771
Unearned income	1,530	1,988	2,141
Other long-term liabilities	318	242	201
Commitments and contingencies
Stockholders’ equity:

Preferred stock, $0.001 par value; 5,000 shares authorized, none issued and outstanding	—	—	—
Common stock, $0.001 par value; 300,000 shares authorized; 21,849, 21,714 and 21,672 shares issued, respectively, 11,697, 11,575 and 11,533 shares outstanding, respectively	22	22	22
Additional paid-in capital	236,285	232,148	230,290
Accumulated other comprehensive loss	(227)	(239)	(211)
Retained earnings	110,366	114,023	108,984
Treasury stock, at cost; 10,152, 10,139 and 10,139 shares outstanding, respectively	(327,816)	(327,498)	(327,498)
Total stockholders’ equity	18,630	18,456	11,587
Total liabilities and stockholders’ equity	$109,628	$157,414	$101,632
The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE NILE, INC.
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Quarter ended		Year to date ended
	October 2, 2016	October 4, 2015	October 2, 2016	October 4, 2015
Net sales	$105,110	$109,943	$321,937	$330,083
Cost of sales	84,470	88,712	258,673	266,790
Gross profit	20,640	21,231	63,264	63,293
Selling, general and administrative expenses	18,843	18,192	56,950	54,905
Operating income	1,797	3,039	6,314	8,388
Other income (loss), net:
Interest income, net	10	12	35	76
Other income (loss), net	90	(33)	571	—
Total other income (loss), net	100	(21)	606	76
Income before income taxes	1,897	3,018	6,920	8,464
Income tax expense	604	1,041	2,420	2,969
Net income	$1,293	$1,977	$4,500	$5,495
Basic net income per share	$0.11	$0.17	$0.39	$0.47
Diluted net income per share	$0.11	$0.17	$0.38	$0.47
The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE NILE, INC.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	Quarter ended		Year to date ended
	October 2, 2016	October 4, 2015	October 2, 2016	October 4, 2015
Net income	$1,293	$1,977	$4,500	$5,495
Other comprehensive income (loss):
Foreign currency translation adjustments	5	(14)	12	25
Total comprehensive income	$1,298	$1,963	$4,512	$5,520
The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE NILE, INC.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount		Retained Earnings		Shares	Amount	Total Stockholders’ Equity
Balance, January 4, 2016	21,714	$22	$232,148	$114,023	$(239)	(10,139)	$(327,498)	$18,456
Net income				4,500				4,500
Other comprehensive income					12			12
Dividends ($0.70 per share)	—		—	(8,123)				(8,123)
Tax deficiency from share-based awards			(437)					(437)
Exercise of common stock options	60	—	1,738					1,738
Issuance of common stock to directors	1	—	30					30
Vesting of restricted stock units and dividend equivalents	97	—	34	(34)				—
Shares withheld related to net share settlement of share-based awards	(23)	—	(630)					(630)
Stock-based compensation			3,402					3,402
Repurchase of common stock						(13)	(318)	(318)
Balance, October 2, 2016	21,849	$22	$236,285	$110,366	$(227)	(10,152)	$(327,816)	$18,630
The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE NILE, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Year to date ended
	October 2, 2016	October 4, 2015
Operating activities:
Net income	$4,500	$5,495
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,732	2,771
Stock-based compensation	3,359	3,831
Deferred income taxes	830	(657)
Tax deficiency from share-based awards	(437)	(597)
Excess tax benefit from share-based awards	(25)	(29)
Changes in assets and liabilities:
Receivables	374	(1,228)
Inventories	2,250	(278)
Prepaid expenses and other assets	(834)	(755)
Accounts payable	(44,336)	(52,344)
Accrued liabilities	(3,586)	(3,176)
Unearned income	(458)	2,141
Deferred rent and other	143	(180)
Net cash used in operating activities	(34,488)	(45,006)
Investing activities:
Purchases of property and equipment	(4,476)	(2,940)
Payments received on note receivable	300	1,400
Net cash used in investing activities	(4,176)	(1,540)
Financing activities:
Repurchase of common stock	(318)	(10,780)
Proceeds from stock option exercises	1,738	241
Taxes paid for net share settlement of share-based awards	(630)	(424)
Excess tax benefit from share-based awards	25	29
Cash dividends paid	(8,123)	—
Principal payments under long-term financing obligation	(24)	(24)
Net cash used in financing activities	(7,332)	(10,958)
Effect of exchange rate changes on cash and cash equivalents	12	(73)
Net decrease in cash and cash equivalents	(45,984)	(57,577)
Cash and cash equivalents, beginning of period	86,542	91,186
Cash and cash equivalents, end of period	$40,558	$33,609

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$4,033	$4,825
The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE NILE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.	Description of Our Business and Summary of Significant Accounting Policies
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

BLUE NILE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company holds a $2.0 million note receivable (the “Note”) from the same privately-held company. As of October 2, 2016, the remaining balance of the Note was $0.3 million, due within the next year. The interest rate changes over the term of the Note to LIBOR plus a predetermined rate per annum. The Note is recorded at its face amount on the Company’s condensed consolidated balance sheet.
The Company holds a minority ownership in another privately-held company in the form of common stock and warrants, purchased for $280,000, which we account for under the cost method of accounting.
The Company reviews its investments for impairment when events and circumstances indicate that the decline in fair value of the assets below the carrying value is other-than-temporary. No other-than-temporary impairment charges were recorded for the year to date ended October 2, 2016.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers (Topic 606),” which will amend the existing revenue recognition guidance. The core principle of this guidance is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This new guidance is effective for the Company beginning the first quarter of 2018, and may be applied on a retrospective basis or by the cumulative effect transition method. To improve and clarify the guidance set forth in ASU 2014-09, the FASB issued the following supplemental guidance relevant to the Company which have the same effective date as that of ASU 2014-09:

•	in March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”;

•	in April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”;

•	in May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients.”
The Company is currently evaluating the impact of ASU 2014-09 and the related supplemental guidance noted above will have on its consolidated financial statements and related disclosures.
In August 2014, the FASB issued Accounting Standards Update No. 2014-15 (“ASU 2014-15”), “Presentation of Financial Statements - Going Concern.” The standard provides guidance around management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for periods beginning on January 1, 2017. The adoption of this standard is not expected to have a material impact on our financial statements and related disclosures.
In July 2015, the FASB issued Accounting Standards Update No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory,” which changes the subsequent measurement of inventory from lower of cost or market to lower of cost and net realizable value. The guidance will require prospective application at the beginning of the Company’s first quarter of fiscal year 2017, but permits adoption in an earlier period. The Company is currently evaluating the impact of this guidance; however, the Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements and related disclosures.
In November 2015, the FASB issued Accounting Standards Update No. 2015-17 (“ASU 2015-17”), “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” which simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities to be classified as noncurrent on the balance sheet. ASU 2015-17 is effective for periods beginning on January 1, 2017 and may be applied prospectively or retrospectively. Early adoption is permitted. The Company retrospectively adopted this guidance effective January 3, 2016. The impact of adopting ASU 2015-17 resulted in a reclassification of our current deferred income tax asset to non-current deferred income tax asset in the amount of $1.0 million, in our previously presented consolidated balance sheet as of October 4, 2015.

BLUE NILE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
In March 2016, the FASB issued Accounting Standards Update No. 2016-09, “Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting,” which simplifies the accounting for share-based payment transactions, including income taxes, classification of awards as equity or liabilities and classification of cash flows. This update will become effective beginning the first quarter of the Company’s fiscal year 2017. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements and related disclosures. The Company expects the adoption of this standard will result in more volatility in the Company’s income tax expense and effective tax rate.

Note 2.	Stock-based Compensation
As of October 2, 2016, the Company has four equity plans. Additional information regarding these plans is disclosed in the Annual Report.
Stock-based compensation expense, net of estimated forfeitures, is recognized on a straight-line basis over the vesting period for each stock option or restricted stock unit (“RSU”) grant that is expected to vest at some point in the future. Forfeitures are estimated at the date of grant based on the Company’s historical experience and future expectations.
The fair value of each stock option on the date of grant is estimated using the Black-Scholes-Merton option valuation model. The assumptions used to calculate the fair value of stock options granted are evaluated and revised, if necessary, to reflect market conditions and the Company’s experience. The fair value of each RSU is based on the Fair Market Value (as defined in the Company’s equity incentive plans) of the Company’s common stock on the date of the grant.
There were no stock options granted during the year to date ended October 2, 2016. As of October 2, 2016, the Company had 821,199 stock options outstanding.
The assumptions used to calculate the fair value of stock options granted are evaluated and revised, if necessary, to reflect market conditions and the Company's experience.

BLUE NILE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of RSU activity for the year to date ended October 2, 2016 is as follows:

	RSUs (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance, January 4, 2016	301	$29.25
Granted	188	25.11
Special dividend adjustment	11	31.10
Vested	(97)	27.07
Canceled	(41)	26.70
Balance, October 2, 2016	362	$27.50	1.46	$12,455
Vested and expected to vest at October 2, 2016	312	$31.89	1.36	$10,739
The aggregate intrinsic value in the table above is before applicable income taxes and represent the amount recipients would have received if all RSUs had been released on the last business day of the period indicated, based on the closing stock price of the Company’s common stock on such date. The total intrinsic value of RSUs vested was approximately $3.3 million during the year to date ended October 2, 2016 and $1.9 million during the year to date ended October 4, 2015. During the year to date ended October 2, 2016 and October 4, 2015, the total fair value of RSUs vested was approximately $2.6 million and $1.9 million, respectively.
As of October 2, 2016, the Company had total unrecognized compensation costs related to unvested RSUs of $7.4 million, before income taxes. The Company expects to recognize this cost over a weighted average period of 2.7 years.

Note 3.	Inventories
Inventories are stated at cost and consist of the following (in thousands):

	October 2, 2016	January 3, 2016	October 4, 2015
Loose diamonds	$13,544	$12,420	$12,516
Fine jewelry and other	30,582	33,956	29,430
Total	$44,126	$46,376	$41,946

Note 4.	Net Income Per Share
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
The following tables set forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Quarter ended		Year to date ended
	October 2, 2016	October 4, 2015	October 2, 2016	October 4, 2015
Net income	$1,293	$1,977	$4,500	$5,495
Weighted average common shares outstanding	11,654	11,523	11,622	11,706
Basic net income per share	$0.11	$0.17	$0.39	$0.47
Dilutive effect of stock options and RSUs	106	89	89	73
Common stock and common stock equivalents	11,760	11,612	11,711	11,779
Diluted net income per share	$0.11	$0.17	$0.38	$0.47
For the quarter and year to date ended October 2, 2016, the Company excluded 643,798 and 800,533 stock option and award shares, respectively, from the computation of diluted net income per share due to their antidilutive effect. For the quarter and year to date ended October 4, 2015, the Company excluded 744,920 and 859,546 option and award shares, respectively, from the computation of diluted net income per share due to their antidilutive effect.

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

Note 6.	Subsequent Event

On November 6, 2016, the Company entered into a definitive agreement (the “Merger Agreement”) to be acquired by BC Cyan Parent Inc., a Delaware corporation (“Parent”) and BC Cyan Acquisition Inc., a Delaware corporation and wholly-owned subsidiary of Parent (“Merger Sub”), providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Parent. Parent and Merger Sub were formed by affiliates of Bain Capital Fund XI, a Delaware limited partnership (“Bain Fund XI”) and Bow Street LLC (“Bow Street”). The Parent will acquire 100 percent of the Company's common stock for $40.75 per share (the “Per Share Price”) in cash, for a total value of approximately $500 million. Capitalized terms used within this Form 10-Q related to the Merger but not otherwise defined have the meaning set forth in the Merger Agreement which was filed as Exhibit 2.1 to the Company's Current Report on Form 8-K as filed with the SEC on November 7, 2016 and as incorporated by reference within this document.
At the Effective Time, each:

(i)
share of common stock, par value $0.001 per share, of the Company (“Company Common Stock”) outstanding as of immediately prior to the Effective Time (other than Owned Company Shares or Dissenting Company Shares) will be cancelled and extinguished and automatically converted into the right to receive cash in an amount equal to the Per Share Price, without interest thereon;

(ii)
Company Restricted Stock Unit outstanding as of immediately prior to the Effective Time, whether vested or unvested, will, unless otherwise agreed to in writing by the Parent and the Company, be cancelled and converted into the right to receive an amount in cash equal to (a) the amount of the Per Share Price, multiplied by, (b) (i) in the case of Company Restricted Stock Units that are only subject to time-vesting requirements, the total number of shares of Company Common Stock that are subject to such Company Restricted Stock Unit and, (ii) in the case of a Company Restricted Stock Units that are subject to time- and performance-vesting requirements, the total number of shares of Company Common Stock determined to be performance vested with the performance goals deemed achieved at maximum levels, and with the remaining time-vesting requirements deemed satisfied; and

(iii)
Company Option that is an In-the-Money Company Option outstanding as of immediately prior to the Effective Time, whether vested or unvested, will, unless otherwise agreed to in writing by the Parent and the Company, be cancelled and converted into the right to receive an amount in cash equal to (a) the amount of the Per Share Price (less the exercise price per share attributable to such Company Option), multiplied by (b) the total number of shares of Company Common Stock that are issuable upon the full exercise of such Company Option. All Company Options that are not In-the-Money Company Options will be cancelled on the Effective Time without any cash payment being made in respect thereof.
Parent and Merger Sub have obtained equity and debt financing commitments for the transactions contemplated by the Merger Agreement. Pursuant to the Equity Commitment Letter, Bain Fund XI has committed to invest in Parent for the purpose of financing the transactions contemplated by the Merger Agreement and paying related fees and expenses, subject to the terms and conditions set forth therein. The Company is a third party beneficiary of the Equity Commitment Letter. In addition, pursuant to the Limited Guaranty, Bain Fund XI has also provided the Company with a limited guaranty in favor of the Company, which guarantees the payment of certain monetary obligations that may be owed by Parent pursuant to the Merger Agreement, including any reverse termination fee that may become payable by Parent (described further below).
In addition, pursuant to the Debt Commitment Letter, Goldman Sachs Bank USA (the “Lead Arranger”) has committed to provide a senior secured asset based revolving credit facility for the purpose of financing the transactions contemplated by the Merger Agreement and paying related fees and expenses, subject to the terms and conditions set forth therein. The obligation of the Lead Arranger to provide debt financing under the Debt Commitment Letter is subject to a number of customary conditions.
Consummation of the Merger is subject to certain conditions, including, but not limited to, the: (i) Requisite Stockholder Approval; (ii) expiration or termination of any waiting periods applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and any other applicable foreign Antitrust Laws; and (iii) absence of any law or order restraining, enjoining or otherwise prohibiting the Merger.
During the period from the date of the Merger Agreement until December 6, 2016 (the “Go-Shop Period”), the Company may solicit alternative acquisition proposals from third parties and provide information to, and participate in discussions and engage in negotiations with, third parties regarding any alternative acquisition proposals. After the expiration of the Go-Shop Period, the Company will become subject to customary restrictions on its ability to solicit alternative acquisition proposals from third parties and to provide information to, and participate in discussions and engage in negotiations with, third parties regarding any alternative acquisition proposals.
The Merger Agreement contains certain termination rights for the Company and Parent. Upon termination of the Merger Agreement under specified circumstances, the Company will be required to pay Parent a termination fee. If the termination fee becomes payable by the Company due to (x) the Company’s termination of the merger agreement on or prior to the Cut-Off Date with respect to the Company entering into an alternative acquisition agreement with an Excluded Party, the amount of the termination fee will be $7.4 million, and (y) if the termination fee becomes payable under any other circumstance, the amount of the termination fee will be $17.4 million. The Merger Agreement also provides that Parent will be required to pay the Company a reverse termination fee of $32.2 million if (i) the Closing does not occur within five business days of the first date Parent is required to close; (ii) all mutual and Parent closing conditions are satisfied (other than those conditions that their terms are satisfied at the Closing, each of which are capable of being satisfied at Closing); (iii) the Company has irrevocably notified Parent in writing that it is ready, willing and able to close and that all Company closing conditions are satisfied or waived (other than those conditions that their terms are satisfied at the Closing, each of which are capable of being satisfied at Closing); (iv) the Company has given Parent written notice five business days prior to termination stating the Company’s intent to terminate the Merger Agreement if Parent and Merger Sub fail to consummate the Merger; and (v) Parent and Merger Sub fail to close on the later of five business days of the notice and the date Parent is otherwise required to close.

In addition to the foregoing termination rights, and subject to certain limitations, the Company or Parent may terminate the Merger Agreement if the Merger is not consummated by May 6, 2017.

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
The foundation of our strategic initiatives is to provide a compelling experience that illuminates the advantages of buying from us. The products we sell are typically high in value and involve significant research from the customers before they purchase. As such, it is important that the customers trust that the products they receive are fairly priced, of exceptional quality, and delivered on time. We are building higher levels of trust with our consumers by providing information, transparency, product selection and service via an exceptional user experience. We are continually enhancing this experience through features on our website, ongoing improvement of our customer service call center, accessibility to our products and diamond and jewelry consultants in our webrooms, offering free domestic and international shipping, and diamond visualization.
Recent Developments
On November 6, 2016, the Company entered into a definitive agreement to be acquired by BC Cyan Parent Inc., a Delaware corporation (“Parent”) and BC Cyan Acquisition Inc., a Delaware corporation and wholly-owned subsidiary of Parent (“Merger Sub”), providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Parent. Parent and Merger Sub were formed by Bain Fund XI and Bow Street. The Parent will acquire 100 percent of the Company's common stock for $40.75 per share in cash, for a total value of approximately $500 million. The Company’s Restricted Stock Units (RSUs) and In-the-Money Options outstanding as of the effective date, whether vested or unvested, will be canceled and converted into the right to receive an amount in cash, unless otherwise agreed to in writing by the Parent and the Company. See Note 6, Subsequent Event in our Notes to the Consolidated Financial Statements for more information.
We anticipate that the transaction will be consummated in the first half of 2017. We did not incur significant costs related to the Merger during the third quarter of 2016 while we anticipate to incur significant costs, expenses, and fees for professional services and other transaction costs in connection with the Merger in future periods.
Third Quarter of 2016 Summary of Results of Operations

Net sales of $105.1 million for the third quarter of 2016, decreased from $109.9 million for the third quarter of 2015. U.S. engagement net sales decreased 8.5%, U.S. non-engagement net sales increased 1.2%, and international net sales increased 1.8% from the third quarter of 2015. International net sales comprised 19.3% of our total net sales for the third quarter of 2016, as compared to 18.2% of our total net sales for the third quarter of 2015. Our gross profit decreased $0.6 million for the third quarter of 2016, a 2.8% decrease compared to the third quarter of 2015. Net income per diluted share was $0.11 for the third quarter of 2016, compared to $0.17 for the third quarter of 2015.

Results of Operations
Comparison of the Quarter Ended October 2, 2016 to the Quarter Ended October 4, 2015
The following table presents our operating results for the quarters ended October 2, 2016 and October 4, 2015, including a comparison of the financial results for these periods (dollars in thousands, except per share data):

	Quarter ended
	October 2, 2016	October 4, 2015	$ Change	% Change
Net sales	$105,110	$109,943	$(4,833)	(4.4)%
Cost of sales	84,470	88,712	(4,242)	(4.8)%
Gross profit	20,640	21,231	(591)	(2.8)%
Selling, general and administrative expenses	18,843	18,192	651	3.6%
Operating income	1,797	3,039	(1,242)	(40.9)%
Other income (loss), net:
Interest income, net	10	12	(2)	(16.7)%
Other income (loss), net	90	(33)	123	372.7%
Total other income (loss), net	100	(21)	121	576.2%
Income before income taxes	1,897	3,018	(1,121)	(37.1)%
Income tax expense	604	1,041	(437)	(42.0)%
Net income	$1,293	$1,977	$(684)	(34.6)%
Basic net income per share	$0.11	$0.17	$(0.06)
Diluted net income per share	$0.11	$0.17	$(0.06)
Net Sales
Net sales decreased to $105.1 million for the third quarter of 2016 compared to $109.9 million for the third quarter of 2015. The total net sales decrease was due to a decrease in the average order value partially offset by an increase in orders.
Net sales in the U.S. decreased 5.8% to $84.8 million for the third quarter of 2016, compared to $90.0 million for the third quarter of 2015. U.S. engagement net sales for the third quarter of 2016 decreased 8.5% to $59.5 million, compared to $65.0 million for the third quarter of 2015. The decrease in U.S. engagement net sales was due to both decreased orders and average order value in engagement rings and loose diamonds, primarily at our core price points. U.S. non-engagement net sales for the third quarter of 2016 increased by 1.2% to $25.3 million compared to $25.0 million for the third quarter of 2015.
International net sales increased 1.8% to $20.3 million for the third quarter of 2016 from $19.9 million for the third quarter of 2015. International net sales increased due to an overall increase in orders partially offset by a decrease in the average order value. Growth was particularly strong in Asia, Greater China and the Pacific offset by weakness in Europe most notably in the UK due to the fall of the British pound after Brexit. International net sales during the third quarter of 2016 continued to be negatively impacted by foreign currency exchange rates but to a lesser extent than prior quarters. Internally, we monitor our international sales performance on a non-GAAP basis which eliminates the positive or negative effects that result from translating currency from international sales into U.S. dollars (“constant exchange rate basis”). Changes in foreign exchange rates during the third quarter of 2016, compared to the rates in effect during the third quarter of 2015, continues to have a negative impact of approximately 2.4% on international net sales. Excluding the impact of changes in foreign exchange rates, international net sales increased 4.2% for the third quarter of 2016 compared to the third quarter of 2015. For a reconciliation of this non-GAAP financial measure to its corresponding GAAP financial measure, refer to the “Non-GAAP Financial Measures” section below.
Gross Profit
Gross profit for the third quarter of 2016 decreased 2.8% to $20.6 million from $21.2 million for the third quarter of 2015. The decrease in gross profit resulted primarily from the decrease in net sales. Gross margin rate for the third quarter of 2016 was 19.6% and 19.3% for the third quarter of 2015. The gross margin rate increased due to continued sales mix shift from our engagement category to our non-engagement category as well as continued weakness in sales of our higher price point engagement products. Our non-engagement products and lower price point products generally generate greater margins than our engagement and higher-price point products.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 3.6% to $18.8 million in the third quarter of 2016 compared to $18.2 million in the third quarter of 2015. Compensation and benefits expense increased by $0.5 million, general and administrative expenses such as depreciation, legal, taxes and licenses increased $0.8 million to support our growth initiatives. These increases were partially offset by a decrease of $0.5 million in marketing and advertising costs and a decrease of $0.2 million in stock compensation expense. Selling, general and administrative expenses as a percentage of sales increased to 17.9% in the third quarter of 2016 compared to 16.5% in the third quarter of 2015 as sales decreased and selling, general and administrative expenses increased from the third quarter of 2015.
Operating Income
Operating income decreased to $1.8 million for the third quarter of 2016 compared to $3.0 million for the third quarter of 2015. The decrease in operating income was primarily due to a decrease in net sales and an increase in selling, general and administrative expenses.
Income Taxes
Our effective tax rate decreased to 31.8% for the third quarter of 2016 from 34.5% for the third quarter of 2015. The decrease in the effective rate was primarily due to increased research tax credits and lower taxable income resulting in a lower corporate tax bracket.

Comparison of the Year to Date Ended October 2, 2016 to the Year to Date Ended October 4, 2015
The following table presents our operating results for the years to date ended October 2, 2016 and October 4, 2015, including a comparison of the financial results for these periods (dollars in thousands, except per share data):

	Year to date ended
	October 2, 2016	October 4, 2015	$ Change	% Change
Net sales	$321,937	$330,083	$(8,146)	(2.5)%
Cost of sales	258,673	266,790	(8,117)	(3.0)%
Gross profit	63,264	63,293	(29)	—%
Selling, general and administrative expenses	56,950	54,905	2,045	3.7%
Operating income	6,314	8,388	(2,074)	(24.7)%
Other income, net:
Interest income, net	35	76	(41)	(53.9)%
Other income, net	571	—	571	100.0%
Total other income, net	606	76	530	697.4%
Income before income taxes	6,920	8,464	(1,544)	(18.2)%
Income tax expense	2,420	2,969	(549)	(18.5)%
Net income	$4,500	$5,495	$(995)	(18.1)%
Basic net income per share	$0.39	$0.47	$(0.08)
Diluted net income per share	$0.38	$0.47	$(0.09)
Net Sales
Net sales decreased by 2.5% during the year to date ended October 2, 2016 as compared to the year to date ended October 4, 2015. The total net sales decrease was due to a decrease in average order value slightly offset by an increase in orders.
Net sales in the U.S. decreased 3.5% to $261.5 million during the year to date ended October 2, 2016, compared with $271.1 million during the year to date ended October 4, 2015. U.S. engagement net sales for the year to date ended October 2, 2016 decreased 6.6% to $178.8 million, compared to $191.4 million for the year to date ended October 4, 2015. The decrease in U.S. engagement net sales was due to a decrease in both orders and the average order value. U.S. non-engagement net sales for the year to date ended October 2, 2016 increased 3.8% to $82.7 million, compared to $79.7 million for the year to date ended October 4, 2015 due to an increase in the average order value and to a lesser extent an increase in orders.
International net sales increased 2.4% to $60.4 million during the year to date ended October 2, 2016 from $59.0 million in the year to date ended October 4, 2015. International net sales increased due to an increase in orders partially offset by a decrease in the average order value. Growth was particularly strong in China and Europe despite the negative impact of foreign currency exchange rates. International net sales for the year to date ended October 2, 2016, continued to be negatively impacted by foreign currency exchange rates. Internally, we monitor our international sales performance on a non-GAAP basis which eliminates the positive or negative effects that result from translating currency from international sales into U.S. dollars (“constant exchange rate basis”). Changes in foreign exchange rates during the year to date ended October 2, 2016, compared to the rates in effect during the year to date ended October 4, 2015, had a negative impact of approximately 3.5% on international net sales. Excluding the impact of changes in foreign exchange rates, international net sales increased 5.9% for the year to date ended October 2, 2016 compared to the year to date ended October 4, 2015. For a reconciliation of this non-GAAP financial measure to its corresponding GAAP financial measure, refer to the "Non-GAAP Financial Measures” section below.
Gross Profit
Gross profit increased slightly for the year to date ended October 2, 2016 compared to the year to date ended October 4, 2015. Gross margin rate increased to 19.7% for the year to date ended October 2, 2016 compared to 19.2% for the year to date ended October 4, 2015. The gross margin rate increased due to a sales mix shift from our engagement category to our non-engagement category and a decrease in sales in our higher price point engagement products. Our non-engagement products and lower price point products generally generate greater margins than our engagement and higher-price point products.

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
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 3.7% to $57.0 million in the year to date ended October 2, 2016 compared to $54.9 million in the year to date ended October 4, 2015. General and administrative expenses increased $2.5 million in depreciation, rent, legal, taxes and license fees and compensation and benefits expense by $1.4 million to support our growth initiatives. General and administrative expenses also increased by $0.3 million of capitalized internally developed software costs written off during the current year and payment processing fees increased $0.2 million. These increases were offset by a decrease of $1.6 million in marketing and advertising costs, a decrease of $0.3 million in bad debt expense and a decrease of $0.4 million in stock compensation expense. Selling, general and administrative expenses as a percentage of sales increased to 17.7% in the year to date ended October 2, 2016 compared to 16.6% in the year to date ended October 4, 2015 as selling, general and administrative expenses increased while sales decreased.
Operating Income
Operating income was $6.3 million for the year to date ended October 2, 2016 compared to $8.4 million for the year to date ended October 4, 2015. The decrease in operating income was primarily due to a decrease in net sales and an increase in selling, general and administrative expenses.
Income Taxes
Our effective tax rate decreased slightly to 35.0% for the year to date ended October 2, 2016 from 35.1% for the year to date ended October 4, 2015. The decrease in the effective rate was primarily due to lower taxable income resulting in a lower tax bracket.
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
As of October 2, 2016, we had a working capital of $4.1 million, including cash and cash equivalents of $40.6 million and inventory of $44.1 million, offset by accounts payable of $77.9 million. Current levels of cash and cash equivalents reflect the payment of our special cash dividend on March 7, 2016, proceeds from stock option exercises, and the repurchase of shares of our common stock in the year to date ended October 2, 2016.
Net cash of $34.5 million was used in operating activities for the year to date ended October 2, 2016, compared to net cash used in operating activities of $45.0 million for the year to date ended October 4, 2015. The decrease in cash used in operating activities was primarily due to changes in working capital accounts related to timing and extent of paydown of payables, cash receipts as well as sales and purchases of inventory.
Net cash of $4.2 million and $1.5 million were used in investing activities for the year to date periods ended October 2, 2016 and October 4, 2015, respectively. In both years, cash used in investing activities was primarily the result of purchases of property and equipment which includes capitalized costs to develop our website and internal-use software to support our operations, as well as a result of launching three more Webrooms and our move to a new facility in China in the current year. Our capital needs are generally relatively low and include, without limitation, investments in technology and website enhancements, capital improvements to our leased warehouse and office facilities and furniture and equipment.

Net cash used in financing activities for the year to date ended October 2, 2016 was $7.3 million, primarily related to the payment of our special cash dividend of $8.1 million, taxes paid for net share settlement of equity awards of $0.6 million and share repurchases of $0.3 million, offset by $1.7 million of proceeds from stock option exercises, discussed below. Net cash used in financing activities for the year to date ended October 4, 2015 was $11.0 million, primarily related to the repurchase of common stock and taxes paid for net share settlement of equity awards of $0.4 million.
On November 2, 2015, our board of directors authorized the renewal of our share repurchase program. Under this renewed program, we are authorized to repurchase up to $100.0 million of our common stock through January 2018, subject to limitations under Delaware law and the market conditions described below.
For the fiscal year to date through November 8, 2016, we have repurchased a total of 12,765 shares of our common stock for $0.3 million.
From the inception of the buyback program in the first quarter of 2005 through October 2, 2016, we have repurchased an aggregate of approximately 9.4 million shares for a total of $327.2 million. Our shares may be repurchased from time to time in open market transactions or in negotiated transactions off the market. The timing and amount of any shares repurchased is determined by our management based on their evaluation of market conditions and other factors, including our cash needs. Repurchases may also be made under a Rule 10b5-1 plan. We continually assess market conditions, our cash position, operating results, current forecasts and other factors when making decisions about stock repurchases.
Contractual Obligations
There have been no material changes to our contractual obligations during the period covered by this report from those disclosed in our Annual Report.
Off-Balance Sheet Arrangements
As of October 2, 2016, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
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
The following table reconciles year-over-year international net sales percentage increases (decreases) from the GAAP sales measures to the non-GAAP constant exchange rate basis:

Quarter ended October 2, 2016	Year over year growth	Effect of foreign exchange movements	Year over year growth on constant exchange rate basis
International net sales	1.8%	(2.4)%	4.2%
Quarter ended October 4, 2015	Year over year growth	Effect of foreign exchange movements	Year over year growth on constant exchange rate basis
International net sales	(7.2)%	(10.2)%	3.0%

Year to date ended October 2, 2016	Year over year growth	Effect of foreign exchange movements	Year over year growth on constant exchange rate basis
International net sales	2.4%	(3.5)%	5.9%
Year to date ended October 4, 2015	Year over year growth	Effect of foreign exchange movements	Year over year growth on constant exchange rate basis
International net sales	2.7%	(8.8)%	11.5%
Item 3.Quantitative and Qualitative Disclosures About Market Risk
Our exposure to financial market risk results primarily from fluctuations in interest rates and foreign currency exchange rates. There have been no material changes to our market risks as disclosed in our Annual Report.
Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
During the quarter ended October 2, 2016, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed by us in our periodic reports filed or submitted under the Exchange Act with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our certifying officers concluded that as of the end of the period covered by this report these disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended October 2, 2016, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The announcement and pendency of our agreement to be acquired by Bain Fund XI and Bow Street could have an adverse effect on our business.*
On November 6, 2016, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Bain Fund XI and Bow Street. Uncertainty about the effect of the Merger on our employees, customers, vendors and other business partners may have an adverse effect on our business, financial condition, and results of operation regardless of whether the Merger Agreement is consummated. These risks to the business, include the following, all of which could be exacerbated by a delay in the completion of the Merger:

•	the diversion of significant management time and resources towards the completion of the Merger;

•	difficulties with maintaining relationships with customers, suppliers, and other business partners;

•	diminished ability to retain and hire key personnel;

•	delays or deferments of certain business decisions by our customers, suppliers, and other business partners;

•
the inability to pursue alternative business opportunities or make appropriate changes to our business because of requirements of the Merger Agreement and the related equity and debt financing commitments that we conduct our business in the ordinary course of business consistent with past practice and not engage in certain kinds of transactions prior to the completion of the Merger;

•	litigation related to the Merger and the costs related thereto; and

•	the incurrence of significant costs, expenses, and fees for professional services and other transaction costs in connection with the Merger.

Failure to consummate the Merger within the expected timeframe or at all could have a material adverse impact to our business, financial condition and results of operations.*

There can be no assurance that the Merger will occur. Consummation of the Merger is subject to certain conditions and there can be no assurance that these conditions will be satisfied in a timely manner or at all. The Merger Agreement also contains termination rights for both us and the Parent. If we are required to make these payments, doing so may materially adversely affect our business, financial condition, and results of operations. In addition, if the Merger is not completed, and there are no other parties willing and able to acquire the Company at a price of $40.75 per share or higher, on terms acceptable to us, the share price of the Company's common stock will likely decline to the extent that the current market price of our common stock reflects an assumption that the Merger will be completed. Also, we will continue to incur significant costs, expenses, and fees for professional services and other transaction costs in connection with the Merger for which we will have received little or no benefit if the Merger is not completed. Many of the fees will be payable by us even if the Merger is not completed and may relate to activities that we would have not undertaken other than to complete the Merger. Further, a failed transaction may result in negative publicity and a negative impression of us in the investment community. Finally, any disruption to our business resulting from the announcement and pendency of the Merger and from intensifying competition from our competitors, including any adverse changes in our relationships with our customers, employees, vendors, could continue or accelerate in the event of a failed transaction.
Our business results are significantly affected by the value we are able to provide to our customers.*
Demand for our products has been highly sensitive to pricing changes, because the success of our business model depends, in part, on our ability to offer quality products to customers at prices that are below those of traditional jewelry retailers. Pricing changes may result from changes in commodity prices or changes in our pricing strategy. The prices of commodities upon which we are substantially dependent are subject to fluctuations arising from changes in supply and demand, competition, and market speculation. Because of our virtual inventory model for loose diamonds, our diamond product prices are much more sensitive to rapid fluctuations in the prices of diamonds than traditional retailers, which typically hold diamonds in inventory. Rapid and significant fluctuations in commodity prices, particularly diamond prices, may materially and adversely affect our sales, gross margins, customer experience, and competitive position. Further, we have and will continue to change our product pricing strategies. Our pricing strategies have and will likely continue to have a significant impact on our net sales, gross margins and net income.
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
A majority of the world’s supply of rough diamonds is controlled by a small number of diamond mining firms. As a result, any decisions made to restrict the supply of rough diamonds by these firms to our suppliers could substantially impair our ability to acquire diamonds at commercially reasonable prices, if at all. We do not currently have any direct supply relationships with these firms. Our ability to acquire diamonds and fine jewelry is also substantially dependent on our relationships with various suppliers. Approximately 19%, 18% and 20% of our payments to our diamond and fine jewelry suppliers for each of the years ended January 3, 2016, January 4, 2015, and December 29, 2013, respectively, were made to our top three suppliers for that year. The top three suppliers may change from year to year. Our inability to maintain and expand these and other future diamond and fine jewelry supply relationships on commercially reasonable terms or the inability of our current and future suppliers to maintain arrangements for the supply of products sold to us on commercially reasonable terms would substantially harm our business and results of operations. The financial performance and viability of our suppliers are also significantly dependent upon worldwide economic conditions and consumer demand for diamonds and fine jewelry. The failure of any of our principal suppliers to remain financially viable could adversely impact our supply of diamonds and fine jewelry for sale to our customers. Further, we typically have exclusive online supply relationships with our diamond suppliers. If we were no longer able to maintain exclusive supply, this may adversely impact the inventory listed on our site and may enable competitors to harm our business and results of operations.
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

•	our ability to negotiate favorable lease agreements;

•	our ability to properly assess the profitability of potential new webroom locations;

•	our ability to secure required governmental permits and approvals;

•	our ability to hire and train highly qualified webroom personnel, especially management personnel;

•	the presence of significant construction delays or cost overruns;

•	our ability to implement a cost-effective construction plan;

•	our competitors building or leasing stores near our webrooms or in locations we have identified as targets for a new webroom;

•	webroom sales benefits may not outweigh the costs of collecting sales tax; and

•	general economic and business conditions affecting consumer confidence and spending and the overall strength of our business.
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
Our business may be adversely affected, if we are unable to provide a compelling shopping experience and respond and adapt to rapid changes in consumer preferences.*
We are committed to bringing the best customer experience to our customers in order to build trust and compel them to purchase our products. We are continually enhancing this experience through features on our website that are viewable across any device, including educational content, diamond search and filter options, dynamic product catalogs, diamond and jewelry images, and shopping cart functionality. Our enhancements to the user experience may not be compelling enough for our consumers to purchase our products or our deployment of these enhancements may not be rapid enough to adapt to changes in consumer preferences and thus could harm our business.
Our financial results may be negatively affected if we are required to collect additional taxes on sales or disclose our customers’ private information to tax authorities.*
The application of indirect taxes (such as sales and use tax, value-added tax (“VAT”), goods and services tax, and similar taxes) to ecommerce businesses such as Blue Nile, and to our customers, is a complex and evolving issue. Currently, we collect indirect taxes related to purchases by customers shipping to the States of New York, Washington, and Virginia, and certain indirect taxes collected on sales to customers outside of the United States. One or more states or foreign countries have sought and others may seek to impose additional indirect tax collection obligations on us in the future and/or require us to disclose to tax authorities our customers’ private information, including but not limited to names, addresses, purchase amounts, and purchase dates. Several U.S. states have passed laws or approved regulations that defy and/or conflict with established legal precedent resulting in additional uncertainty. More states are expected to pursue similar strategies.
Given that we sell high value items, indirect tax is a significant consideration, and thus additional obligations to collect indirect taxes from customers, including those resulting from our webroom expansion, may adversely impact our future sales. Changes to laws, changes to interpretations of existing laws, or changes to administrative practices by U.S. federal, U.S. state, or foreign governments to require the collection of indirect taxes on the sale of our products and/or to require us to disclose our customers’ private information to tax authorities could result in substantial tax, penalty and interest liabilities for past sales; discourage customers from purchasing products from us; decrease our competitive advantage; cause us to spend additional money, time and other resources to understand, comply with, and defend ourselves from multi-jurisdictional tax structures; cause us to discontinue certain successful sales and marketing initiatives; and otherwise substantially harm our business and results of operations.
We face significant competition and may be unsuccessful in competing against current and future competitors*
The retail jewelry industry is intensely competitive for which there is limited demand for products. Omnichannel retail, online websites on PCs, mobile devices and tablets, and integrated physical storefronts, is rapidly evolving and subject to changing technology, shifting consumer preferences and tastes, and frequent introductions of new products and services. We expect the competition in the sale of diamonds and fine jewelry to increase and intensify in the future. Our current and potential competitors range from large and established companies to emerging start-ups. Larger more established companies have longer operating histories, greater brand recognition, existing customer and supplier relationships, and significantly greater financial, marketing and other resources. Additionally, larger competitors seeking to establish an online presence may be able to devote substantially more resources to website systems development and exert more leverage over the supply chain for diamonds and fine jewelry than we can. Larger competitors may also be better capitalized to opportunistically acquire, invest or partner with other domestic and international businesses.
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
For the year to date ended October 2, 2016, international net sales represented 18.8% of our total net sales. We continue to increase marketing and sales efforts and anticipate continuing to expand our international sales and operations in the future either by expanding local versions of our website for foreign markets, through acquisitions, investments or alliances with third parties, or through other means. Investments in foreign entities may be impaired and lose value, and this risk of loss is heightened by potential changes in the legal and regulatory environment in the international markets where these acquired businesses or joint ventures operate.
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
We face the risk of theft of our products from inventory or during shipment.*
We have experienced and may continue to experience theft of our products while they are being held in our fulfillment centers, or during the course of shipment to our customers by third-party shipping carriers. Additionally, we currently have four webrooms as part of our Webroom Concept. While our webrooms differ from traditional retailers in that they do not carry inventory to sell to consumers, they have some products on display, and we allow customers to pick-up and return products purchased online to the webrooms. The opening of new webrooms may increase our risk of theft. We have taken steps to prevent theft of our products. However, if security measures fail, losses exceed our insurance coverage or we are not able to maintain insurance at a reasonable cost, we could incur significant losses from theft, which would substantially harm our business and results of operations.
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

BLUE NILE, INC.
Registrant

Dated: November 9, 2016	/s/ David Binder
David Binder
Chief Financial Officer and Chief Administrative Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
2.1 (1)	Agreement and Plan of Merger, dated as of November 6, 2016, by and among Blue Nile, Inc., BC Cyan Parent Inc. and BC Cyan Acquisition Inc.
3.1 (2)	Amended and Restated Certificate of Incorporation of Blue Nile, Inc.
3.2 (3)	Amended and Restated Bylaws of Blue Nile, Inc.
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2 (4)	Specimen Stock Certificate.
31.1 (5)	Certification of Chief Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2 (5)	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1 (5)*	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
32.2 (5)*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Blue Nile, Inc. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

(1)
Previously filed as Exhibit 2.1 to Blue Nile, Inc.'s Current Report on Form 8-K (No. 000-50763), as filed with the Securities and Exchange Commission on November 7, 2016, and incorporated by reference herein.

(2)
Previously filed as Exhibit 3.1 to Blue Nile, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended July 4, 2004 (No. 000-50763), as filed with the Securities and Exchange Commission on August 6, 2004, and incorporated by reference herein.

(3)	Filed herewith.

(4)
Previously filed as Exhibit 4.2 to Blue Nile, Inc.’s Registration Statement on Form S-1/A (No. 333-113494), as filed with the Securities and Exchange Commission on May 4, 2004, as amended, and incorporated by reference herein.

(5)	Filed herewith.